Form 10-K
period 2017-02-03
DOLLAR GENERAL CORP
filed 2017-03-24
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2017

Commission file number: 001‑11421

DOLLAR GENERAL CORPORATION

(Exact name of registrant as specified in its charter)

TENNESSEE	61‑0502302
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non‑accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

The aggregate fair market value of the registrant’s common stock outstanding and held by non‑affiliates as of July 29, 2016 was $26.7 billion calculated using the closing market price of our common stock as reported on the NYSE on such date ($94.74). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

The registrant had 275,095,294 shares of common stock outstanding as of March 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required in Part III of this Form 10‑K is incorporated by reference to the Registrant’s definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 31, 2017.

INTRODUCTION

General

This report contains references to years 2017, 2016, 2015, 2014, 2013, and 2012, which represent fiscal years ending or ended February 2, 2018, February 3, 2017, January 29, 2016, January 30, 2015, January 31, 2014, and February 1, 2013, respectively. Our fiscal year ends on the Friday closest to January 31. Our 2016 fiscal year consisted of 53 weeks, while each of the remaining years listed are or were 52-week years. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

Solely for convenience, our trademarks and tradenames may appear in this report without the ® or TM symbol which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these trademarks and tradenames.

Cautionary Disclosure Regarding Forward‑Looking Statements

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 7 – Commitments and Contingencies,” among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “could,” “can,” “would,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “forecast,” “goal,” “seek,” “ensure,” “potential,” “opportunity,” “objective,” “intend,” “predict,” “committed,” “likely to,” “continue,” “scheduled to,” “focused on,” or “subject to” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, all statements relating to, among others, our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our plans and objectives for, and expectations regarding future operations, economic and competitive market conditions, growth or initiatives including but not limited to the number of planned store openings, remodels and relocations, progress of merchandising initiatives, trends in sales of consumable and non-consumable products, investment in our personnel and the level of future costs and expenses; potential future stock repurchases and cash dividends; anticipated borrowing under our credit facilities and commercial paper program; or the expected outcome or effect of legislative or regulatory changes or initiatives, and our responses thereto, or of pending or threatened litigation or audits are forward-looking statements.

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

Important factors that could cause actual results to differ materially from the expectations expressed or implied in our forward-looking statements are disclosed under “Risk Factors” in Part I, Item 1A and elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Policies and Estimates”). All forward-looking statements are qualified in their entirety by these and other cautionary statements that we make from time to time in our other SEC filings and public communications. You should evaluate forward-looking statements in the context of these risks and uncertainties and are cautioned not to place undue reliance on such statements. These factors may not contain all of the factors that are important to you. We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. Forward-looking statements in this report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1. BUSINESS

General

We are among the largest discount retailers in the United States by number of stores, with 13,429 stores located in 44 states as of March 3, 2017, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumables, seasonal items, home products and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as our own value and comparable quality private brand selections with prices at substantial discounts to national brands. We offer our merchandise at everyday low prices through our convenient small-box locations.

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

Our Business Model

Our long history of profitable growth is founded on a commitment to a relatively simple business model: providing a broad base of customers with their basic everyday and household needs, supplemented with a variety of general merchandise items, at everyday low prices in conveniently located, small-box stores. We continually evaluate the needs and demands of our customers and modify our merchandise selections and pricing accordingly, while remaining focused on increasing profitability, cash generation and returns for our shareholders.

Our operating priorities are summarized as follows: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our people as a competitive advantage.  For more information on these operating priorities, see the “Executive Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

In fiscal year 2016, we achieved our 27th consecutive year of positive same-store sales growth. This growth has taken place in a variety of economic conditions, which we believe is a result of our compelling value and convenience proposition, although no assurances can be given that we will achieve positive same-store sales growth in any given year.

Compelling Value and Convenience Proposition.  Our ability to deliver highly competitive prices in convenient locations and our easy “in and out” shopping format create a compelling shopping experience that we believe distinguishes us from other discount retailers as well as convenience, drug, grocery, online and mass merchant retailers. Our slogan “Save time. Save money. Every day!” summarizes our appeal to customers. We believe our ability to effectively deliver both value and convenience allows us to succeed in small markets with limited shopping alternatives, as well as in larger and more competitive markets. Our value and convenience proposition is evidenced by the following attributes of our business model:

•	Convenient Locations. Our stores are conveniently located in a variety of rural, suburban and urban communities. We seek to locate our stores in close proximity to our customers, which helps drive customer loyalty and trip frequency and makes us an attractive alternative to large discount and other large‑box retail and grocery stores.

•

Time‑Saving Shopping Experience.  We also provide customers with a highly convenient, easy to navigate shopping experience. Our small-box stores are easy to get in and out of quickly. Our product offering includes most necessities, such as basic packaged and refrigerated food and dairy products, cleaning supplies, paper products, health and beauty care items, greeting cards, basic apparel, housewares, hardware and automotive supplies, among others. Our convenient hours and broad merchandise offering allow our customers to fulfill their routine shopping requirements and minimize their need to shop elsewhere.

•

Everyday Low Prices on Quality Merchandise.  Our research indicates that we offer a price advantage over most food and drug retailers and that our prices are competitive with even the largest discount retailers. Our ability to offer everyday low prices on quality merchandise is supported by our low‑cost operating structure and our strategy to maintain a limited number of items per merchandise category, which we believe helps us maintain strong purchasing power. We offer quality nationally advertised brands at these everyday low prices in addition to offering our own value and comparable quality private brands at substantially lower prices.

Substantial Growth Opportunities.  We believe we have substantial long‑term growth potential in the U.S. We have identified significant opportunities to add new stores in both existing and new markets. In addition, we have opportunities to relocate or remodel locations within our existing store base to better serve our customers. Our attractive store economics, including a relatively low initial investment and simple, low‑cost operating model have allowed us to grow our store base to current levels and provide us significant opportunities to continue our profitable store growth strategy.

Our Merchandise

We offer a focused assortment of everyday necessities, which help to drive frequent customer visits, and key items in a broad range of general merchandise categories. Our product assortment provides the opportunity for our customers to address most of their basic shopping needs with one trip. We sell high‑quality nationally advertised brands from leading manufacturers. Additionally, our private brand consumables offer even greater value with options to purchase national brand equivalent products as well as value items at substantial discounts to the national brand.

Consumables is our largest merchandise category and has become a larger percentage of our total sales in recent years as indicated in the table below. Consumables include paper and cleaning products (such as paper towels, bath tissue, paper dinnerware, trash and storage bags, laundry and other home cleaning supplies); packaged food (such as cereals, canned soups and vegetables, condiments, spices, sugar and flour); perishables (such as milk, eggs, bread, refrigerated and frozen food, beer and wine); snacks (such as candy, cookies, crackers, salty snacks and carbonated beverages); health and beauty (such as over‑the‑counter medicines and personal care products including soap, body wash, shampoo, dental hygiene and foot care products); pet (such as pet supplies and pet food); and tobacco products.

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

The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2016	2015	2014
Consumables	76.4%	75.9%	75.7%
Seasonal	12.2%	12.4%	12.4%
Home products	6.2%	6.3%	6.4%
Apparel	5.2%	5.4%	5.5%

Our home products and seasonal categories typically account for the highest gross profit margins, and the consumables category typically accounts for the lowest gross profit margin.

The Dollar General Store

The typical Dollar General store is operated by a store manager, one or more assistant store managers, and three or more sales associates. Our stores generally feature a low‑cost, no frills building with limited maintenance capital, low operating costs, and a focused merchandise offering within a broad range of categories, allowing us to deliver low retail prices while generating strong cash flows and capital investment returns. Our stores average approximately 7,400 square feet of selling space and approximately 70% of our stores are located in towns of 20,000 or fewer people. We generally have had good success in locating suitable store sites in the past, and we believe that there is ample opportunity for new store growth in existing and new markets. In addition, we believe we have significant opportunities available for our relocation and remodel programs.

Our store growth over the past three years is summarized in the following table:

	Stores at			Net
	Beginning	Stores	Stores	Store	Stores at
Year	of Year	Opened	Closed	Increase	End of Year
2014	11,132	700	43	657	11,789
2015	11,789	730	36	694	12,483
2016	12,483	900	63	837	13,320

Our Customers

Our customers seek value and convenience. Depending on their financial situation and geographic proximity, customers’ reliance on Dollar General varies from fill‑in shopping, to making periodic trips to stock up on household items, to making weekly or more frequent trips to meet most essential needs. We generally locate our stores and plan our merchandise selections to best serve the needs of our core customers, the low and fixed income households often underserved by other retailers, and we are focused on helping them make the most of their spending dollars. At the same time, however, loyal Dollar General shoppers from a wide range of income brackets and life stages appreciate our quality merchandise as well as our attractive value and convenience proposition.

Our Suppliers

We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise. Despite our broad offering, we maintain only a limited number of items per category, giving us a negotiating advantage in dealing with our suppliers. Our largest and second largest suppliers each accounted for approximately 8% of our purchases in 2016. Our private brands come from a diversified supplier base. We directly imported approximately 6% of our purchases at cost in 2016.

We have consistently managed to obtain sufficient quantities of core merchandise and believe that, if one or more of our current sources of supply became unavailable, we generally would be able to obtain alternative sources without experiencing a substantial disruption of our business. However, such alternative sources could increase our merchandise costs or reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales.

Distribution and Transportation

Our stores are currently supported by fourteen distribution centers located strategically throughout our geographic footprint. Our fifteenth distribution center in Jackson, Georgia is under construction with a goal to begin shipping from this facility in late 2017.  We have announced plans to build our sixteenth distribution center in Amsterdam, New York with a planned completion date in fall 2018. We lease additional temporary warehouse space as necessary to support our distribution needs. We continually analyze and rebalance the network to ensure that it remains efficient and provides the service our stores require. See “—Properties” below for additional information pertaining to our distribution centers.

Most of our merchandise flows through our distribution centers and is delivered to our stores by third‑party trucking firms, utilizing our trailers. We also own 39 trucks with which we transport our merchandise. In addition, vendors or third‑party distributors ship certain food items and other merchandise directly to our stores.

Seasonality

Our business is somewhat seasonal. Generally, our highest sales volume occurs in the fourth quarter, which includes the Christmas selling season. In addition, our quarterly results can be affected by the timing of certain holidays, the timing of new store openings and store closings, and the amount of sales contributed by new and existing stores. We typically purchase substantial amounts of inventory in the third quarter and incur higher shipping and payroll costs in the third quarter in anticipation of increased sales activity during the fourth quarter. See Note 12 to the consolidated financial statements for additional information.

Our Competition

We operate in the basic discount consumer goods market, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in‑stock consistency, and customer service. We compete with discount stores and with many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety,  online, omnichannel, and specialty stores. These other retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. Our direct competitors include Family Dollar, Dollar Tree, Big Lots, Fred’s, 99 Cents Only and various local, independent operators, as well as Walmart, Target, Kroger, Aldi, Walgreens, CVS, and RiteAid, among others. Certain of our competitors have greater financial, distribution, marketing and other resources than we do. Competition has intensified and will continue to do so as competitors move into or increase their presence in our geographic markets and increase the availability of mobile and web-based technology to facilitate online shopping and real‑time product and price comparisons and to create an omnichannel shopping experience.

We believe that we differentiate ourselves from other forms of retailing by offering consistently low prices in a convenient, small‑store format. We believe that our prices are competitive due in part to our low‑cost operating structure and the relatively limited assortment of products offered. Purchasing large volumes of merchandise within our focused assortment in each merchandise category allows us to keep our average costs low, contributing to our ability to offer competitive everyday low prices to our customers. See “—Our Business Model” above for further discussion of our competitive situation.

Our Employees

As of March 3, 2017, we employed approximately 121,000 full‑time and part‑time employees, including divisional and regional managers, district managers, store managers, other store personnel and distribution center and administrative personnel. We have increasingly focused on recruiting, training, motivating and retaining employees, and we believe that the quality, performance and morale of our employees continue to be an important part of our success in recent years.  We currently are not a party to any collective bargaining agreements.

Our Trademarks

We own marks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property laws, including, without limitation, the trademarks Dollar General®, Dollar General Market®, Clover Valley®, DG®, DG Deals®, Forever Pals®, I*Magine®, OT Sport®, OT Revolution®, Smart & Simple®, trueliving®, Sweet Smiles®, Open Trails®,  Beauty Cents®, Bobbie Brooks®, Comfort Bay®, Holiday Style®, Swiggles®, More Deals For Your Dollar. Every Day!®, The Fast Way To Save®,  and Save Time. Save Money. Every Day!®, along with variations and formatives of these trademarks as well as certain other trademarks including Ever PetTM and DGXTM. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.

We also hold an exclusive license to the Rexall brand through March 5, 2020.

Available Information

Our Internet website address is www.dollargeneral.com. The information on our website is not incorporated by reference into, and is not a part of, this Form 10-K. We file with or furnish to the Securities and Exchange Commission (the “SEC”) annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, registration statements and other documents. These documents are available free of charge to investors on or through the Investor Information section of our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as Dollar General, that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

Economic conditions and other economic factors may adversely affect our financial performance and other aspects of our business by negatively impacting our customers’ disposable income or discretionary spending, affecting our ability to plan and execute our strategic initiatives, increasing our costs of goods sold and selling, general and administrative expenses, and adversely affecting our sales or profitability.

We believe many of our customers have fixed or low incomes and generally have limited discretionary spending dollars. Any factor that could adversely affect that disposable income would decrease our customers’ confidence, spending, and number of trips to our stores, and could cause our customers to shift their spending to products other than those sold by us or to our less profitable product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, a change in the mix of products we sell, and a reduction in profitability due to lower margins. Factors that could reduce our customers’ disposable income and over which we exercise no influence include but are not limited to adverse economic conditions such as increased or sustained high unemployment or underemployment levels, inflation, increases in fuel or other energy costs and interest rates, lack of available credit, consumer debt levels, higher tax rates and other changes in tax laws, concerns over government mandated participation in health insurance programs, increasing healthcare costs, and decreases in, or elimination of, government subsidies such as unemployment and food assistance programs.

Many of the factors identified above that affect disposable income, as well as commodity rates, transportation costs (including the costs of diesel fuel), costs of labor, insurance and healthcare, foreign exchange rate fluctuations, lease costs, measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations and other economic factors, also affect our ability to plan and execute our strategic initiatives, our cost of goods sold and our selling, general and administrative expenses, and may have other adverse consequences which we are unable to fully anticipate or control, all of which may adversely affect our sales or profitability. We have limited or no ability to control many of these factors.

Our plans depend significantly on strategies and initiatives designed to increase sales and improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could affect our performance adversely.

We have short-term and long-term strategies and initiatives (such as those relating to merchandising, marketing, real estate, sourcing, shrink, private brand, distribution and transportation, store operations, store formats, budgeting and expense reduction, and technology) in various stages of testing, evaluation, and implementation, upon which we expect to rely to continue to improve our results of operations and financial condition and to achieve our financial plans. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation, particularly in light of the diverse geographic locations of our stores and the decentralized nature of our field management. General implementation also may be negatively affected by other risk factors described herein. Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives or the cost of these initiatives exceeding management’s estimates could adversely affect our business, results of operations and financial condition.

The success of our merchandising initiatives, particularly those with respect to non‑consumable merchandise and store‑specific products and allocations, depends in part upon our ability to predict consistently and successfully the products that our customers will demand and to identify and timely respond to evolving trends in demographic mixes in our markets and consumer preferences, expectations and needs. If we are unable to select products that are attractive to customers, to timely obtain such products at costs that allow us to sell them at an acceptable profit, or to effectively market such products, our sales, market share and profitability could be adversely affected. If our merchandising efforts in the non‑consumables area or the higher margin areas within consumables are unsuccessful, we could be further adversely affected by our inability to offset the lower margins associated with our consumables business. Further, our merchandising efforts in the consumables area may not generate the net sales growth and increase customer traffic to the levels needed to offset the lower margins generated by sales of consumables and maintain our targeted gross profit margins.

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

The retail business is highly competitive with respect to price, store location, merchandise quality, product assortment and presentation, in‑stock consistency, customer service, promotional activity, customers, market share, and employees. We compete with discount stores and with many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety, online retailers, and other specialty stores. This competitive environment subjects us to the risk of adverse impact to our financial performance because of the lower prices, and thus the lower margins, that may be required to maintain our competitive position. Also, companies like ours, due to customer demographics and other factors, may have limited ability to increase prices in response to increased costs without losing competitive position. This limitation may adversely affect our margins and financial performance. Certain of our competitors have greater financial, distribution, marketing and other resources than we do and may be able to secure better arrangements with suppliers than we can. If we fail to respond effectively to competitive pressures and changes in the retail markets, it could adversely affect our financial performance.

Competition for customers has intensified as competitors have moved into, or increased their presence in, our geographic markets and increased the availability of mobile and web‑based technology to facilitate online shopping and real‑time product and price comparisons and to create an omnichannel shopping experience. We expect this competition to continue to increase. We remain vulnerable to the marketing power and high level of consumer recognition of larger competitors and to the risk that these competitors or others could venture into our industry in a significant way, including through the introduction of new store formats. Further, consolidation within the discount retail industry could significantly alter the competitive dynamics of the retail marketplace. This consolidation may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration and other improvements in their competitive positions, as well as result in the provision of a wider variety of products and services at competitive prices by these consolidated companies, which could adversely affect our financial performance.

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

Our inventory balance represented approximately 53% of our total assets exclusive of goodwill and other intangible assets as of February 3, 2017. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results or that subjects us to the risk of increased inventory shrinkage. If our buying decisions do not accurately predict customer trends, we inappropriately price products or our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot make assurances that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations may be negatively affected.

A significant disruption to our distribution network, to the capacity of our distribution centers or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.

We rely on our distribution and transportation network to provide goods to our stores in a timely and cost‑effective manner. Using various modes of transportation, including ocean, rail, and truck, we and our vendors move goods from vendor locations to our distribution centers. Deliveries to our stores occur from our distribution centers or directly from our vendors. Any disruption, unanticipated or unusual expense or operational failure related to this process could affect store operations negatively. For example, delivery delays or increases in transportation costs (including through increased fuel costs, increased carrier rates or driver wages as a result of driver shortages, a decrease in transportation capacity for overseas shipments, or work stoppages or slowdowns) could significantly decrease our ability to make sales and earn profits. Labor shortages or work stoppages in the transportation industry or long‑term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries or which would necessitate our securing alternative labor or shipping suppliers could also increase our costs or otherwise negatively affect our business.

We maintain a network of distribution facilities and are moving forward with plans to build new facilities to support our growth objectives. Delays in opening distribution centers could adversely affect our future financial performance by slowing store growth, which may in turn reduce revenue growth, or by increasing transportation costs. In addition, distribution‑related construction or expansion projects entail risks that could cause delays and cost overruns, such as: shortages of materials or skilled labor; work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of these projects could differ significantly from initial expectations due to construction‑related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.

Risks associated with or faced by our suppliers could adversely affect our financial performance.

The products we sell are sourced from a wide variety of domestic and international suppliers, and we are dependent on our vendors to supply merchandise in a timely and efficient manner. In 2016, our largest and second largest suppliers each accounted for approximately 8% of our purchases. We have not experienced any difficulty in obtaining sufficient quantities of core merchandise and believe that, if one or more of our current sources of supply became unavailable, we would generally be able to obtain alternative sources without experiencing a substantial disruption of our business. However, such alternative sources could increase our merchandise costs, result in a temporary reduction in store inventory levels, and reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales. Additionally, if a supplier fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience merchandise out‑of‑stocks that could lead to lost sales and damage to our reputation.

We directly imported approximately 6% of our purchases (measured at cost) in 2016, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods for any reason, such as political unrest or acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes, and economic conditions and instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, increased import duties, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located or from which they import, are beyond our control and could adversely affect our operations and profitability. While we are working to reduce our dependency on goods produced in China, a substantial amount of our imported merchandise still comes from China, and thus, a change in the Chinese leadership, economic and market conditions, internal economic stimulus actions, or currency or other policies, as well as increases in costs of labor and wage taxes, could negatively impact our merchandise costs. In addition, the United States’ foreign trade policies, duties, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. As we increase our imports of merchandise from foreign vendors, the risks associated with these imports also will increase, and we may be exposed to additional or different risks as we increase imports of goods produced in countries other than China.

Our private brands may not maintain broad market acceptance and may increase the risks we face.

The sale of private brand items is an important component of our sales growth and gross profit rate enhancement plans. We have invested in our development and procurement resources and marketing efforts relating to these private brand offerings. We believe that our success in maintaining broad market acceptance of our private brands depends on many factors, including pricing, our costs, quality, customer perception and the timely development and introduction of new products. We may not achieve or maintain our expected sales for our private brands. The sale and expansion of our private brand offerings also subjects us to certain risks, such as: potential product liability risks and mandatory or voluntary product recalls; potential supply chain and distribution chain disruptions for raw materials and finished products; our ability to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to successfully administer and comply with applicable contractual obligations and legal and regulatory requirements; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail.

An increase in sales of our private brands may also adversely affect sales of our vendors’ products, which, in turn, could adversely affect our relationship with certain of our vendors. Any failure to appropriately address some or all of these risks could have a significant adverse effect on our private brand initiatives and on our reputation, business, results of operations and financial condition.

Product liability, product recall or other product safety claims could adversely affect our business, reputation and financial performance.

All of our vendors and their products must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all applicable safety standards.  However, product liability, personal injury or other claims may be asserted against us relating to product contamination, product tampering, mislabeling, recall and other safety issues with respect to the products that we sell.

We seek but may not be successful in obtaining contractual indemnification and insurance coverage from our vendors. If we do not have adequate contractual indemnification or insurance available, such claims could have a material adverse effect on our business, financial condition and results of operations. Our ability to obtain indemnification from foreign vendors may be hindered by our ability to obtain jurisdiction over such vendors to enforce contractual indemnification obligations. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.

We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on our financial performance.

Our business is subject to numerous and frequently changing federal, state and local laws and regulations. We routinely incur significant costs in complying with these regulations. The complexity of the regulatory environment in which we operate and the related cost of compliance are increasing due to additional legal and regulatory requirements, our expanding operations, and increased enforcement efforts. Further, uncertainties exist regarding the future application of certain of these legal requirements to our business. New laws, regulations, policies and the related interpretations and enforcement practices, particularly those dealing with environmental compliance, product safety, food safety, information security and privacy, and labor and employment, among others, or changes in existing laws, regulations, policies and the related interpretations and enforcement practices, particularly those governing the sale of products or employee wages, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall, can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, class action litigation or other litigation, in addition to reputational damage. Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.

Litigation may adversely affect our business, results of operations and financial condition.

Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, results of operations and financial condition. See Note 7 to the consolidated financial statements for further details regarding certain of these pending matters.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage reflects deductibles, self‑insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, certain wage and hour and other employment‑related claims, including class actions, actions based on certain consumer protection laws, and some natural and other disasters or similar events. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self‑insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self‑insure a significant portion of expected losses under our workers’ compensation, automobile liability, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition. Although we continue to maintain property insurance for catastrophic events at our store support center and distribution centers, we are effectively self‑insured for other property losses. If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

Natural disasters and unusual weather conditions (whether or not caused by climate change), pandemic outbreaks, terrorist acts, and global political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, tornadoes and earthquakes, unusual weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our business and financial performance. Uncharacteristic or significant weather conditions can affect consumer shopping patterns, which could lead to lost sales or greater than expected markdowns and adversely affect our short‑term results of operations. To the extent these events result in the closure of one or more of our distribution centers, a significant number of stores, or our corporate headquarters or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries or provide other support functions to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long‑term disruption in the supply of products from some domestic and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the inability of customers to reach or have transportation to our stores directly affected by such events, the temporary reduction in the availability of products in our stores and disruption of our utility services or to our information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

Any failure to maintain the security of information we hold relating to our customers, employees and vendors, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could materially disrupt our operations and harm our reputation and sales.

In connection with sales, we transmit confidential credit and debit card information. We also have access to, collect or maintain certain private or confidential information regarding our customers, employees and vendors, as well as our business. Additionally, under certain circumstances, we may share information with vendors that assist us in conducting our business (for example, third‑party vendors assist us in the transmittal of credit and debit card information in connection with sales), as required by law, or otherwise in accordance with our privacy policy. While we have implemented procedures and technology intended to protect and safeguard our information and require appropriate controls of our vendors, it is possible that cyber-attackers might compromise our security measures or those of our technology and other vendors in the future and obtain the personal information of our customers, employees and vendors that we hold or our business information, as cyberattacks are rapidly evolving and becoming increasingly sophisticated and may not immediately produce signs of intrusion. Moreover, employee error or malfeasance or other irregularities may result in a defeat of our or our third‑party vendors’ security measures and breach our or our third‑party vendors’ information systems.

Because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standards (“PCI DSS”), issued by the Payment Card Industry Security Standards Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing, and transmission of cardholder data. Additionally, we have implemented technology in all of our stores to allow for the acceptance of Europay, Mastercard and Visa (EMV) credit transactions. Complying with PCI DSS standards and implementing related procedures, technology and information security measures require significant resources and ongoing attention. However, even as we comply with PCI DSS standards and offer EMV technology in our stores, we may be vulnerable to, and unable to detect and appropriately respond to, data security breaches and data loss, including cybersecurity attacks or other breach of cardholder data.

A security breach of any kind (whether experienced by us or one of our vendors), which could be undetected for a period of time, or any failure by us to comply with the applicable privacy and information security laws, regulations and standards could expose us to risks of data loss, litigation, government enforcement actions, fines or penalties, credit card brand assessments, and costly response measures (including, for example, providing notification to, and credit monitoring services for, affected customers, as well as further upgrades to our security measures) which may not be covered by or may exceed the coverage limits of our insurance policies, and could materially disrupt our operations. Any resulting negative media attention and publicity could significantly harm our reputation which could cause us to lose market share as a result of customers discontinuing the use of debit or credit cards in our stores or not shopping in our stores altogether and could have a material adverse effect on our business and financial performance.

Material damage or interruptions to our information systems as a result of external factors, staffing shortages or challenges or difficulties in maintaining or updating our existing technology or developing or implementing new technology could have a material adverse effect on our business or results of operations.

We depend on a variety of information technology systems for the efficient functioning of our business and are continually improving our information processes and computer systems to better run our business. These technology initiatives may not deliver desired results or may do so on a delayed schedule. Additionally, such systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, cybersecurity breaches, cyber attacks, natural disasters and human error. Damage or interruption to these systems may require a significant investment to fix or replace them, and we may suffer interruptions or disruptions in our operations in the interim, may experience loss or corruption of critical data and may receive negative publicity, all of which could have a material adverse effect on our business or results of operations.

We also rely heavily on our information technology staff. Failure to meet these staffing needs may negatively affect our ability to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We rely on certain vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these vendors, developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner and could expose us to greater risk of a cybersecurity breach or other cyber attack. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.

Failure to attract, train and retain qualified employees while controlling labor costs, as well as other labor issues, could adversely affect our financial performance.

Our future growth and performance, positive customer experience and regulatory compliance depends on our ability to attract, train, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulations (including changes in “entitlement” programs such as health insurance and paid leave programs), and our reputation and relevance within the labor market. If we are unable to attract and retain adequate numbers of qualified employees, our operations, customer service levels and support functions could suffer. To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. In addition, potential regulatory changes relating to overtime exemptions for certain employees under federal and state laws could result in increased labor costs to our business and negatively affect our operating results if the regulatory changes are implemented. Our ability to pass along labor costs to our customers is constrained by our everyday low price model, and we may not be able to offset such increased costs elsewhere in our business.

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

Because our business is somewhat seasonal, with the highest volume of net sales during the fourth quarter, adverse events during the fourth quarter could materially affect our financial statements as a whole.

We generally recognize our highest volume of net sales during the Christmas selling season, which occurs in the fourth quarter of our fiscal year. In anticipation of this holiday, we purchase substantial amounts of seasonal inventory. Adverse events, such as deteriorating economic conditions, high unemployment rates, high gas prices, public transportation disruptions, or unusual or unanticipated adverse weather could result in lower‑than‑planned sales during the Christmas selling season. An excess of seasonal merchandise inventory could result if our net sales during the Christmas selling season fall below seasonal norms or expectations. If our fourth quarter sales results were substantially below expectations, our financial performance and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise.

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

The implementation of new accounting standards will require extensive systems, internal process and other changes that could increase our operating costs, and also will result in changes to our financial statements. In particular, the implementation of accounting standards related to leases, as issued by the Financial Accounting Standards Board (“FASB”) are requiring us to make significant changes to our lease management and other accounting systems, and will result in significant changes to our financial statements. Additionally, the FASB has issued accounting standards related to revenue recognition and intra-entity transfers that could result in changes to our financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 3, 2017, we operated 13,429 retail stores located in 44 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	688	Nebraska	111
Arizona	99	Nevada	24
Arkansas	392	New Hampshire	23
California	185	New Jersey	94
Colorado	30	New Mexico	87
Connecticut	33	New York	358
Delaware	43	North Carolina	730
Florida	781	North Dakota	5
Georgia	758	Ohio	705
Illinois	481	Oklahoma	408
Indiana	459	Oregon	19
Iowa	205	Pennsylvania	604
Kansas	220	Rhode Island	6
Kentucky	474	South Carolina	484
Louisiana	511	South Dakota	32
Maine	29	Tennessee	700
Maryland	118	Texas	1,353
Massachusetts	22	Utah	6
Michigan	401	Vermont	32
Minnesota	97	Virginia	362
Mississippi	447	West Virginia	216
Missouri	464	Wisconsin	133

Most of our stores are located in leased premises. Individual store leases vary as to their terms, rental provisions and expiration dates. Many stores are subject to build‑to‑suit arrangements with landlords, which typically carry a primary lease term of up to 15 years with multiple renewal options. We also have stores subject to shorter‑term leases and many of these leases have renewal options. A significant portion of our new stores are subject to build‑to‑suit arrangements.

As of March 3, 2017, we operated fourteen distribution centers, as described in the following table:

	Year	Approximate Square	Number of
Location	Opened	Footage	Stores Served
Scottsville, KY	1959	720,000	746
Ardmore, OK	1994	1,310,000	1,342
South Boston, VA	1997	1,250,000	996
Indianola, MS	1998	820,000	788
Fulton, MO	1999	1,150,000	1,290
Alachua, FL	2000	980,000	960
Zanesville, OH	2001	1,170,000	1,159
Jonesville, SC	2005	1,120,000	1,185
Marion, IN	2006	1,110,000	1,270
Bessemer, AL	2012	940,000	1,148
Lebec, CA	2012	600,000	352
Bethel, PA	2014	1,000,000	939
San Antonio, TX	2016	920,000	852
Janesville, WI	2016	1,000,000	402

We lease the distribution centers located in California, Oklahoma, Mississippi and Missouri and own the remaining distribution centers in the table above. Approximately 7.25 acres of the land on which our Kentucky distribution center is located is subject to a ground lease. As of February 3, 2017, we leased approximately 871,000 square feet of additional temporary warehouse space to support our distribution needs.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our current executive officers as of March 24, 2017 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected. There are no familial relationships between any of our directors or executive officers.

Name	Age	Position
Todd J. Vasos	55	Chief Executive Officer and Director
John W. Garratt	48	Executive Vice President and Chief Financial Officer
Jeffery C. Owen	47	Executive Vice President, Store Operations
Robert D. Ravener	58	Executive Vice President and Chief People Officer
Rhonda M. Taylor	49	Executive Vice President and General Counsel
James W. Thorpe	58	Executive Vice President and Chief Merchandising Officer
Anita C. Elliott	52	Senior Vice President and Chief Accounting Officer
Michael J. Kindy	51	Senior Vice President, Global Supply Chain

Mr. Vasos has served as Chief Executive Officer and a member of our Board since June 2015. He joined Dollar General in December 2008 as Executive Vice President, Division President and Chief Merchandising Officer. He was promoted to Chief Operating Officer in November 2013. Prior to joining Dollar General, Mr. Vasos served in executive positions with Longs Drug Stores Corporation for 7 years, including Executive Vice President and Chief Operating Officer (February 2008 through November 2008) and Senior Vice President and Chief Merchandising Officer (2001 - 2008), where he was responsible for all pharmacy and front‑end marketing, merchandising, procurement, supply chain, advertising, store development, store layout and space allocation, and the operation of three distribution centers. He also previously served in leadership positions at Phar‑Mor Food and Drug Inc. and Eckerd Corporation.

Mr. Garratt has served as Executive Vice President and Chief Financial Officer since December 2, 2015. He joined Dollar General in October 2014 as Senior Vice President, Finance & Strategy and subsequently served as Interim Chief Financial Officer from July 2015 to December 2015. Prior to joining Dollar General, Mr. Garratt held various positions of increasing responsibility with Yum! Brands, Inc., one of the world’s largest restaurant companies, between May 2004 and October 2014, holding leadership positions in corporate strategy and financial planning. He served as Vice President, Finance and Division Controller for the KFC division and earlier for the Pizza Hut division and for Yum Restaurants International between October 2013 and October 2014. He also served as the Senior Director, Yum Corporate Strategy, from March 2010 to October 2013, reporting directly to the corporate Chief Financial Officer and leading corporate strategy as well as driving key cross‑divisional initiatives. Mr. Garratt served in various other financial positions at Yum from May 2004 to March 2010. He served as Plant Controller for Alcoa Inc. between April 2002 and May 2004, and held various financial management positions at General Electric from March 1999 to April 2002. He began his career in May 1990 at Alcoa, where he served for approximately nine years.

Mr. Owen returned to Dollar General in June 2015 as Executive Vice President of Store Operations, with over 21 years of previous employment experience with the Company. Prior to his departure from Dollar General in July 2014, he was Senior Vice President, Store Operations. Prior to August 2011, Mr. Owen served as Vice President, Division Manager. From November 2006 to March 2007, he served as Retail Division Manager. Prior to November 2006, he was Senior Director, Operations Process Improvement. Mr. Owen served the Company in various operations roles of increasing importance and responsibility from December 1992 to September 2004. Mr. Owen has served as a director of Kirkland’s Inc. since March 30, 2015.

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

Mr. Thorpe returned to Dollar General in August 2015 as Executive Vice President and Chief Merchandising Officer, with over six years of previous employment experience with the Company. Mr. Thorpe has advised the Company of his intention to resign, which will be effective April 15, 2017. He previously served as Senior Vice President, General Merchandise Manager, from May 2006 when he joined the Company until his departure in July 2012. Following his departure from Dollar General, Mr. Thorpe provided on a limited ad‑hoc basis certain retail industry consulting services as President of JW Thorpe & Associates, Inc. Prior to Dollar General, he served in various positions of increasing importance and responsibility with Sears Holdings Corporation, a leading integrated retailer, from March 1991 to May 2006 where his last position was Vice President and General Merchandise Manager—Hard Home of Sears Home Group. Prior to Sears, he worked as a Marketing Program Manager for Zenith Data Systems, a personal computer development and sales company, from July 1990 to February 1991. He began his career at The MAXIMA Corporation, an information technology services company, where he held various project administration and analyst positions.

Ms. Elliott has served as Senior Vice President and Chief Accounting Officer since December 2, 2015. She joined Dollar General as Senior Vice President and Controller in August 2005. Prior to joining Dollar General, she served as Vice President and Controller of Big Lots, Inc., a closeout retailer, from May 2001 to August 2005, where she was responsible for accounting operations, financial reporting and internal audit. Prior to serving at Big Lots, she served as Vice President and Controller for Jitney‑Jungle Stores of America, Inc., a grocery retailer, from April 1998 to March 2001. At Jitney‑Jungle, Ms. Elliott was responsible for the accounting operations and the internal and external financial reporting functions. Prior to serving at Jitney‑Jungle, she practiced public accounting for 12 years, 6 of which were with Ernst & Young LLP.

Mr. Kindy joined Dollar General as Vice President, Distribution Centers in December 2008. He became Vice President, Transportation in May 2013 and was promoted to Senior Vice President, Global Supply Chain in June 2015. Prior to joining Dollar General, Mr. Kindy had 14 years of grocery distribution management and 5 years of logistics and distribution consulting experience. He served as Senior Director, Warehouse Operations, for ConAgra Foods, one of North America’s largest packaged food companies, from November 2007 to December 2008.  Since beginning his career in July 1989, Mr. Kindy also held various distribution and warehouse leadership positions at Safeway, Inc., Crum & Crum Logistics, and Specialized Distribution Management, Inc., and served as a principal consultant for PricewaterhouseCoopers.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “DG.” The high and low sales prices during each quarter in fiscal 2016 and 2015 were as follows:

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter
High	$87.42	$96.88	$94.75	$80.67
Low	$67.90	$78.91	$66.50	$68.04

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter
High	$76.99	$81.42	$81.15	$75.14
Low	$65.86	$71.44	$64.66	$59.75

On March 17, 2017, our stock price at the close of the market was $72.33 and there were approximately 2,148 shareholders of record of our common stock.

Dividends

On March 15, 2017, our Board of Directors declared a quarterly cash dividend of $0.26 per share, which is payable on April 25, 2017 to shareholders of record of our common stock on April 11, 2017. We paid quarterly cash dividends of $0.25 in 2016 and $0.22 per share in 2015. Prior to March 2015, we had not declared or paid recurring dividends since March 2007. Although the Board intends to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s discretion based on an evaluation of our earnings performance, financial condition, capital needs and other relevant factors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant.

Issuer Purchases of Equity Securities

The following table contains information regarding purchases of our common stock made during the quarter ended February 3, 2017 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b‑18(a)(3) of the Securities Exchange Act of 1934:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs(a)	or Programs(a)
10/29/16-11/30/16	3,119,816	$73.74	3,119,816	$1,014,328,000
12/01/16-12/31/16	733,148	$76.38	733,148	$958,329,000
01/01/17-02/03/17	339,323	$73.68	339,323	$933,329,000
Total	4,192,287	$74.20	4,192,287	$933,329,000

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of Dollar General Corporation as of the dates and for the periods indicated. The selected historical statement of income data and statement of cash flows data for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015 and balance sheet data as of February 3, 2017 and January 29, 2016, have been derived from our historical audited consolidated financial statements included elsewhere in this report. The selected historical statement of income data and statement of cash flows data for the fiscal years ended January 31, 2014 and February 1, 2013 and balance sheet data as of January 30, 2015, January 31, 2014, and February 1, 2013 presented in this table have been derived from audited consolidated financial statements not included in this report.

The information set forth below should be read in conjunction with, and is qualified by reference to, the Consolidated Financial Statements and related notes included in Part II, Item 8 of this report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II,

Item 7 of this report. Certain financial disclosures relating to prior periods have been reclassified to conform to the current year presentation.

(Amounts in millions, excluding per share data,	Year Ended
number of stores, selling square feet, and net sales	February 3,	January 29,	January 30,	January 31,	February 1,
per square foot)	2017(1)	2016	2015	2014	2013
Statement of Income Data:
Net sales	$21,986.6	$20,368.6	$18,909.6	$17,504.2	$16,022.1
Cost of goods sold	15,204.0	14,062.5	13,107.1	12,068.4	10,936.7
Gross profit	6,782.6	6,306.1	5,802.5	5,435.7	5,085.4
Selling, general and administrative expenses	4,719.2	4,365.8	4,033.4	3,699.6	3,430.1
Operating profit	2,063.4	1,940.3	1,769.1	1,736.2	1,655.3
Interest expense	97.8	86.9	88.2	89.0	127.9
Other (income) expense	—	0.3	—	18.9	30.0
Income before income taxes	1,965.6	1,853.0	1,680.9	1,628.3	1,497.4
Income tax expense	714.5	687.9	615.5	603.2	544.7
Net income	$1,251.1	$1,165.1	$1,065.3	$1,025.1	$952.7
Earnings per share—basic	$4.45	$3.96	$3.50	$3.17	$2.87
Earnings per share—diluted	4.43	3.95	3.49	3.17	2.85
Dividends per share	1.00	0.88	—	—	—
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$1,605.0	$1,391.7	$1,326.9	$1,244.1	$1,219.1
Investing activities	(550.9)	(503.4)	(371.7)	(250.0)	(569.8)
Financing activities	(1,024.1)	(1,310.2)	(880.9)	(629.3)	(634.6)
Total capital expenditures	(560.3)	(504.8)	(374.0)	(538.4)	(571.6)
Other Financial and Operating Data:
Same store sales growth(2)	0.9%	2.8%	2.8%	3.3%	4.7%
Same store sales(2)	$20,348.1	$19,254.3	$17,818.7	$16,365.5	$14,992.7
Number of stores included in same store sales calculation	12,383	11,706	11,052	10,387	9,783
Number of stores (at period end)	13,320	12,483	11,789	11,132	10,506
Selling square feet (in thousands at period end)	98,943	92,477	87,205	82,012	76,909
Net sales per square foot(3)	$229	$226	$223	$220	$216
Consumables sales	76.4%	75.9%	75.7%	75.2%	73.9%
Seasonal sales	12.2%	12.4%	12.4%	12.9%	13.6%
Home products sales	6.2%	6.3%	6.4%	6.4%	6.6%
Apparel sales	5.2%	5.4%	5.5%	5.5%	5.9%
Rent expense	$942.4	$856.9	$785.2	$686.9	$614.3
Balance Sheet Data (at period end):
Cash and cash equivalents and short-term investments	$187.9	$157.9	$579.8	$505.6	$140.8
Total assets	11,672.3	11,257.9	11,208.6	10,848.2	10,340.8
Long-term debt(4)	3,211.5	2,970.6	2,725.1	2,799.5	2,745.3
Total shareholders’ equity	5,406.3	5,377.9	5,710.0	5,402.2	4,985.3

(1)	The fiscal year ended February 3, 2017 was comprised of 53 weeks.

(2)

Same‑store sales are calculated based upon stores that were open at least 13 full fiscal months and remain open at the end of the reporting period. We include stores that have been remodeled, expanded or relocated in our same‑store sales calculation. Changes in same-store sales are calculated based on the comparable 52 calendar weeks in the current and prior years.

(3)

Net sales per square foot was calculated based on total sales for the preceding 12 months as of the ending date of the reporting period divided by the average selling square footage during the period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters.

(4)	Debt issuance costs are reflected as a deduction from the corresponding debt liability for all periods presented.

	Year Ended
	February 3,		January 29,		January 30,		January 31,		February 1,
	2017(1)		2016		2015		2014		2013
Ratio of earnings to fixed charges(2):	4.3	x	4.5	x	4.4	x	4.7	x	4.7	x

(1)	The fiscal year ended February 3, 2017 was comprised of 53 weeks.

(2)

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. It also should be read in conjunction with the Cautionary Disclosure Regarding Forward‑Looking Statements and the Risk Factors disclosures set forth in the Introduction and in Item 1A of this report, respectively.

Executive Overview

We are among the largest discount retailers in the United States by number of stores, with 13,429 stores located in 44 states  as of March 3, 2017, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high-quality national brands from leading manufacturers, as well as our own value and comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

Because the customers we serve are value-conscious, many with low or fixed incomes,  we are intensely focused on helping them make the most of their spending dollars. We believe our convenient store format and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years. Like other retailers, we have been operating for several years in an environment with ongoing macroeconomic challenges and uncertainties. Our core customers are often among the first to be affected by negative or uncertain economic conditions,  and are among the last to feel the effects of improving economic conditions particularly when, as in the recent past, trends are inconsistent and their duration unknown.  The primary macroeconomic factors that affect our core customers include the unemployment rate, the underemployment rate, wage growth, fuel prices, and changes to certain government assistance programs, such as the 2016 changes to the Supplemental Nutrition Assistance Program, which had the effect of not only reducing benefit levels but also eliminating benefit eligibility for certain individuals. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their budget, such as rent and healthcare, and during 2016, these expenses increased at a rate that was greater than many of our core customers’ growth in income.  We believe the overall effect of the factors listed above have negatively affected our traffic and, along with deflationary pressures, including both lower commodity costs and pricing actions on our products, have negatively affected same-store sales.

During 2016, we undertook a strategic review of our business and the retail environment that was designed to help identify additional long-term growth opportunities.  This strategic review resulted in prioritizing those growth opportunities that we believe are most important for the business, such as leveraging digital tools and technology, while ensuring that we maintain our brand heritage and build upon our organizational capabilities.

Following this strategic review, we remain committed to the following long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our people as a competitive advantage.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount, as well as an ongoing focus on enhancing our margins while maintaining both everyday low price and affordability.

Historically, our sales of consumables, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales of non-consumables, which tend to have higher gross margins, have contributed to profitable sales growth and an increase in average transaction amount.  We expect these trends to continue in 2017.  Same-store sales growth is key to achieving our objectives. As noted above, in recent periods economic and competitive deflationary pressures resulting in lower commodity costs and prices has negatively affected our net and same store sales performance, and the continuation, if any, of these deflationary pressures could negatively impact sales of certain items going forward.  Additionally, we have made certain pricing adjustments and marketing investments in designated geographies with a focus on the consumables category to drive customer traffic.  These pricing adjustments and marketing investments are performing well in the majority of stores that received them with improvements in transactions, units, and same-store sales. We  expect to continue to evaluate and refresh these pricing adjustments across various items, categories and markets as needed.

During 2016, we made significant progress with the rollout of other initiatives designed to increase customer traffic and sales, such as the expansion of coolers in existing stores, the expansion of certain product classes including health and beauty care, party and stationery, and improvement in our in-stock position. We plan to further this progress in 2017 with the continued expansion of coolers, the rollout of additional merchandising initiatives across all merchandise categories,  a continued focus on improving our in-stock position, and the addition of a queue line, similar to that in our DG16 layout stores discussed below, in a portion of our existing store base.  We will continue to utilize our updated customer segmentation information, which has provided us with deeper insights into the spending habits for each of our core customer segments, to refine these initiatives and drive our category management process, as we optimize our assortment and expand into those products that are most likely to drive customer traffic to our stores.  We plan to enhance our advertising effectiveness in 2017 by further integrating our traditional and digital media mix, designed to ensure that we reach our target customers where, when and how they decide to engage with us while also targeting a higher return on investment. We also plan to continue investing in our existing store base through many of these targeted merchandising initiatives,  with a goal to drive increased customer traffic,  average transaction amount and same-store sales.

We demonstrate our commitment to the affordability needs of our core customer by pricing more than 80% of our stock-keeping units at $5 or less at the end of 2016.  However, as we work to provide everyday low prices and meet our customers’ affordability needs, we also remain focused on enhancing our margins through effective category management, inventory shrink reduction initiatives, private brands penetration, efforts to improve distribution and transportation efficiencies, global sourcing, and pricing and markdown optimization. With respect to category management, we strive to maintain an appropriate mix of consumables and non-consumables sales because, as noted above, the mix of sales affects profitability due to the varying gross margins between, and even within, the consumables and non-consumables categories. To support our efforts to reduce inventory shrink, we continue to implement additional in-store defensive merchandising and technology-based tools, such as Electronic Article Surveillance and video-enabled exception-based reporting in select stores. We strive to balance these and other shrink reduction efforts with our efforts to improve our in-stock position. We seek to reduce our stem miles and optimize loads to improve distribution and transportation efficiencies.

To support our other operating priorities, we  remain focused on capturing growth opportunities and innovating within our channel. In 2016, we continued to expand our store count, opening 900 stores and remodeling or relocating 906 stores. In 2017, we intend to open approximately 1,000 stores and to relocate or remodel approximately 900 stores.

 We continue to innovate within our channel, and during 2016 we began implementing the DG16 store layout for all new stores, relocations and remodels. In addition, we also began testing a smaller format store (less than 6,000 square feet) which we believe could allow us to capture growth opportunities in metropolitan areas as well as rural areas with a low number of households.  In 2017, we plan to incorporate into a portion of our existing store base certain lessons learned from the DG16 layout and smaller format stores, as well those learned in connection with the conversion of the larger format former Walmart Express stores we acquired during 2016. To support our new store growth and drive productivity, we continue to make investments in our distribution center network. During 2016, we opened new distribution centers in Texas and Wisconsin. Our fifteenth distribution center in Jackson, Georgia is under construction with a goal to begin shipping from this facility in late 2017. We expect to break ground on our sixteenth distribution center in Amsterdam, New York in mid-2017 to support our northeast growth.

We have established a position as a low-cost operator, continuously seeking ways to reduce or control costs that do not affect our customers’ shopping experience. We continued to enhance this position during 2016 through our zero-based budgeting initiative, streamlining our business while also reducing certain expenses as a percentage of sales. This initiative was successful in 2016, as evidenced by reductions in administrative payroll, advertising and certain other costs, and we believe this initiative has the momentum to assist in leveraging SG&A expenses at a lower same-store sales growth percentage over the long term.  In addition, we remain committed to simplifying or eliminating store-level tasks and processes so that those time savings can be reinvested by our Store Managers and their teams in important areas such as enhanced customer service, higher in-stock levels, and improved store standards.

Our employees are a competitive advantage, and we are always searching for ways to continue investing in them.  We invest in our employees in an effort to create an environment that attracts and retains talented personnel, as we believe that, particularly at the store level, employees who are promoted from within generally have longer tenures and are greater contributors to improvements in our financial performance.  During 2016, these efforts helped to achieve our lowest level of store manager turnover in four years.  During 2017, we will build upon this foundation by investing approximately $70 million, primarily for increased compensation and training for our store managers, as well as strategic initiatives. Our store managers play a critical role in our customer experience, and we anticipate this investment in their compensation will contribute to improved customer experience scores, higher sales, lower shrink and improved turnover metrics.  The proposed changes to the overtime exemption regulations under the Fair Labor Standards Act (“FLSA”) are subject to an injunction by a federal court and if such regulations were to be implemented, we likely will incur incremental SG&A expenses.

To further enhance shareholder return in 2017, we plan to continue to repurchase shares of our common stock, although we expect to do so in a lower amount than in 2016, and pay quarterly cash dividends, subject to Board discretion.

A continued focus on our four operating priorities as discussed above, coupled with strong cash flow management and share repurchases resulted in solid overall operating and financial performance in 2016 as compared to 2015, as set forth below. Basis points, as referred to below, are equal to 0.01% as a percentage of net sales.

•

Net sales in 2016 increased 7.9% over 2015. Sales in same-stores increased 0.9%, primarily due to an increase in average transaction amount accompanied by traffic that was essentially unchanged from the prior year.  Average sales per square foot in 2016 were $229, including a $4 contribution from the 53rd week, as compared to $226 per square foot in 2015.

•

Operating profit increased 6.3% to $2.06 billion, or 9.4% of sales, compared to $1.94 billion, or 9.5% of sales in 2015. The decrease in our operating profit rate reflects an 11 basis-point decrease in our gross profit rate and a 3 basis-point increase in SG&A.

•	Our gross profit rate decreased by 11 basis points due primarily to higher markdowns, a greater proportion of sales of consumables, and a higher rate of inventory shrinkage.

•	The increase in SG&A, as a percentage of sales, was due primarily to increases in retail labor costs. For other factors, see the detailed discussion that follows.

•	Interest expense increased by $10.9 million in 2016 to $97.8 million due primarily to greater average debt outstanding and higher average interest rates.

•	The decrease in the effective income tax rate to 36.3% in 2016 from 37.1% in 2015 was due primarily to an accounting change related to share-based compensation.

•

We reported net income of $1.25 billion, or $4.43 per diluted share, for 2016, compared to net income of $1.17 billion, or $3.95 per diluted share, for 2015. Stock repurchase activity during 2015 and 2016 contributed to the increase in diluted earnings per share.

•

We generated approximately $1.61 billion of cash flows from operating activities in 2016, an increase of 15.3% compared to 2015. We primarily utilized our cash flows from operating activities to invest in the growth of our business, repurchase our common stock, and pay quarterly cash dividends.

•	Inventory turnover was 4.7 times on a rolling four-quarter basis. Inventories decreased 0.7% on a per store basis compared to 2015.

•	We opened 900 new stores, remodeled or relocated 906 stores, and closed 63 stores.

•	We repurchased approximately 12.4 million shares of our outstanding common stock for $990 million.

Readers should refer to the detailed discussion of our operating results below for additional comments on financial performance in the current year periods as compared with the prior year periods.

Results of Operations

Accounting Periods. The following text contains references to years 2016, 2015, and 2014, which represent fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal year 2016 was a 53-week accounting period and fiscal years 2015 and 2014 were 52-week accounting periods.

Seasonality.  The nature of our business is somewhat seasonal. Primarily because of sales of Christmas-related merchandise, sales in our fourth quarter (November, December and January) have historically been higher than sales achieved in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods. For more information about the seasonality of our business, see “Seasonality” included in Part 1, Item 1 of this report.

The following table contains results of operations data for fiscal years 2016, 2015 and 2014, and the dollar and percentage variances among those years.

				2016 vs. 2015		2015 vs. 2014
(amounts in millions, except per share				Amount	%	Amount	%
amounts)	2016	2015	2014	Change	Change	Change	Change
Net sales by category:
Consumables	$16,798.9	$15,457.6	$14,321.1	$1,341.3	8.7%	$1,136.5	7.9%
% of net sales	76.41%	75.89%	75.73%
Seasonal	2,674.3	2,522.7	2,345.0	151.6	6.0	177.7	7.6
% of net sales	12.16%	12.39%	12.40%
Home products	1,373.4	1,289.4	1,205.4	84.0	6.5	84.1	7.0
% of net sales	6.25%	6.33%	6.37%
Apparel	1,140.0	1,098.8	1,038.1	41.2	3.7	60.7	5.8
% of net sales	5.18%	5.39%	5.49%
Net sales	$21,986.6	$20,368.6	$18,909.6	$1,618.0	7.9%	$1,459.0	7.7%
Cost of goods sold	15,204.0	14,062.5	13,107.1	1,141.5	8.1	955.4	7.3
% of net sales	69.15%	69.04%	69.31%
Gross profit	6,782.6	6,306.1	5,802.5	476.5	7.6	503.6	8.7
% of net sales	30.85%	30.96%	30.69%
Selling, general and administrative expenses	4,719.2	4,365.8	4,033.4	353.4	8.1	332.4	8.2
% of net sales	21.46%	21.43%	21.33%
Operating profit	2,063.4	1,940.3	1,769.1	123.2	6.3	171.2	9.7
% of net sales	9.39%	9.53%	9.36%
Interest expense	97.8	86.9	88.2	10.9	12.5	(1.3)	(1.5)
% of net sales	0.44%	0.43%	0.47%
Other (income) expense	—	0.3	—	(0.3)	(100.0)	0.3	—
% of net sales	0.00%	0.00%	0.00%
Income before income taxes	1,965.6	1,853.0	1,680.9	112.6	6.1	172.2	10.2
% of net sales	8.94%	9.10%	8.89%
Income tax expense	714.5	687.9	615.5	26.6	3.9	72.4	11.8
% of net sales	3.25%	3.38%	3.26%
Net income	$1,251.1	$1,165.1	$1,065.3	$86.1	7.4%	$99.7	9.4%
% of net sales	5.69%	5.72%	5.63%
Diluted earnings per share	$4.43	$3.95	$3.49	$0.48	12.2%	$0.46	13.2%

Net Sales. The net sales increase in 2016 reflects a same-store sales increase of 0.9% compared to 2015, primarily due to an increase in average transaction amount accompanied by traffic that was essentially unchanged as compared to the prior year.  Same-store sales were affected by the factors discussed in the Executive Overview above. For 2016, there were 12,383 same-stores, which accounted for sales of $20.3 billion. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. Changes in same-store sales are calculated based on the comparable calendar weeks in the prior year, and include stores that have been remodeled, expanded or relocated.  Same-store sales results reflect positive results in the consumables and home products categories, partially offset by negative results in our apparel and seasonal categories. Net sales for the 53rd week of 2016 totaled $398.7 million. The remainder of the increase in sales in 2016 was attributable to new stores, partially offset by sales from closed stores.

The net sales increase in 2015 reflects a same-store sales increase of 2.8% compared to 2014. For 2015, there were 11,706 same-stores, which accounted for sales of $19.25 billion. The increase in sales reflects increases in both customer traffic and average transaction amounts. Same-store sales results reflect positive results in all four of our product categories, with the greatest increases in sales of consumables and seasonal, followed by home products and apparel. The remainder of the increase in sales in 2015 was attributable to new stores, partially offset by sales from closed stores.

Of our four major merchandise categories, the consumables category, which generally has a lower gross profit rate than the other three categories, has grown most significantly over the past several years. Because of the impact of sales mix on gross profit, we continually review our merchandise mix and strive to adjust it when appropriate.

Gross Profit. The gross profit rate as a percentage of sales was 30.8% in 2016. Gross profit increased by 7.6% in 2016 as compared to 2015,  and as a percentage of sales, declined by 11 basis points over the same period.  The gross profit rate decrease in 2016 as compared to 2015 primarily reflects increased markdowns which were driven by promotional and inventory clearance activity,  sales of lower-margin consumables comprising a greater proportion of net sales, and increased inventory shrink, partially offset by higher initial inventory markups and lower transportation costs. We recorded a LIFO benefit of $12.2 million in 2016 compared to a LIFO benefit of $2.3 million in 2015.

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

SG&A. SG&A was 21.5% as a percentage of sales in 2016, increasing by 3 basis points over 2015. The 2016 results reflect increases in retail labor costs, which increased at a rate greater than the increase in net sales, partially offset by reductions in administrative payroll costs, incentive compensation expenses, and advertising costs. The 2016 results also reflect an increase in disaster-related expenses of $12.2 million over 2015, much of which was hurricane-related.

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

Interest Expense.  Interest expense increased $10.9 million to $97.8 million in 2016 compared to 2015 primarily due to an increase in average debt outstanding and higher average interest rates. See the detailed discussion under “Liquidity and Capital Resources” regarding the financing of various long-term obligations. Interest expense decreased $1.3 million to $86.9 million in 2015 compared to 2014.

We had outstanding variable-rate debt of $924.3 million and $686.6 million as of February 3, 2017 and January 29, 2016, respectively.  The remainder of our outstanding indebtedness at February 3, 2017 and January 29, 2016 was fixed rate debt.

Income Taxes. The effective income tax rates for 2016, 2015 and 2014 were expenses of 36.3%, 37.1% and 36.6%, respectively.

The effective income tax rate for 2016 was 36.3% compared to a rate of 37.1% for 2015 which represents a net decrease of 0.8 percentage points. The effective income tax rate was lower in 2016 due principally to the early adoption of a change in accounting guidance related to employee share-based payments requiring the recognition of excess tax benefits in the statement of income rather than in the balance sheet, as reported in prior years.

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

Off Balance Sheet Arrangements

We are not party to any material off balance sheet arrangements.

Effects of Inflation

In 2016, we experienced product cost deflation reflecting reductions in commodity costs primarily related to food products. We experienced minimal overall commodity cost inflation or deflation in 2015 and 2014.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

During the past three years, we have generated an aggregate of approximately $4.3 billion in cash flows from operating activities and incurred approximately $1.4 billion in capital expenditures. During that period, we expanded the number of stores we operate by 2,188, representing growth of approximately 20%, and we remodeled or relocated 2,702 stores, or approximately 20% of the stores we operated as of February 3, 2017. In 2017, we intend to continue our current strategy of pursuing store growth, remodels and relocations.

At February 3, 2017, we had a five-year $1.425 billion unsecured credit agreement, and we had outstanding $2.3 billion aggregate principal amount of senior notes. As further discussed below, during the third quarter of 2016, we established a commercial paper program that may provide borrowing availability of up to $1.0 billion. At February 3, 2017, we had total outstanding debt (including the current portion of long-term obligations) of $3.2 billion, which includes balances under the 2015 Term Facility and 2015 Revolving Facility (each as defined below), commercial paper, and senior notes, all of which are described in greater detail below. We had $986.2 million available for borrowing under the unsecured credit agreement that, due to our intention to maintain borrowing availability related to the commercial paper program as described below, could contribute incremental liquidity of $495.7 million at February 3, 2017. We entered into an amended and restated credit agreement on February 22, 2017 as described further below. The information contained in Note 5 to the consolidated financial statements contained in Part II, Item 8 of this report is incorporated herein by reference.

We believe our cash flow from operations and existing cash balances, combined with availability under the Facilities (as defined below), the commercial paper program and access to the debt markets will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending and anticipated dividend payments for a period that includes the next twelve months as well as the next several years.  However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control.  Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

For the remainder of fiscal 2017, we anticipate potential borrowings under the unsecured revolving credit facility described below and our commercial paper program to be a maximum of approximately $750 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Credit Facilities

On February 22, 2017, we entered into an unsecured amended and restated credit agreement (the “Facilities”), which consists of a $175.0 million senior unsecured term loan facility (the “Term Facility”) and a $1.25 billion senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to $175.0 million. The Term Facility is scheduled to mature on October 20, 2020 and the Revolving Facility is scheduled to mature on February 22, 2022. The Facilities replaced our previous unsecured credit agreement which consisted of a $425.0 million senior unsecured term loan facility (the “2015 Term Facility”) and a $1.0 billion senior unsecured revolving credit facility (the “2015 Revolving Facility”).

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of March 3, 2017 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings and the commitment fee rate is 0.15%. We also must pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility.  The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on our long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 1.88% as of March 3, 2017.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required amortization under the Facilities. The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of March 3, 2017, we were in compliance with all such covenants.  The Facilities also contain customary events of default. The terms of the Term Facility and the Revolving Facility are substantially similar to the terms of the 2015 Term Facility and the 2015 Revolving Facility, respectively, including financial covenants and events of default.

As of February 3, 2017, under the 2015 Revolving Facility, we had no outstanding borrowings and outstanding letters of credit of $13.8 million. In addition, as of February 3, 2017 we had outstanding letters of credit of $29.4 million which were issued pursuant to separate agreements.

Commercial Paper

On August 1, 2016, we established a commercial paper program under which we may issue unsecured commercial paper notes (the “CP Notes”).  Under this program, we may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness.  We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.  We had $490.5 million of CP Notes outstanding at February 3, 2017 that were classified as long-term obligations in the consolidated balance sheet due to our intent and ability to refinance these obligations as long-term debt, at a weighted average borrowing rate of 1.0%.

Senior Notes

We have $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “2017 Senior Notes”) which are scheduled to mature on July 15, 2017; $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount of $0.1 million, which are scheduled to mature on April 15, 2018; $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount of $1.6 million, which are scheduled to mature on April 15, 2023; and $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”), net of discount of $0.7 million, which are scheduled to mature on November 1, 2025. Collectively, the 2017 Senior Notes, the 2018 Senior Notes, the 2023 Senior Notes and the 2025 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”).  Interest on the 2017 Senior Notes is

payable in cash on January 15 and July 15 of each year. Interest on the 2018 Senior Notes and the 2023 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 Senior Notes is payable in cash on May 1 and November 1 of each year. We expect to refinance the 2017 Senior Notes prior to their maturity utilizing proceeds from one or more of the issuance of additional senior notes, revolver borrowings or issuance of CP Notes.

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

Rating Agencies

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

Interest Rate Swaps

From time to time, we use interest rate swaps to minimize the risk of adverse changes in interest rates. These swaps are intended to reduce risk by hedging an underlying economic exposure. Because of high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure. Our principal interest rate exposure relates to outstanding amounts under our Facilities and the CP Notes. At February 3, 2017 and January 29, 2016, we had no outstanding interest rate swaps. For more information see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” below.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of February 3, 2017 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$3,224,340	$990,500	$400,955	$426,135	$1,406,750
Capital lease obligations	3,643	950	957	728	1,008
Interest(a)	417,750	80,120	117,991	106,093	113,546
Self-insurance liabilities(b)	224,614	86,349	93,455	30,031	14,779
Operating lease obligations(c)	8,123,628	961,786	1,794,920	1,510,735	3,856,187
Subtotal	$11,993,975	$2,119,705	$2,408,278	$2,073,722	$5,392,270

	Commitments Expiring by Period
Commercial commitments(d)	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Letters of credit	$11,028	$11,028	$—	$—	$—
Purchase obligations(e)	1,303,163	1,179,122	124,041	—	—
Subtotal	$1,314,191	$1,190,150	$124,041	$—	$—
Total contractual obligations and commercial commitments(f)	$13,308,166	$3,309,855	$2,532,319	$2,073,722	$5,392,270

(a)

Represents obligations for interest payments on long‑term debt and capital lease obligations, and includes projected interest on variable rate long‑term debt, using 2016 year end rates and balances. Variable rate long‑term debt includes the 2015 Revolving Facility (although such facility had a balance of zero as of February 3, 2017), the CP Notes (which had a balance of $490.5 million as of February 3, 2017), the balance of an outstanding tax increment financing of $8.8 million, and the balance of the 2015 Term Facility of $425 million.

(b)

We retain a significant portion of the risk for our workers’ compensation, employee health insurance, general liability, property loss and automobile insurance. As these obligations do not have scheduled maturities, these amounts represent undiscounted estimates based upon actuarial assumptions. Reserves for workers’ compensation and general liability which existed as of the date of a merger transaction in 2007 were discounted in order to arrive at estimated fair value. All other amounts are reflected on an undiscounted basis in our consolidated balance sheets.

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

(f)

We have potential payment obligations associated with uncertain tax positions that are not reflected in these totals. We are currently unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities for the $4.8 million of reserves for uncertain tax positions.

Share Repurchase Program

On August 24, 2016, our Board of Directors authorized a $1.0 billion increase to our existing common stock repurchase program, which had a total remaining authorization of approximately $933 million at February 3,

2017. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more detail about our share repurchase program, see Note 11 to the consolidated financial statements.

Other Considerations

On March 15, 2017, the Board of Directors approved a quarterly cash dividend to shareholders of $0.26 per share which is payable on April 25, 2017 to shareholders of record on April 11, 2017, an increase of $0.01 per share over quarterly dividends paid in 2016. Although the Board currently intends to continue regular quarterly cash dividends, the payment of future cash dividends, and the amounts of any such dividends, are subject to the Board’s discretion and will depend upon, among other factors, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant.

Our inventory balance represented approximately 53% of our total assets exclusive of goodwill and other intangible assets as of February 3, 2017. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Cash Flows

Cash flows from operating activities. Cash flows from operating activities were $1.6 billion in 2016, an increase of $213.4 million compared to 2015. Significant components of the increase in cash flows from operating activities in 2016 compared to 2015 include increased net income due primarily to increased sales and operating profit in 2016 as described in more detail above under “Results of Operations.” Changes in merchandise inventories resulted in a reduction in working capital usage in 2016 compared to 2015 as described in greater detail below. Accounts payable increased by $56.5 million in 2016 compared to a $105.6 million increase in 2015, due primarily to the timing of merchandise receipts and related payments which were impacted by increases in payment terms.

Cash flows from operating activities were $1.4 billion in 2015, an increase of $64.8 million compared to 2014. Significant components of the increase in cash flows from operating activities in 2015 compared to 2014 include increased net income due primarily to increased sales and operating profit in 2015 as described in more detail above under “Results of Operations.” Changes in merchandise inventories resulted in an increased use of working capital, growing by a greater amount in 2015 compared to 2014 as described in greater detail below. Accounts payable increased by $105.6 million in 2015 compared to a $97.2 million increase in 2014, due primarily to the timing of merchandise receipts and related payments.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 6% in 2016, by 10% in 2015, and by 9% in 2014. Inventory levels in the consumables category increased by $54.5 million, or 3% in 2016, by $218.4 million, or 13%, in 2015, and by $178.4 million, or 12%, in 2014. The seasonal category increased by $79.5 million, or 15%, in 2016, by $63.2 million, or 13%, in 2015, and by $13.8 million, or 3%, in 2014. The home products category increased by $40.8 million, or 14%, in 2016, by $12.8 million, or 5%, in 2015, and was essentially unchanged in 2014. The apparel category increased by

$9.9 million, or 3%, in 2016, decreased by $2.7 million, or 1%, in 2015, and increased by $37.1 million, or 13%, in 2014.

Cash flows from investing activities. Significant components of property and equipment purchases in 2016 included the following approximate amounts: $201 million for distribution and transportation-related projects; $168 million for improvements, upgrades, remodels and relocations of existing stores; $120 million for new leased stores; $38 million for stores purchased or built by us; and $26 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During 2016, we opened 900 new stores and remodeled or relocated 906 stores.

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

Capital expenditures during 2017 are projected to be in the range of $650 to $700 million. We anticipate funding 2017 capital requirements with existing cash balances, cash flows from operations, availability under our Revolving Facility and the issuance of CP Notes. We plan to continue to invest in store growth and development of approximately 1,000 new stores and approximately 900 stores to be remodeled or relocated. Capital expenditures in 2017 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. In 2016, we repurchased 12.4 million outstanding shares of our common stock at a total cost of $990.5 million.  Net repayments under the 2015 Revolving Facility during 2016 were $251.0 million. We had net commercial paper borrowings during 2016 of $490.5 million. We also paid cash dividends of $281.1 million.

In 2015, we repurchased 17.6 million outstanding shares of our common stock at a total cost of $1.3 billion. We made repayments of $500.0 million on our term loan facilities, and had proceeds of $499.2 million from the issuance of senior notes.  Net borrowings under our revolving credit facilities during 2015 were $251.0 million. We also paid cash dividends of $258.3 million.

In 2014, we repurchased 14.1 million outstanding shares of our common stock at a total cost of $800.1 million. We made repayments of $75.0 million on our term loan facility. Borrowings and repayments under our revolving credit facilities during the 2014 period were the same amount, resulting in no net increase to amounts outstanding under our revolving credit facility during 2014.

Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new accounting standards related to the recognition of revenue, which specified an effective date for annual reporting periods beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, with earlier adoption permitted only for annual reporting periods beginning after December 15, 2016. The new guidance allows companies to use either a full retrospective or a modified retrospective approach in the adoption of this guidance. We have formed a project team to assess and implement the standard by compiling a list of the applicable revenue streams, evaluating relevant contracts and comparing our current accounting policies to the new standard. As a result of the efforts of this project team, we have identified customer incentives and gross versus net considerations as the areas in which we could most likely be affected by the new guidance. We are continuing to assess all the impacts of the new standard and the design of internal control over financial reporting, but based upon the terms of our agreements and the materiality of the transactions related to customer incentives and gross versus net considerations, we do not expect the adoption to have a material effect on our consolidated results of operations, financial position or cash flows. We expect to complete this work in 2017 and to adopt this guidance on February 3, 2018.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. In addition to the estimates presented below, there are other items within our financial statements that require estimation, but are not deemed critical as defined below. We believe these estimates are reasonable and appropriate. However, if actual experience differs from the assumptions and other considerations used, the resulting changes could have a material effect on the financial statements taken as a whole.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market (“LCM”) with cost determined using the retail last in, first out (“LIFO”) method.  We use the retail inventory method (“RIM”) to calculate gross profit and the resulting valuation of inventories at cost, which are computed utilizing a calculated cost-to-retail inventory ratio at an inventory department level. We apply the RIM to these departments, which are groups of products that are fairly uniform in terms of cost, selling price relationship and turnover. The RIM will result in valuing inventories at LCM if permanent markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the retail inventory method calculation are certain management judgments and estimates that may impact the ending inventory valuation at cost, as well as the gross profit recognized. These judgments include ensuring departments consist of uniform products, recording estimated shrinkage between physical inventories, and timely recording of markdowns needed to sell inventory.

We perform an annual LIFO analysis whereby all merchandise units are considered for inclusion in the index formulation. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. In contrast, interim LIFO calculations are based on management’s annual estimates of sales, the rate of inflation or deflation, and year-end inventory levels. We also perform analyses for determining obsolete inventory, adjusting inventory on a quarterly basis to an LCM value based on various management assumptions including estimated below cost markdowns not yet recorded, but required to liquidate such inventory in future periods.

Factors considered in the determination of markdowns include current and anticipated demand based on changes in competitors’ practices, consumer preferences, consumer spending and unseasonable weather patterns. Certain of these factors are outside of our control and may result in greater than estimated markdowns to entice consumer purchases of excess inventory. The amount and timing of markdowns may vary significantly from year to year.

We perform physical inventories in virtually all of our stores on an annual basis. We calculate our shrink provision based on actual physical inventory results during the fiscal period and an accrual for estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales at each retail store, at a department level, based on the store’s most recent historical shrink rate. To the extent that subsequent physical inventories yield different results than the estimated accrual, our effective shrink rate for a given reporting period will include the impact of adjusting to the actual results.

We believe our estimates and assumptions related to the application of the RIM results in a merchandise inventory valuation that reasonably approximates cost on a consistent basis.

Goodwill and Other Intangible Assets. The qualitative and quantitative assessments related to the valuation and any potential impairment of goodwill and other intangible assets are each subject to judgments and/or assumptions. The analysis of qualitative factors may include determining the appropriate factors to consider and the relative importance of those factors along with other assumptions. If required, judgments in the quantitative testing process may include projecting future cash flows, determining appropriate discount rates, correctly applying valuation techniques, correctly computing the implied fair value of goodwill if necessary, and other assumptions. Future cash flow projections are based on management’s projections and represent best estimates taking into account recent financial performance, market trends, strategic plans and other available information, which in recent years have been materially accurate. Changes in these estimates and assumptions could materially affect the determination of fair value or impairment, however, such a conclusion is not indicated by recent analyses. Future indicators of impairment could result in an asset impairment charge. If these judgments or assumptions are incorrect or flawed, the analysis could be negatively impacted.

Our most recent evaluation of our goodwill and indefinite lived trade name intangible assets was completed during the third quarter of 2016. No indicators of impairment were evident and no assessment of or adjustment to these assets was required. We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future impairment charges.

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

Insurance Liabilities. We retain a significant portion of the risk for our workers’ compensation, employee health, property loss, automobile and general liability claims. These represent significant costs primarily due to our large employee base and number of stores. Provisions are made for these liabilities on an undiscounted basis. Certain of these liabilities are based on actual claim data and estimates of incurred but not reported claims developed using actuarial methodologies based on historical claim trends, which have been and are anticipated to continue to be materially accurate. If future claim trends deviate from recent historical patterns, or other unanticipated events affect the number and significance of future claims, we may be required to record additional expenses or expense reductions, which could be material to our future financial results.

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

Interest Rate Risk

We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Our principal interest rate exposure relates to outstanding amounts under our unsecured debt facilities as well as our commercial paper program. As of February 3, 2017, we had variable rate borrowings of $425 million under our 2015 Term Facility, borrowings of $490.5 million under our commercial paper program, and no borrowings outstanding under our 2015 Revolving Facility. In order to mitigate a portion of the variable rate interest exposure under the credit facilities, in prior years we have entered into various interest rate swaps. As of February 3, 2017, no such interest rate swaps were outstanding and, as a result, we are exposed to fluctuations in variable interest rates under the credit facilities and our commercial paper program. For a detailed discussion of our credit facilities and our commercial paper program, see Note 5 to the consolidated financial statements.

A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows. Based on our variable rate borrowing levels as of February 3, 2017 and January 29, 2016, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $9.2 million in 2016 and $6.9 million in 2015.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Dollar General Corporation

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of February 3, 2017 and January 29, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 3, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries at February 3, 2017 and January 29, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dollar General Corporation and subsidiaries’ internal control over financial reporting as of February 3, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 24, 2017

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 3,	January 29,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$187,915	$157,947
Merchandise inventories	3,258,785	3,074,153
Income taxes receivable	11,050	6,843
Prepaid expenses and other current assets	220,021	193,467
Total current assets	3,677,771	3,432,410
Net property and equipment	2,434,456	2,264,062
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,659	1,200,994
Other assets, net	20,823	21,830
Total assets	$11,672,298	$11,257,885
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$500,950	$1,379
Accounts payable	1,557,596	1,494,225
Accrued expenses and other	500,866	467,122
Income taxes payable	63,393	32,870
Total current liabilities	2,622,805	1,995,596
Long-term obligations	2,710,576	2,969,175
Deferred income taxes	652,841	639,955
Other liabilities	279,782	275,283
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 1,000 shares authorized	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 275,212 and 286,694 shares issued and outstanding at February 3, 2017 and January 29, 2016, respectively	240,811	250,855
Additional paid-in capital	3,154,606	3,107,283
Retained earnings	2,015,867	2,025,545
Accumulated other comprehensive loss	(4,990)	(5,807)
Total shareholders’ equity	5,406,294	5,377,876
Total liabilities and shareholders’ equity	$11,672,298	$11,257,885

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	February 3,	January 29,	January 30,
	2017	2016	2015
Net sales	$21,986,598	$20,368,562	$18,909,588
Cost of goods sold	15,203,960	14,062,471	13,107,081
Gross profit	6,782,638	6,306,091	5,802,507
Selling, general and administrative expenses	4,719,189	4,365,797	4,033,414
Operating profit	2,063,449	1,940,294	1,769,093
Interest expense	97,821	86,944	88,232
Other (income) expense	—	326	—
Income before income taxes	1,965,628	1,853,024	1,680,861
Income tax expense	714,495	687,944	615,516
Net income	$1,251,133	$1,165,080	$1,065,345
Earnings per share:
Basic	$4.45	$3.96	$3.50
Diluted	$4.43	$3.95	$3.49
Weighted average shares outstanding:
Basic	281,317	294,330	304,633
Diluted	282,261	295,211	305,681

Dividends per share	$1.00	$0.88	$—

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	February 3,	January 29,	January 30,
	2017	2016	2015
Net income	$1,251,133	$1,165,080	$1,065,345
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $527, $971, and $1,671, respectively	817	1,520	2,583
Comprehensive income	$1,251,950	$1,166,600	$1,067,928

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, January 31, 2014	317,058	$277,424	$3,009,226	$2,125,453	$(9,910)	$5,402,193
Net income	—	—	—	1,065,345	—	1,065,345
Unrealized net gain (loss) on hedged transactions	—	—	—	—	2,583	2,583
Share-based compensation expense	—	—	37,338	—	—	37,338
Repurchases of common stock	(14,106)	(12,342)	—	(787,753)	—	(800,095)
Tax benefit from stock option exercises	—	—	5,047	—	—	5,047
Other equity and related transactions	495	432	(2,805)	—	—	(2,373)
Balances, January 30, 2015	303,447	$265,514	$3,048,806	$2,403,045	$(7,327)	$5,710,038
Net income	—	—	—	1,165,080	—	1,165,080
Dividends paid, $0.88 per common share	—	—	—	(258,328)	—	(258,328)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	1,520	1,520
Share-based compensation expense	—	—	38,547	—	—	38,547
Repurchases of common stock	(17,556)	(15,361)	—	(1,284,252)	—	(1,299,613)
Tax benefit from stock option exercises	—	—	13,698	—	—	13,698
Other equity and related transactions	803	702	6,232	—	—	6,934
Balances, January 29, 2016	286,694	$250,855	$3,107,283	$2,025,545	$(5,807)	$5,377,876
Net income	—	—	—	1,251,133	—	1,251,133
Dividends paid, $1.00 per common share	—	—	—	(281,147)	—	(281,147)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	817	817
Share-based compensation expense	—	—	36,967	—	—	36,967
Repurchases of common stock	(12,354)	(10,810)	—	(979,664)	—	(990,474)
Other equity and related transactions	872	766	10,356	—	—	11,122
Balances, February 3, 2017	275,212	$240,811	$3,154,606	$2,015,867	$(4,990)	$5,406,294

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	February 3,	January 29,	January 30,
	2017	2016	2015
Cash flows from operating activities:
Net income	$1,251,133	$1,165,080	$1,065,345
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	379,931	352,431	342,353
Deferred income taxes	12,359	12,126	(17,734)
Loss on debt retirement, net	—	326	—
Noncash share-based compensation	36,967	38,547	37,338
Other noncash (gains) and losses	(3,625)	7,797	8,551
Change in operating assets and liabilities:
Merchandise inventories	(171,908)	(290,001)	(233,559)
Prepaid expenses and other current assets	(25,046)	(24,626)	(25,048)
Accounts payable	56,477	105,637	97,166
Accrued expenses and other liabilities	42,937	44,949	41,635
Income taxes	26,316	(19,675)	12,399
Other	(500)	(905)	(1,555)
Net cash provided by (used in) operating activities	1,605,041	1,391,686	1,326,891
Cash flows from investing activities:
Purchases of property and equipment	(560,296)	(504,806)	(373,967)
Proceeds from sales of property and equipment	9,360	1,423	2,268
Net cash provided by (used in) investing activities	(550,936)	(503,383)	(371,699)
Cash flows from financing activities:
Issuance of long-term obligations	—	499,220	—
Repayments of long-term obligations	(3,138)	(502,401)	(78,467)
Net increase in commercial paper outstanding	490,500	—	—
Borrowings under revolving credit facilities	1,584,000	2,034,100	1,023,000
Repayments of borrowings under revolving credit facilities	(1,835,000)	(1,783,100)	(1,023,000)
Debt issuance costs	—	(6,991)	—
Repurchases of common stock	(990,474)	(1,299,613)	(800,095)
Payments of cash dividends	(281,135)	(258,328)	—
Other equity and related transactions	11,110	6,934	(2,373)
Net cash provided by (used in) financing activities	(1,024,137)	(1,310,179)	(880,935)
Net increase (decrease) in cash and cash equivalents	29,968	(421,876)	74,257
Cash and cash equivalents, beginning of period	157,947	579,823	505,566
Cash and cash equivalents, end of period	$187,915	$157,947	$579,823
Supplemental cash flow information:
Cash paid for:
Interest	$92,952	$76,354	$82,447
Income taxes	$679,633	$697,357	$631,483
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$38,914	$32,020	$31,586

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2016, 2015, and 2014, which represent fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, respectively. The Company had a 53-week accounting period in 2016, while 2015 and 2014 were each 52-week accounting periods. The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

The Company sells general merchandise on a retail basis through 13,320 stores (as of February 3, 2017) in 43 states with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. The Company has owned distribution centers (“DCs”) in Scottsville, Kentucky; South Boston, Virginia; Alachua, Florida; Zanesville, Ohio; Jonesville, South Carolina; Marion, Indiana; Bessemer, Alabama; Bethel, Pennsylvania; San Antonio, Texas; and Janesville, Wisconsin, and leased DCs in Ardmore, Oklahoma; Fulton, Missouri; Indianola, Mississippi; and Lebec, California.

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

Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $73.9 million and $59.5 million at February 3, 2017 and January 29, 2016, respectively.

At February 3, 2017, the Company maintained cash balances to meet a $20 million minimum threshold set by insurance regulators, as further described below under “Insurance liabilities.”

Investments in debt and equity securities

The Company accounts for investments in debt and marketable equity securities as held‑to‑maturity, available‑for‑sale, or trading, depending on their classification. Debt securities categorized as held‑to‑maturity are stated at amortized cost. Debt and equity securities categorized as available‑for‑sale are stated at fair value, with any unrealized gains and losses, net of deferred income taxes, reported as a component of Accumulated other comprehensive loss. Trading securities are stated at fair value, with changes in fair value recorded as a component of Selling, general and administrative (“SG&A”) expense.  The cost of securities sold is based upon the specific identification method.

Merchandise inventories

Inventories are stated at the lower of cost or market with cost determined using the retail last‑in, first‑out (“LIFO”) method as this method results in a better matching of costs and revenues. Under the Company’s retail inventory method (“RIM”), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost‑to‑retail inventory ratio to the retail value of sales at a department level. The use of the RIM will result in valuing inventories at the lower of cost or market (“LCM”) if markdowns are currently taken as a reduction of the retail value of inventories. Costs directly associated with warehousing and distribution are capitalized into inventory.

The excess of current cost over LIFO cost was approximately $80.7 million and $92.9 million at February 3, 2017 and January 29, 2016, respectively. Current cost is determined using the RIM on a first‑in, first‑out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision (benefit) of $(12.2) million in 2016, $(2.3) million in 2015, and $4.2 million in 2014, which is included in cost of goods sold in the consolidated statements of income.

The Company purchases its merchandise from a wide variety of suppliers. The Company’s largest and second largest suppliers each accounted for approximately 8% of the Company’s purchases in 2016.

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

Property and equipment

In 2007, the Company’s property and equipment was recorded at estimated fair values as the result of a merger transaction. Property and equipment acquired subsequent to the merger has been recorded at cost. The Company records depreciation and amortization on a straight-line basis over the assets’ estimated useful lives. The Company’s property and equipment balances and depreciable lives are summarized as follows:

	Depreciable			February 3,	January 29,
(In thousands)	Life			2017	2016
Land	Indefinite			$199,171	$188,532
Land improvements			20	74,209	66,955
Buildings	39	-	40	1,013,227	834,884
Leasehold improvements			(a)	438,711	402,997
Furniture, fixtures and equipment	3	-	10	2,797,144	2,526,843
Construction in progress				72,540	150,275
				4,595,002	4,170,486
Less accumulated depreciation and amortization				2,160,546	1,906,424
Net property and equipment				$2,434,456	$2,264,062

(a)	Amortized over the lesser of the life of the applicable lease term or the estimated useful life of the asset.

Depreciation expense related to property and equipment was approximately $378.3 million, $350.6 million and $335.9 million for 2016, 2015 and 2014, respectively. Amortization of capital lease assets is included in depreciation expense. Interest on borrowed funds during the construction of property and equipment is capitalized where applicable. Interest costs of $1.4 million, $1.4 million and $0.2 million were capitalized in 2016, 2015 and 2014, respectively.

Impairment of long‑lived assets

When indicators of impairment are present, the Company evaluates the carrying value of long‑lived assets, excluding goodwill and other indefinite-lived intangible assets, in relation to the operating performance and future cash flows or the appraised values of the underlying assets. Generally, the Company’s policy is to review for impairment stores open more than three years for which current cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows expected to be generated by the assets. The Company’s estimate of undiscounted future cash flows is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and difficult to predict. If a long‑lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s estimated fair value. The fair value is estimated based primarily upon estimated future cash flows over the asset’s remaining useful life (discounted at the Company’s credit adjusted risk‑free rate) or other reasonable estimates of fair market value. Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value.

The Company recorded impairment charges included in SG&A expense of approximately $6.3 million in 2016, $5.9 million in 2015 and $1.9 million in 2014, to reduce the carrying value of certain of its stores’ assets. Such action was deemed necessary based on the Company’s evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in the carrying value of the assets exceeding the estimated undiscounted future cash flows generated by the assets at these locations.

Goodwill and other intangible assets

The Company amortizes intangible assets over their estimated useful lives unless such lives are deemed indefinite. Goodwill and intangible assets with indefinite lives are tested for impairment annually or more frequently if indicators of impairment are present. Definite lived intangible assets are tested for impairment if indicators of impairment are present. Impaired assets are written down to fair value as required. No impairment of intangible assets has been identified during any of the periods presented.

In accordance with accounting standards for goodwill and indefinite‑lived intangible assets, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill or an indefinite‑lived intangible asset is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value as described in further detail below.

The quantitative goodwill impairment test is a two-step process that would require management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of an entity’s reporting units based on valuation techniques (including a discounted cash flow model using revenue and profit forecasts) and comparing that estimated fair value with the recorded carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the implied fair value of goodwill would require the entity to allocate the estimated fair value of its reporting unit to its assets and liabilities. Any unallocated fair value would represent the implied fair value of goodwill, which would be compared to its corresponding carrying value.

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

Accrued expenses and other liabilities

Accrued expenses and other consist of the following:

	February 3,	January 29,
(In thousands)	2017	2016
Compensation and benefits	$91,243	$111,191
Insurance	85,240	82,182
Taxes (other than taxes on income)	175,099	136,762
Other	149,284	136,987
	$500,866	$467,122

Included in other accrued expenses are liabilities for maintenance, utilities, interest, credit card processing fees and freight expense. Certain increases in accrued expenses and other reflect the 53rd week in 2016.

Insurance liabilities

The Company retains a significant portion of risk for its workers’ compensation, employee health, general liability, property and automobile claim exposures. Accordingly, provisions are made for the Company’s estimates of such risks. The undiscounted future claim costs for the workers’ compensation, general liability, and health claim risks are derived using actuarial methods and are recorded as self‑insurance reserves pursuant to Company policy. To the extent that subsequent claim costs vary from those estimates, future results of operations will be affected as the reserves are adjusted.

Ashley River Insurance Company (“ARIC”), a South Carolina-based wholly owned captive insurance subsidiary of the Company, charges the operating subsidiary companies premiums to insure the retained workers’ compensation and non-property general liability exposures. Pursuant to South Carolina insurance regulations, ARIC maintains certain levels of cash and cash equivalents related to its self-insured exposures.

Operating leases and related liabilities

Rent expense is recognized over the term of the lease. The Company records minimum rental expense on a straight‑line basis over the base, non‑cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to the store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight‑line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease. The difference between the calculated expense and the amounts paid result in a liability, with the current portion in Accrued expenses and other and the long‑term portion in Other liabilities in the consolidated balance sheets, and totaled approximately $61.1 million and $57.9 million at February 3, 2017 and January 29, 2016, respectively.

The Company recognizes contingent rental expense when the achievement of specified sales targets is considered probable. The amount expensed but not paid as of February 3, 2017 and January 29, 2016 was approximately $3.5 million and $4.0 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets.

Other liabilities

Noncurrent Other liabilities consist of the following:

	February 3,	January 29,
(In thousands)	2017	2016
Insurance	$137,743	$137,798
Deferred rent	61,082	57,017
Deferred gain on sale leaseback	49,259	53,737
Other	31,698	26,731
	$279,782	$275,283

Fair value accounting

The Company utilizes accounting standards for fair value, which include the definition of fair value, the framework for measuring fair value, and disclosures about fair value measurements. Fair value is a market‑based measurement, not an entity‑specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are based on an entity’s own assumptions, as there is little, if any, observable market activity. In instances where the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The Company previously recorded a loss on the settlement of treasury locks associated with the issuance of long-term debt which was deferred to other comprehensive income and is being amortized as an increase to interest expense over the period of the debt’s maturity in 2023.

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

The Company recognizes gift card sales revenue at the time of redemption. The liability for the gift cards is established for the cash value at the time of purchase of the gift card. The liability for outstanding gift cards was approximately $3.4 million and $2.8 million at February 3, 2017 and January 29, 2016, respectively, and is recorded in Accrued expenses and other liabilities. Estimated breakage revenue, a percentage of gift cards that will never be redeemed based on historical redemption rates, is recognized over time in proportion to actual gift card redemptions. The Company recorded breakage revenue of $0.5 million and $0.6 million in 2016 and 2015, respectively.

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected in SG&A expenses net of earned cooperative advertising amounts provided by vendors which are specific, incremental and otherwise qualifying expenses related to the promotion or sale of vendor products for dollar amounts up to but not exceeding actual incremental costs. Advertising costs were $82.7 million, $89.3 million and $77.3 million in 2016, 2015 and 2014, respectively. These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, in‑store signage, and costs associated with the sponsorships of certain automobile racing activities in 2016. Vendor funding for cooperative advertising offset reported expenses by $35.9 million, $36.7 million and $35.0 million in 2016, 2015 and 2014, respectively.

Share‑based payments

The Company recognizes compensation expense for share‑based compensation based on the fair value of the awards on the grant date. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the prior estimate. The forfeiture rate is the estimated percentage of share-based awards granted that are expected to be forfeited or canceled before becoming fully vested. The Company bases this estimate on historical experience or estimates of future trends, as applicable. An increase in the forfeiture rate will decrease compensation expense.

The fair value of each option grant is separately estimated and amortized into compensation expense on a straight‑line basis between the applicable grant date and each vesting date. The Company has estimated the fair value of all stock option awards as of the grant date by applying the Black‑Scholes‑Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

The Company calculates compensation expense for restricted stock, share units and similar awards as the difference between the market price of the underlying stock or similar award on the grant date and the purchase price, if any. Such expense is recognized on a straight‑line basis for time-based awards or an accelerated basis for performance awards over the period in which the recipient earns the awards.

Store pre‑opening costs

Pre‑opening costs related to new store openings and the related construction periods are expensed as incurred.

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

Income tax reserves are determined using a methodology which requires companies to assess each income tax position taken using a two‑step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to the Company’s future financial results.

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

Accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new accounting standards related to the recognition of revenue, which specified an effective date for annual reporting periods beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, with earlier adoption permitted only for annual reporting periods beginning after December 15, 2016. The new guidance allows companies to use either a full retrospective or a modified retrospective approach in the adoption of this guidance. The Company formed a project team to assess and implement the standard by compiling a list of the applicable revenue streams, evaluating relevant contracts and comparing the Company’s current accounting policies to the new standard. As a result of the efforts of this project team, the Company has identified customer incentives and gross versus net considerations as the areas in which it would most likely be affected by the new guidance. The Company is continuing to assess all the impacts of the new standard and the design of internal control over financial reporting, but based upon the terms of the Company’s agreements and the materiality of these transactions related to customer incentives and gross versus net considerations, the Company does not expect the effect of adoption to have a material effect on the Company’s consolidated results of operations, financial position or cash flows. The Company expects to complete this work in 2017 and to adopt this guidance on February 3, 2018.

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

In March 2016, the FASB issued amendments to existing guidance related to accounting for employee share-based payment affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company early adopted this guidance in the first quarter of 2016. The Company has elected to continue estimating forfeitures of share-based awards. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement were applied prospectively resulting in a benefit for the year ended February 3, 2017 of approximately $11.0 million, or $0.04 per diluted share. The Company has elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method, and as a result, $13.7 million and $12.1 million of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities for the years ended January 29, 2016 and January 30, 2015, respectively, have been reclassified as cash flows from operating activities.

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

2. Goodwill and other intangible assets

As of February 3, 2017 and January 29, 2016, the balances of the Company’s intangible assets were as follows:

		As of February 3, 2017
	Remaining		Accumulated
(In thousands)	Life	Amount	Amortization	Net
Goodwill	Indefinite	$4,338,589	$—	$4,338,589
Other intangible assets:
Leasehold interests	1-6 years	$3,658	$2,699	$959
Trade names and trademarks	Indefinite	1,199,700	—	1,199,700
		$1,203,358	$2,699	$1,200,659

		As of January 29, 2016
	Remaining		Accumulated
(In thousands)	Life	Amount	Amortization	Net
Goodwill	Indefinite	$4,338,589	$—	$4,338,589
Other intangible assets:
Leasehold interests	1-7 years	$4,379	$3,085	$1,294
Trade names and trademarks	Indefinite	1,199,700	—	1,199,700
		$1,204,079	$3,085	$1,200,994

The Company recorded amortization expense related to amortizable intangible assets for 2016, 2015 and 2014 of $0.3 million, $0.9 million and $5.8 million, respectively, all of which is included in rent expense. Expected future cash flows associated with the Company’s intangible assets are not expected to be materially affected by the Company’s intent or ability to renew or extend the arrangements. The Company’s goodwill balance is not expected to be deductible for tax purposes.

3. Earnings per share

Earnings per share is computed as follows (in thousands except per share data):

	2016
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,251,133	281,317	$4.45
Effect of dilutive share-based awards		944
Diluted earnings per share	$1,251,133	282,261	$4.43

	2015
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,165,080	294,330	$3.96
Effect of dilutive share-based awards		881
Diluted earnings per share	$1,165,080	295,211	$3.95

	2014
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,065,345	304,633	$3.50
Effect of dilutive share-based awards		1,048
Diluted earnings per share	$1,065,345	305,681	$3.49

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined based on the dilutive effect of share‑based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 1.7 million, 1.3 million, and 1.2 million in 2016, 2015 and 2014, respectively.

4. Income taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2016	2015	2014
Current:
Federal	$613,009	$590,120	$543,089
Foreign	135	1,678	1,245
State	88,990	84,021	81,816
	702,134	675,819	626,150
Deferred:
Federal	11,053	6,410	(7,697)
State	1,308	5,715	(2,937)
	12,361	12,125	(10,634)
	$714,495	$687,944	$615,516

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2016		2015		2014
U.S. federal statutory rate on earnings before income taxes	$687,969	35.0%	$648,558	35.0%	$588,303	35.0%
State income taxes, net of federal income tax benefit	60,168	3.1	59,700	3.2	49,819	3.0
Jobs credits, net of federal income taxes	(18,952)	(1.0)	(21,366)	(1.2)	(18,961)	(1.1)
Increase (decrease) in valuation allowances	(1,474)	(0.1)	(1,371)	(0.1)	1,453	0.1
Stock-based compensation programs	(9,915)	(0.5)	—	—	—	—
Decrease in income tax reserves	(2,161)	(0.1)	(2,037)	(0.1)	(6,449)	(0.4)
Other, net	(1,140)	(0.1)	4,460	0.3	1,351	—
	$714,495	36.3%	$687,944	37.1%	$615,516	36.6%

The 2016 effective tax rate was an expense of 36.3%. This expense was greater than the federal statutory tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The effective income tax rate was lower in 2016 due principally to the adoption of a change in accounting guidance related to employee share-based payments, as further discussed in Note 1, requiring the recognition of excess tax benefits in the statement of income rather than in the balance sheet, as reported in prior years.

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

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 3,	January 29,
(In thousands)	2017	2016
Deferred tax assets:
Deferred compensation expense	$7,626	$8,200
Accrued expenses	6,958	8,139
Accrued rent	24,077	20,793
Accrued insurance	72,990	72,676
Accrued incentive compensation	15,170	19,902
Share based compensation	18,908	17,988
Interest rate hedges	3,175	3,702
Tax benefit of income tax and interest reserves related to uncertain tax positions	746	1,371
Deferred gain on sale-leaseback	20,872	22,637
Other	12,591	9,440
State tax credit carry forwards, net of federal tax	8,765	10,711
	191,878	195,559
Less valuation allowances	—	(1,474)
Total deferred tax assets	191,878	194,085
Deferred tax liabilities:
Property and equipment	(334,430)	(320,619)
Inventories	(65,844)	(72,456)
Trademarks	(434,045)	(433,548)
Other	(10,400)	(7,417)
Total deferred tax liabilities	(844,719)	(834,040)
Net deferred tax liabilities	$(652,841)	$(639,955)

The Company has state tax credit carry forwards of approximately $13.5 million that will expire beginning in 2022 through 2026.

The Company reversed the remaining valuation allowance for state tax credit carry forwards in the amount of $1.5 million, which was recorded as a reduction in income tax expense in 2016. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets. The 2015 decrease of $1.4 million and 2014 increase of $1.5 million were recorded as a reduction and an increase in income tax expense, respectively.

The Company’s 2012 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2013 through 2015 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company’s 2012 and later tax years remain open for examination by the various state taxing authorities.

As of February 3, 2017, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $3.1 million, $0.8 million and $0.9 million, respectively, for a total of $4.8 million. This total amount is reflected in noncurrent Other liabilities in the consolidated balance sheet.

As of January 29, 2016, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $7.0 million, $0.9 million and $0.8 million, respectively, for a total of $8.7 million. This total amount is reflected in noncurrent Other liabilities in the consolidated balance sheet.

The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $2.2 million in the coming twelve months principally as a result of the expiration of applicable statutes of limitations. Also, as of February 3, 2017, approximately $3.1 million of the uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The amounts associated with uncertain tax positions included in income tax expense consists of the following:

(In thousands)	2016	2015	2014
Income tax expense (benefit)	$(3,795)	$(2,379)	$(9,497)
Income tax related interest expense (benefit)	(31)	(23)	(1,445)
Income tax related penalty expense (benefit)	50	373	51

A reconciliation of the uncertain income tax positions from January 31, 2014 through February 3, 2017 is as follows:

(In thousands)	2016	2015	2014
Beginning balance	$6,964	$9,343	$19,583
Increases—tax positions taken in the current year	41	214	198
Increases—tax positions taken in prior years	52	17	62
Decreases—tax positions taken in prior years	(1,435)	(106)	(8,636)
Statute expirations	(2,453)	(2,504)	(1,121)
Settlements	(52)	—	(743)
Ending balance	$3,117	$6,964	$9,343

5. Current and long‑term obligations

Current and long‑term obligations consist of the following:

	February 3,	January 29,
(In thousands)	2017	2016
Senior unsecured credit facilities
Term Facility	$425,000	$425,000
Revolving Facility	—	251,000
4.125% Senior Notes due July 15, 2017	500,000	500,000
1.875% Senior Notes due April 15, 2018 (net of discount of $111 and $203)	399,889	399,797
3.250% Senior Notes due April 15, 2023 (net of discount of $1,552 and $1,775)	898,448	898,225
4.150% Senior Notes due November 1, 2025 (net of discount of $700 and $764)	499,300	499,236
Unsecured commercial paper notes	490,500	—
Capital lease obligations	3,643	4,806
Tax increment financing due February 1, 2035	8,840	10,590
Debt issuance costs, net	(14,094)	(18,100)
	3,211,526	2,970,554
Less: current portion	(500,950)	(1,379)
Long-term portion	$2,710,576	$2,969,175

At February 3, 2017, the Company’s senior unsecured credit facilities (the “2015 Facilities”) consisted of a $425.0 million senior unsecured term loan facility (the “2015 Term Facility”) and a $1.0 billion senior unsecured revolving credit facility (the “2015 Revolving Facility”) which provided for the issuance of letters of credit up to $175.0 million. The 2015 Facilities were scheduled to mature on October 20, 2020, but were replaced by an amended and restated credit facility on February 22, 2017 as described below.

Borrowings under the 2015 Facilities bore interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of February 3, 2017 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. The Company was also required to pay a facility fee, payable on any used and unused commitment amounts of the 2015 Facilities, and customary fees on letters of credit issued under the 2015 Revolving Facility.  As of February 3, 2017, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the 2015 Facilities were subject to adjustment from time to time based on the Company’s long‑term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the 2015 Facilities was 1.9% as of February 3, 2017.

The 2015 Facilities could be voluntarily prepaid in whole or in part at any time without penalty. There was no required principal amortization under the 2015 Facilities.  The 2015 Facilities contained a number of customary affirmative and negative covenants that, among other things, restricted, subject to certain exceptions, the Company’s and its subsidiaries’ ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The 2015 Facilities also contained financial covenants which required the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 3, 2017, the Company was in compliance with all such covenants.  The 2015 Facilities also contained customary events of default.

As of February 3, 2017, under the 2015 Revolving Facility, the Company had borrowing availability of $986.2 million that, due to its intention to maintain borrowing availability under such facility related to the commercial paper program described below, could contribute incremental liquidity of $495.7 million. In addition, the Company had outstanding letters of credit of $13.8 million which were issued under the 2015 Revolving Facility and $29.4 million which were issued pursuant to separate agreements.

On February 22, 2017, the Company entered into an unsecured amended and restated credit agreement for a $175.0 million senior unsecured term loan facility and a $1.25 billion senior unsecured revolving credit facility that provides for the issuance of letters of credit up to $175.0 million. The amended and restated credit facilities replaced the 2015 Facilities, and have terms similar to the 2015 Facilities, but the revolving credit facility maturity date was extended to February 22, 2022.

On August 1, 2016, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”). Under this program, the Company may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the amended and restated revolving credit facilities in an amount at least equal to the amount of CP Notes outstanding at any time. As of February 3, 2017, the Company had outstanding CP notes of $490.5 million classified as long-term obligations on the consolidated balance sheet due to its intent and ability to refinance these obligations as long-term debt. The weighted average interest rate for borrowings under the commercial paper program was 1.0% as of February 3, 2017.

On October 20, 2015, the Company issued $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”), net of discount of $0.8 million, which are scheduled to mature on November 1, 2025. Interest on the 2025 Senior Notes is payable in cash on May 1 and November 1 of each year, commencing on May 1, 2016. The Company incurred $4.4 million of debt issuance costs associated with the issuance of the 2025 Senior Notes. The net proceeds from the sale of the 2025 Senior Notes were used, together with borrowings under the 2015 Facilities, to repay all of the outstanding borrowings under a previous credit agreement and for general corporate purposes. Collectively, the 2025 Senior Notes and the Company’s other Senior Notes due 2017, 2018 and 2023 as reflected in the table above comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”).

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

Scheduled debt maturities at February 3, 2017, including capital lease obligations, for the Company’s fiscal years listed below are as follows (in thousands): 2017 - $991,450; 2018 - $400,892; 2019 - $1,020; 2020 - $425,980; 2021 - $883; thereafter - $1,407,758.

6. Assets and liabilities measured at fair value

The following table presents the Company’s assets and liabilities required to be measured at fair value as of February 3, 2017, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	February 3,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2017

Liabilities:
Long-term obligations (a)	$2,315,204	$929,845	$—	$3,245,049
Deferred compensation (b)	19,612	—	—	19,612

(a)	Included in the consolidated balance sheet at book value as Current portion of long‑term obligations of $500,950 and Long‑term obligations of $2,710,576.
(b)	Reflected at fair value in the consolidated balance sheet as a component of Accrued expenses and other current liabilities of $905 and a component of noncurrent Other liabilities of $18,707.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short‑term investments, receivables and payables approximate their respective fair values. The Company does not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of February 3, 2017.

7. Commitments and contingencies

Leases

As of February 3, 2017, the Company was committed under operating lease agreements for most of its retail stores. Many of the Company’s stores are subject to build‑to‑suit arrangements with landlords which typically carry a primary lease term of up to 15 years with multiple renewal options. The Company also has stores subject to shorter‑term leases and many of these leases have renewal options. Certain of the Company’s leased stores have provisions for contingent rent based upon a specified percentage of defined sales volume.

The land and buildings of the Company’s DCs in Missouri, Mississippi and California are subject to operating lease agreements and the leased Oklahoma DC is subject to a financing arrangement. Certain leases contain restrictive covenants, and as of February 3, 2017, the Company is not aware of any material violations of such covenants.

The Company is accounting for the Oklahoma DC as a financing obligation as a result of, among other things, the lessor’s ability to put the property back to the Company under certain circumstances. The property and equipment, along with the related lease obligation associated with this transaction are recorded in the consolidated balance sheets. The Company is the owner of a secured promissory note (the “Ardmore Note”) which represents debt issued by the third party entity from which the Company leases the Oklahoma DC and therefore the Company holds the debt instrument pertaining to its lease financing obligation. Because a legal right of offset exists, the Company is accounting for the Ardmore Note as a reduction of its outstanding financing obligation in its consolidated balance sheets.

Future minimum payments as of February 3, 2017 for operating leases are as follows:

(In thousands)
2017	$961,786
2018	924,169
2019	870,751
2020	792,435
2021	718,300
Thereafter	3,856,187
Total minimum payments	$8,123,628

Total future minimum payments for capital leases were $4.5 million, with a present value of $3.6 million, as of February 3, 2017. The gross amount of property and equipment recorded under capital leases and financing obligations at both February 3, 2017 and January 29, 2016, was $29.8 million. Accumulated depreciation on property and equipment under capital leases and financing obligations at February 3, 2017 and January 29, 2016, was $14.3 million and $12.4 million, respectively.

Rent expense under all operating leases is as follows:

(In thousands)	2016	2015	2014
Minimum rentals (a)	$935,663	$849,115	$776,103
Contingent rentals	6,748	7,793	9,099
	$942,411	$856,908	$785,202

(a)

Excludes amortization of leasehold interests of $0.3 million, $0.9 million and $5.8 million included in rent expense for the years ended February 3, 2017, January 29, 2016, and January 30, 2015, respectively.

Legal proceedings

From time to time, the Company is a party to various legal matters involving claims incidental to the conduct of its business, including actions by employees, consumers, suppliers, government agencies, or others.  The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made.

Except as described below, the Company believes, based upon information currently available, that such matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company’s consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company’s results of operations, cash flows, or financial position. In addition, certain of these matters, if decided adversely to the Company or settled by the Company, may result in liability material to the Company’s financial position or may negatively affect operating results if changes to the Company’s business operation are required.

Employment Litigation

The Company is defending a lawsuit filed by the Equal Employment Opportunity Commission (the “Commission”) in which the Commission alleges that the Company’s criminal background check policy has a disparate impact on “Black Applicants” in violation of Title VII and seeks to recover monetary damages and injunctive relief on behalf of a class of “Black Applicants.” The Company believes that its background check process is both lawful and necessary to a safe environment for its employees and customers and the protection of its assets.  The Company is vigorously defending this matter, which has been tendered to, and accepted by, the Company’s Employment Practices Liability Insurance carrier.  The Company has met its self-insured retention, and does not expect a material loss at this time.

The Company also is defending litigation in California (the “California Wage/Hour Litigation”) in which the plaintiffs allege that they and a putative statewide class of other “key carriers” were not provided with meal and rest periods and were provided inaccurate wage statements and termination pay in violation of California law, including California’s Private Attorney General Act (the “PAGA”). The plaintiffs in the California Wage/Hour Litigation seek to recover alleged unpaid wages, injunctive relief, consequential damages, pre-judgment interest, statutory penalties and attorneys’ fees and costs.

The Company is vigorously defending the California Wage/Hour Litigation and believes that its policies and practices comply with California law and that these actions are not appropriate for class or similar treatment.  At this time, however, it is not possible to predict whether any of the actions comprising the California Wage/Hour Litigation ultimately will be permitted to proceed as a class, and no assurances can be given that the Company will be successful in its defense of these actions on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in these actions and consequently is unable to estimate any potential loss or range of loss in these matters.  If the Company is not successful in its defense efforts, the resolution of these actions could have a material adverse effect on the Company’s consolidated financial statements as a whole.

The Company also is defending a lawsuit in which the plaintiff alleges that she and other similarly situated California Dollar General Market store managers were improperly classified as exempt employees and were not provided with meal and rest breaks and accurate and appropriate wage statements in violation of California law, including the PAGA.  The plaintiff in this matter seeks to recover unpaid wages, including overtime pay, civil and statutory penalties, interest, injunctive relief, restitution, and attorneys’ fees and costs.  The parties reached an agreement to settle this matter for an amount not material to the Company’s consolidated financial statements as a whole, and the settlement has received final approval by the Court.

Consumer/Product Litigation

 In December 2015 and February, March, May and June 2016, the Company was notified of several lawsuits in which the plaintiffs allege violation of state consumer protection laws relating to the labeling, marketing and sale of Dollar General private-label motor oil.  Each of the 22 lawsuits was filed in, or removed to, various federal district courts of the United States (collectively “the Motor Oil Lawsuits”).

On June 2, 2016, the United States Judicial Panel on Multidistrict Litigation granted the Company’s motion to centralize the Motor Oil Lawsuits in a matter styled In re Dollar General Corp. Motor Oil Litigation, Case MDL No. 2709, before the United States District Court for the Western District of Missouri (“Motor Oil MDL”).  Subsequently, the plaintiffs in the Motor Oil MDL filed a consolidated amended complaint, in which they seek to certify two nationwide classes and 16 statewide sub-classes and for each putative class member some or all of the following relief: compensatory damages, injunctive relief, statutory damages, punitive damages and attorneys’ fees.  The Company’s motion to dismiss the allegations raised in the consolidated amended complaint remains pending.

The Company believes that the labeling, marketing and sale of its private-label motor oil comply with applicable federal and state requirements and are not misleading.  The Company further believes that this matter is not appropriate for class or similar treatment.  The Company intends to vigorously defend this action; however, at this time, it is not possible to predict whether the Motor Oil MDL will be permitted to proceed as a class or the size of any putative class or classes.  Likewise, at this time, it is not possible to estimate the value of the claims asserted, and no assurances can be given that the Company will be successful in its defense of this action on the merits or otherwise.  For these reasons, the Company is unable to estimate the potential loss or range of loss in this matter; however if the Company is not successful in its defense efforts, the resolution of the Motor Oil MDL could have a material adverse effect on the Company’s consolidated financial statements as a whole.

Shareholder Litigation

The Company is defending litigation filed in January and February 2017 in which the plaintiffs, on behalf of themselves and a putative class of shareholders, allege that between March 10, 2016 and December 1, 2016, the

Company violated federal securities laws by misrepresenting the impact to sales of changes to certain federal programs that provide supplemental nutritional assistance to individuals. (Iron Workers Local Union No. 405 Annuity Fund v. Dollar General Corporation, et al., M.D. Tenn. Case No. 3:17-cv-00063; Julia Askins v. Dollar General Corporation, et al., M.D. Tenn., Case No. 3:17-cv-00276; Bruce Velan v. Dollar General Corporation, et al., M.D. Tenn., Case No. 3:17-cv-00275)(collectively “the Shareholder Litigation”).  Applications for lead plaintiff designation in the Shareholder Litigation must be filed on or before March 20, 2017, after which time the court is expected to designate a lead plaintiff and counsel for the putative class.  Until such designation, neither the plaintiffs nor the Company is expected to make additional substantive filings in this matter.

The Company believes that the statements at issue in the Shareholder Litigation complied with federal securities laws and intends to vigorously defend this matter.  At this time, it is not possible to predict whether this matter will be permitted to proceed as a class or the size of any putative class.  Likewise, at this time, it is not possible to estimate the value of the claims asserted, and no assurances can be given that the Company will be successful in its defense of this action on the merits or otherwise.  For these reasons, the Company is unable to estimate the potential loss or range of loss in this matter; however if the Company is not successful in its defense efforts, the resolution of this matter could have a material adverse effect on the Company’s consolidated financial statements as a whole.

Environmental Matter

In February 2014, certain California District Attorneys’ Offices (“California DAs”), representing California’s county environmental authorities, informed the Company that they were investigating the Company’s hazardous waste handling and disposal practices in certain of its California stores and its California distribution center.  On September 22, 2016, the California DAs provided a settlement demand to the Company that included a proposed civil penalty and certain injunctive relief.  The Company continues to work with the California DAs towards a resolution of this matter and does not believe that any possible loss or the range of any possible loss that may be incurred in connection with this matter will be material to the Company’s financial condition or results of operations. Nonetheless, SEC regulations require disclosures of certain environmental matters when a governmental authority is a party to the proceeding unless the Company reasonably believes the proceeding will result in no monetary sanctions or in monetary sanctions, exclusive of interest and costs, of less than $100,000.  As noted above, it now appears that this matter is likely to result in monetary sanctions, which the Company expects to exceed $100,000.

8. Benefit plans

The Dollar General Corporation 401(k) Savings and Retirement Plan, which became effective on January 1, 1998, is a safe harbor defined contribution plan and is subject to the Employee Retirement and Income Security Act (“ERISA”).

A participant’s right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2016, 2015 and 2014, the Company expensed approximately $16.0 million, $15.0 million and $13.7 million, respectively, for matching contributions.

The Company also has a nonqualified supplemental retirement plan (“SERP”) and compensation deferral plan (“CDP”), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and other key employees. The Company incurred compensation expense for these plans of approximately $0.7 million, $1.1 million and $0.8 million in 2016, 2015 and 2014, respectively.

The CDP/SERP Plan assets are invested in accounts selected by the Company’s Compensation Committee or its delegate, and the associated deferred compensation liability is reflected in the consolidated balance sheets as further disclosed in Note 6.

9. Share‑based payments

The Company accounts for share‑based payments in accordance with applicable accounting standards, under which the fair value of each award is separately estimated and amortized into compensation expense over the service period. The fair value of the Company’s stock option grants are estimated on the grant date using the Black‑Scholes‑Merton valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The fair value of the Company’s other share-based awards discussed below are estimated using the Company’s closing stock price on the grant date. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.

On July 6, 2007, the Company’s Board of Directors adopted the 2007 Stock Incentive Plan, which plan was subsequently amended and restated on several occasions (as so amended and restated, the “Plan”). The Plan allows the granting of stock options, stock appreciation rights, and other stock‑based awards or dividend equivalent rights to key employees, directors, consultants or other persons having a service relationship with the Company, its subsidiaries and certain of its affiliates. The number of shares of Company common stock authorized for grant under the Plan is 31,142,858. As of February 3, 2017, 17,691,607 of such shares are available for future grants.

Since May 2011, most of the share-based awards issued by the Company have been in the form of stock options, restricted stock, restricted stock units and performance share units. With limited exceptions, stock options and restricted stock units granted to employees generally vest ratably on an annual basis over four-year and three-year periods, respectively.  Awards granted to board members generally vest over a one-year period. Performance share units generally vest ratably over a three-year period, provided that certain minimum performance criteria are met in the year of grant. With limited exceptions, the performance share unit and restricted stock unit awards are payable in shares of common stock on the vesting date.

From July 2007 through May 2011, a significant majority of the Company’s share-based awards were a combination of stock options that vested solely upon the continued employment of the recipient (“MSA Time Options”) and options that vested upon the achievement of predetermined annual or cumulative financial-based targets (“MSA Performance Options”) (collectively, the “MSA Options”). MSA Options generally vested ratably on an annual basis over a period of approximately five years, with limited exceptions. The MSA Options have a contractual term of 10 years and an exercise price equal to the fair value of the underlying common stock on the date of grant.

The weighted average for key assumptions used in determining the fair value of all stock options granted in the years ended February 3, 2017, January 29, 2016, and January 30, 2015, and a summary of the methodology applied to develop each assumption, are as follows:

	February 3,	January 29,	January 30,
	2017	2016	2015
Expected dividend yield	1.3%	1.2%	0%
Expected stock price volatility	25.4%	25.3%	25.6%
Weighted average risk-free interest rate	1.6%	1.8%	1.9%
Expected term of options (years)	6.3	6.4	6.3

Expected dividend yield - This is an estimate of the expected dividend yield on the Company’s stock. An increase in the dividend yield will decrease compensation expense.

Expected stock price volatility - This is a measure of the amount by which the price of the Company’s common stock has fluctuated or is expected to fluctuate. An increase in the expected volatility will increase compensation expense.

Weighted average risk‑free interest rate - This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk‑free interest rate will increase compensation expense.

Expected term of options - This is the period of time over which the options granted are expected to remain outstanding. The Company has estimated the expected term as the mid‑point between the vesting date and the contractual term of the option. An increase in the expected term will increase compensation expense.

A summary of the Company’s stock option activity, exclusive of MSA Options, during the year ended February 3, 2017 is as follows:

		Average	Remaining
	Options	Exercise	Contractual	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Price	Term in Years	Value
Balance, January 29, 2016	2,429,965	$61.19
Granted	996,984	84.73
Exercised	(524,129)	51.64
Canceled	(204,162)	75.69
Balance, February 3, 2017	2,698,658	$70.64	7.9	$18,842
Exercisable at February 3, 2017	675,234	$54.40	6.4	$12,849

The weighted average grant date fair value per share of non-MSA options granted was $20.06,  $18.48, and $17.26 during 2016, 2015 and 2014, respectively. The intrinsic value of non-MSA options exercised during 2016, 2015, and 2014 was $17.3 million, $20.8 million and $2.5 million, respectively.

The number of performance share unit awards earned is based upon the Company’s annual financial performance in the year of grant as specified in the award agreement. A summary of performance share unit award activity during the year ended February 3, 2017 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, January 29, 2016	144,097
Granted	121,246
Converted to common stock	(69,393)
Canceled	(21,567)
Balance, February 3, 2017	174,383	$12,754

The weighted average grant date fair value per share of performance share units granted was $84.67,  $74.72 and $57.91 during 2016, 2015, and 2014, respectively.

A summary of restricted stock unit award activity during the year ended February 3, 2017 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, January 29, 2016	640,910
Granted	282,828
Converted to common stock	(340,916)
Canceled	(80,861)
Balance, February 3, 2017	501,961	$36,713

The weighted average grant date fair value per share of restricted stock units granted was $84.56,  $74.67, and $57.87 during 2016, 2015 and 2014, respectively.

At February 3, 2017, 90,467 MSA Time Options were outstanding, all of which were exercisable, with an average exercise price of $19.06, an average remaining contractual term of 2.7 years, and an aggregate intrinsic value of $4.9 million. The intrinsic value of MSA Time Options exercised during 2016, 2015, and 2014 was $5.3 million, $6.6 million and $6.8 million, respectively.

At February 3, 2017, 66,290 MSA Performance Options were outstanding, all of which were exercisable, with an average exercise price of $19.15, an average remaining contractual term of 2.7 years, and an aggregate intrinsic value of $3.6 million. The intrinsic value of MSA Performance Options exercised during 2016, 2015 and 2014 was $5.5 million, $4.9 million and $4.9 million, respectively.

At February 3, 2017, the total unrecognized compensation cost related to unvested stock‑based awards was $53.7 million with an expected weighted average expense recognition period of 1.6 years.

The fair value method of accounting for share‑based awards resulted in share‑based compensation expense (a component of SG&A expenses) and a corresponding reduction in income before and net of income taxes as follows:

	Stock	Performance	Restricted	Restricted
(In thousands)	Options	Share Units	Stock Units	Stock	Total
Year ended February 3, 2017
Pre-tax	$12,008	$7,258	$17,701	$—	$36,967
Net of tax	$7,325	$4,427	$10,798	$—	$22,550
Year ended January 29, 2016
Pre-tax	$11,113	$4,856	$22,578	$—	$38,547
Net of tax	$6,779	$2,962	$13,772	$—	$23,513
Year ended January 30, 2015
Pre-tax	$8,533	$5,461	$15,968	$7,376	$37,338
Net of tax	$5,206	$3,332	$9,742	$4,500	$22,780

10. Segment reporting

The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company’s business. As of February 3, 2017, all of the Company’s operations were located within the United States with the exception of certain subsidiaries in Hong Kong and China and a liaison office in India, which collectively are not material with regard to assets, results of operations or otherwise, to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(in thousands)	2016	2015	2014
Classes of similar products:
Consumables	$16,798,881	$15,457,611	$14,321,080
Seasonal	2,674,319	2,522,701	2,344,993
Home products	1,373,397	1,289,423	1,205,373
Apparel	1,140,001	1,098,827	1,038,142
Net sales	$21,986,598	$20,368,562	$18,909,588

11. Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. Most recently, on August 24, 2016, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program. As of February 3, 2017, a cumulative total of $5.0 billion had been authorized under the program since its inception and approximately $933.3 million remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings including under the Company’s amended and restated credit facilities and issuance of CP Notes discussed in further detail in Note 5.

During the years ended February 3, 2017, January 29, 2016, and January 30, 2015, the Company repurchased approximately 12.4 million shares of its common stock at a total cost of $1.0 billion, approximately 17.6 million shares of its common stock at a total cost of $1.3 billion and approximately 14.1 million shares of its common stock at a total cost of $0.8 billion, respectively, pursuant to its common stock repurchase programs.

The Company paid quarterly cash dividends of $0.25 per share during each of the four quarters of 2016. On March 15, 2017, the Company’s Board of Directors approved a quarterly cash dividend of $0.26 per share, which is payable on April 25, 2017 to shareholders of record as of April 11, 2017. The amount and declaration of future cash dividends is subject to the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

12. Quarterly financial data (unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended February 3, 2017 and January 29, 2016. Each quarterly period listed below was a 13-week accounting period, with the exception of the fourth quarter of 2016, which was a 14‑week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter
2016:
Net sales	$5,265,432	$5,391,891	$5,320,029	$6,009,246
Gross profit	1,612,614	1,681,767	1,587,510	1,900,747
Operating profit	480,743	509,097	392,991	680,618
Net income	295,124	306,518	235,315	414,176
Basic earnings per share	1.03	1.08	0.84	1.50
Diluted earnings per share	1.03	1.08	0.84	1.49

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter
2015:
Net sales	$4,918,672	$5,095,904	$5,067,048	$5,286,938
Gross profit	1,498,705	1,588,155	1,536,962	1,682,269
Operating profit	428,194	475,812	423,859	612,429
Net income	253,235	282,349	253,321	376,175
Basic earnings per share	0.84	0.95	0.87	1.30
Diluted earnings per share	0.84	0.95	0.86	1.30

In 2016, the Company acquired 42 former Walmart Express locations and closed 40 of its own locations as part of relocating stores to the purchased locations. As a result, the Company incurred expenses, primarily related to lease termination costs, of $11.0 million ($6.7 million net of tax, or $0.02 per diluted share), which was recognized in Selling, general, and administrative expense in the third quarter of 2016.

In the fourth quarter of 2016, the Company sold or assigned the leases for 12 of its own locations which were closed as part of the relocation process to the Walmart Express locations. As a result, the Company incurred a reduction of expenses of $4.5 million ($2.8 million net of tax, or $0.01 per diluted share), which was recognized in Selling, general, and administrative expense.

In the third quarter of 2015, the Company implemented a restructuring of its corporate support functions. As a result, the Company incurred expenses, primarily related to severance-related benefits, of $6.1 million ($3.7 million net of tax, or $0.01 per diluted share), which was recognized in Selling, general, and administrative expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) or 15d‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting.  Our management prepared and is responsible for the consolidated financial statements and all related financial information contained in this report. This responsibility includes establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) or 15d‑15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

To comply with the requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of February 3, 2017.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting. Such attestation report is contained below.

(c)  Attestation Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Dollar General Corporation

We have audited Dollar General Corporation and subsidiaries’ internal control over financial reporting as of February 3, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Dollar General Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Dollar General Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 3, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar General Corporation and subsidiaries as of February 3, 2017 and January 29, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2017, of Dollar General Corporation and subsidiaries and our report dated March 24, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 24, 2017

(d)  Changes in Internal Control Over Financial Reporting.  There have been no changes during the quarter ended February 3, 2017 in our internal control over financial reporting (as defined in Exchange Act Rule 13a‑15(f) or Rule 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 13, 2016, Mr. James W. Thorpe, Executive Vice President and Chief Merchandising Officer, advised the Company of his intention to resign, which will be effective April 15, 2017.

On March 22, 2017, the Company’s Compensation Committee (the “Committee”) awarded 161,512 non‑qualified stock options (“Options”) and 40,290 performance share units (“PSUs”) to Mr. Vasos, 37,686 Options and 9,401 PSUs to Messrs. Garratt, Owen and Thorpe, and 39,032 Options and 9,737 PSUs to Ms. Taylor on the terms and subject to the conditions set forth in the form of Option award agreement and form of PSU award agreement attached hereto as Exhibit 10.7 and Exhibit 10.13, respectively (collectively, the “Form Award Agreements”), and subject to the terms and conditions of the previously filed Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan.

The Options, which were granted on terms substantially similar to the prior year, have a term of ten years and, subject to earlier forfeiture or accelerated vesting under certain circumstances described in the form of Option award agreement, generally will vest in four equal annual installments beginning on April 1, 2018.

The PSUs represent a target number of units that can be earned if certain performance measures are achieved during the applicable performance periods and if certain additional vesting requirements are met. Fifty percent of the target number of PSUs are subject to an adjusted EBITDA performance measure with a performance period of the Company’s fiscal year 2017.  The other fifty percent of the target number of PSUs are divided into three equal parts, each subject to a different adjusted ROIC performance measure with a different performance period: (i) adjusted ROIC for the Company’s fiscal year 2017, (ii) the average of adjusted ROIC for the Company’s fiscal years 2017 and 2018, and (iii) the average of adjusted ROIC for the Company’s fiscal years 2017, 2018 and 2019.  All performance measures were established by the Committee on the grant date. The number of PSUs earned will vary between 0% and 300% of the target amount based on actual performance compared to target performance on a graduated scale, with performance at the target level resulting in 100% of the target number of PSUs being earned. At the conclusion of each applicable performance period, the Committee will determine the level of achievement of each performance goal measure and the corresponding number of PSUs earned by each grantee. Subject to certain pro-rata vesting conditions, one-third of the PSUs earned by each grantee for adjusted EBITDA performance will vest in equal installments on April 1, 2018, April 1, 2019 and April 1, 2020, in each case subject to the grantee’s continued employment with the Company and certain accelerated vesting provisions described in the form of PSU award agreement.  Subject to certain pro-rata vesting conditions, the PSUs earned by each grantee for adjusted ROIC performance during the first performance period will vest on April 1, 2018, the PSUs earned by each grantee for adjusted ROIC performance during the second performance period will vest on April 1, 2019 and the PSUs earned by each grantee for adjusted ROIC performance during the third performance period will vest on April 1, 2020, in each case subject to the grantee’s continued employment with the Company and certain accelerated vesting provisions described in the form of PSU award agreement.

The foregoing descriptions of all Options and PSU awards and the forms of award agreements are summaries only, do not purport to be complete, and are qualified in their entirety by reference to the filed forms of award agreement attached hereto as Exhibits 10.7 and 10.13.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Information Regarding Directors and Executive Officers.  The information required by this Item 10 regarding our directors and director nominees is contained under the captions “Who are the nominees this year,” “What are the backgrounds of this year’s nominees,” “Are there any familial relationships between any of the nominees,” “How are directors identified and nominated,” “How are nominees evaluated; what are the minimum qualifications,” and “What particular experience, qualifications, attributes or skills led the Board of Directors to conclude that each nominee should serve as a director of Dollar General,” all under the heading “Proposal 1: Election of Directors” in our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders to be held on May 31, 2017 (the “2017 Proxy Statement”), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10‑K under the caption “Executive Officers of the Registrant,” which information under such caption is incorporated herein by reference.

(b)  Compliance with Section 16(a) of the Exchange Act.  Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement, which information under such caption is incorporated herein by reference.

(c)  Code of Business Conduct and Ethics.  We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and Board members. This Code is posted on the Investor Information section of our Internet website at www.dollargeneral.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to Dollar General Corporation, c/o Investor Relations Department, 100 Mission Ridge, Goodlettsville, TN 37072. We intend to provide any required disclosure of an amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at www.dollargeneral.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8‑K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10‑K and should not be considered part of this or any other report that we file with or furnish to the SEC.

(d)  Procedures for Shareholders to Recommend Director Nominees.  There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors.

(e)  Audit Committee Information.  Information required by this Item 10 regarding our audit committee and our audit committee financial experts is contained under the captions “Corporate Governance—Does the Board of Directors have standing Audit, Compensation and Nominating Committees” and “—Does Dollar General have an audit committee financial expert serving on its Audit Committee” in the 2017 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation” in the 2017 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Equity Compensation Plan Information.    The information required by this Item 12 regarding securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of February 3, 2017 is contained under the caption “Proposal 2: Vote Regarding the Amended and Restated 2007 Stock Incentive Plan—Equity Compensation Plan Table” in the 2017 Proxy Statement, which information under such caption is incorporated herein by reference.

(b)  Other Information.  The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption “Security Ownership” in the 2017 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2017 Proxy Statement, which information under such caption is incorporated herein by reference.

The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2017 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre‑approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2017 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Report of Independent Registered Public Accounting Firm	42
	Consolidated Balance Sheets	43
	Consolidated Statements of Income	44
	Consolidated Statements of Comprehensive Income	45
	Consolidated Statements of Shareholders’ Equity	46
	Consolidated Statements of Cash Flows	47
	Notes to Consolidated Financial Statements	48
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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR GENERAL CORPORATION

Date: March 24, 2017	By:	/s/ Todd J. Vasos
Todd J. Vasos,
Chief Executive Officer

We, the undersigned directors and officers of the registrant, hereby severally constitute Todd J. Vasos, John W. Garratt II and Anita C. Elliott, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10‑K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Todd J. Vasos	Chief Executive Officer & Director	March 24, 2017
TODD J. VASOS	(Principal Executive Officer)

/s/ John W. Garratt	Executive Vice President & Chief Financial	March 24, 2017
JOHN W. GARRATT	Officer (Principal Financial Officer)

/s/ Anita C. Elliott	Senior Vice President & Chief Accounting	March 24, 2017
ANITA C. ELLIOTT	Officer (Principal Accounting Officer)

/s/ Warren F. Bryant	Director	March 24, 2017
WARREN F. BRYANT

/s/ Michael M. Calbert	Director	March 24, 2017
MICHAEL M. CALBERT

/s/ Sandra B. Cochran	Director	March 24, 2017
SANDRA B. COCHRAN

/s/ Patricia D. Fili-Krushel	Director	March 24, 2017
PATRICIA D. FILI‑KRUSHEL

/s/ Paula A. Price	Director	March 24, 2017
PAULA A. PRICE

/s/ William C. Rhodes, III	Director	March 24, 2017
WILLIAM C. RHODES, III

/s/ David B. Rickard	Director	March 24, 2017
DAVID B. RICKARD

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (complete copy as amended for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the quarter ended May 3, 2013, filed with the SEC on June 4, 2013 (file no. 001‑11421))

3.2	Bylaws of Dollar General Corporation (as amended and restated on March 23, 2017)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Registration Statement on Form S‑1 (file no. 333‑161464))

4.2	Form of 4.125% Senior Notes due 2017 (included in Exhibit 4.7)

4.3	Form of 1.875% Senior Notes due 2018 (included in Exhibit 4.8)

4.4	Form of 3.250% Senior Notes due 2023 (included in Exhibit 4.9)

4.5	Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.10)

4.6

Indenture, dated as of July 12, 2012, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8‑K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001‑11421))

4.7

First Supplemental Indenture, dated as of July 12, 2012, among Dollar General Corporation, as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8‑K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001‑11421))

4.8

Third Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8‑K dated April 8, 2013 and filed with the SEC on April 11, 2013 (file no. 001‑11421))

4.9

Fourth Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8‑K dated April 8, 2013 and filed with the SEC on April 11, 2013 (file no. 001‑11421))

4.10

Fifth Supplemental Indenture, dated as of October 20, 2015, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8‑K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001‑11421))

4.11

Amended and Restated Credit Agreement, dated as of February 22, 2017, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8‑K dated February 22, 2017, filed with the SEC on February 22, 2017 (file no. 001‑11421))

10.1

Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (effective June 1, 2012) (incorporated by reference to Appendix A to Dollar General Corporation’s Definitive Proxy Statement filed with the SEC on April 5, 2012 (file no. 001‑11421))*

10.2

Dollar General Amended and Restated 2007 Stock Incentive Plan (adopted November 30, 2016) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016, filed with the SEC on December 1, 2016 (file no. 001-11421))*

10.3

Form of Stock Option Award Agreement (approved May 24, 2011) for awards made prior to December 2014 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001‑11421))*

10.4

Form of Stock Option Award Agreement (approved March 20, 2012) for annual awards beginning March 20, 2012 and prior to March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Current Report on Form 8‑K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001‑11421))*

10.5

Form of Stock Option Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001‑11421))*

10.6

Form of Stock Option Award Agreement (approved March 16, 2016) for awards beginning March 2016 and prior to March 2017 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.7

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan*

10.8

Form of Stock Option Award Agreement (approved August 26, 2014) for awards beginning December 2014 and prior to May 2016 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001‑11421))*

10.9

Form of Stock Option Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to March 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))*

10.10

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan*

10.11

Form of Performance Share Unit Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001‑11421))*

10.12

Form of Performance Share Unit Award Agreement (approved March 16, 2016) for awards beginning March 2016 and prior to March 2017 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.13

Form of Performance Share Unit Award Agreement (approved March 22, 2017) for awards beginning March 2017 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan*

10.14

Form of Restricted Stock Unit Award Agreement (approved March 17, 2015) for awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended May 1, 2015, filed with the SEC on June 2, 2015 (file no. 001‑11421))*

10.15

Form of Restricted Stock Unit Award Agreement (approved March 16, 2016) for awards beginning March 2016 and prior to March 2017 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.16

Form of Restricted Stock Unit Award Agreement (approved March 22, 2017) for awards beginning March 2017 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan*

10.17

Waiver of Certain Limitations Set Forth in Option Agreements Pertaining to Options Previously Granted under the Amended and Restated 2007 Stock Incentive Plan, effective August 26, 2010 (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended July 30, 2010, filed with the SEC on August 31, 2010 (file no. 001‑11421))*

10.18

Form of Restricted Stock Unit Award Agreement for awards prior to May 2011 to non‑employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Registration Statement on Form S‑1 (file no. 333‑161464))

10.19

Form of Restricted Stock Unit Award Agreement (approved May 24, 2011) for awards beginning May 2011 and prior to May 2014 to non‑employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001‑11421))

10.20

Form of Restricted Stock Unit Award Agreement (approved May 28, 2014) for awards beginning May 2014 and prior to February 2015 to non‑employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001‑11421))

10.21

Form of Restricted Stock Unit Award Agreement (approved December 3, 2014) for awards beginning February 2015 and prior to May 2016 to non‑employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001‑11421))

10.22

Form of Restricted Stock Unit Award Agreement (approved May 24, 2016) for awards beginning May 2016 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))

10.23

Form of Restricted Stock Unit Award Agreement (approved January 26, 2016) for awards beginning February 1, 2016 to non‑executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

10.24

Form of Stock Option Award Agreement for awards to non‑employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Registration Statement on Form S‑1 (file no. 333‑161464))

10.25

Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Registration Statement on Form S‑4 (file no. 333‑148320))*

10.26

First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation’s Registration Statement on Form S‑4 (file no. 333‑148320))*

10.27

Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001‑11421))*

10.28

Dollar General Corporation Non‑Employee Director Deferred Compensation Plan (approved December 3, 2014) (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001‑11421))

10.29

Amended and Restated Dollar General Corporation Annual Incentive Plan (effective June 1, 2012) (incorporated by reference to Appendix B to the Dollar General Corporation’s Definitive Proxy Statement filed with the SEC on April 5, 2012 (file no. 001‑11421))*

10.30

Amended and Restated Dollar General Corporation Annual Incentive Plan (adopted November 30, 2016) (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016, filed with the SEC on December 1, 2016 (file no. 001-11421))*

10.31

Dollar General Corporation 2016 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001‑11421))*

10.32

Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Annual Report on Form 10‑K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007) (file no. 001‑11421))*

10.33

Dollar General Corporation Executive Relocation Policy, as amended (effective September 22, 2015) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 30, 2015, filed with the SEC on December 3, 2015 (file no. 001‑11421))*

10.34

Summary of Non‑Employee Director Compensation effective January 30, 2016 (incorporated by reference to Exhibit 10.31 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

10.35

Employment Agreement, effective June 3, 2015, between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 99.3 to Dollar General Corporation’s Current Report on Form 8‑K dated May 27, 2015, filed with the SEC on May 28, 2015 (file no. 001‑11421))*

10.36

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos for June 3, 2015 award (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8‑K dated May 27, 2015, filed with the SEC on May 28, 2015 (file no. 001‑11421))*

10.37

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2016) (incorporated by reference to Exhibit 10.38 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421)) *

10.38

Employment Agreement, effective December 2, 2015, between Dollar General Corporation and John W. Garratt (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8‑K dated December 2, 2015, filed with the SEC on December 3, 2015 (file no. 001‑11421))*

10.39

Employment Agreement, effective June 15, 2015, between Dollar General Corporation and Jeffery C. Owen (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 30, 2015, filed with the SEC on December 3, 2015 (file no. 001‑11421))*

10.40

Employment Agreement, effective August 10, 2015, between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended July 31, 2015, filed with the SEC on August 27, 2015 (file no. 001‑11421))*

10.41

Stock Option Agreement, dated as of August 28, 2008, between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.40 to Dollar General Corporation’s Annual Report on Form 10‑K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001‑11421))*

10.42

Stock Option Agreement, dated as of December 19, 2008, between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.41 to Dollar General Corporation’s Annual Report on Form 10‑K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001‑11421))*

10.43

Stock Option Agreement, dated as of March 24, 2010, between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.42 to Dollar General Corporation’s Annual Report on Form 10‑K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001‑11421))*

10.44

Employment Agreement, effective August 10, 2015, between Dollar General Corporation and Rhonda M. Taylor (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended July 31, 2015, filed with the SEC on August 27, 2015 (file no. 001‑11421))*

10.45

Stock Option Agreement, dated March 24, 2010, between Dollar General Corporation and Rhonda M. Taylor (incorporated by reference to Exhibit 10.48 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.46

Employment Agreement, effective August 7, 2015, between Dollar General Corporation and James W. Thorpe (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 30, 2015, filed with the SEC on December 3, 2015 (file no. 001‑11421))*

10.47

Employment Agreement, effective December 2, 2015, between Dollar General Corporation and Anita C. Elliott (incorporated by reference to Exhibit 99.3 to Dollar General Corporation’s Current Report on Form 8‑K dated December 2, 2015, filed with the SEC on December 3, 2015 (file no. 001‑11421))*

10.48	Employment Agreement, effective June 1, 2015, between Dollar General Corporation and Michael J. Kindy*

10.49

Omnibus Limited Waiver by Dollar General Corporation to the Employment Agreement and Employment Transition Agreement with certain employees of Dollar General Corporation, effective January 28, 2016 (incorporated by reference to Exhibit 10.52 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.50

Employment Transition Agreement, effective March 10, 2015, between Dollar General Corporation and Richard W. Dreiling (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8‑K dated March 10, 2015, filed with the SEC on March 13, 2015 (file no. 001‑11421))*

10.51

Employment Agreement, effective April 1, 2012, between Dollar General Corporation and David M. Tehle (incorporated by reference to Exhibit 99.1 to Dollar General Corporation’s Current Report on Form 8‑K dated April 16, 2012, filed with the SEC on April 19, 2012 (file no. 001‑11421))*

10.52

Employment Agreement, effective November 1, 2013, between Dollar General Corporation and David W. D’Arezzo (incorporated by reference to Exhibit 10.37 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 20, 2014 (file no. 001-11421))*

10.53

Employment Agreement, effective August 10, 2015, between Dollar General Corporation and John W. Flanigan (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015, filed with the SEC on August 27, 2015 (file no. 001-11421))*

10.54

Employment Agreement, effective March 19, 2012, between Dollar General Corporation and Gregory A. Sparks (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended May 4, 2012, filed with the SEC on June 4, 2012 (file no. 001‑11421))*

12	Calculation of Fixed Charge Ratio

21	List of Subsidiaries of Dollar General Corporation

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney (included as part of the signature pages hereto)

31	Certifications of CEO and CFO under Exchange Act Rule 13a‑14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management Contract or Compensatory Plan