Form 10-Q
period 2017-05-05
DOLLAR GENERAL CORP
filed 2017-06-01
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant had 274,225,125 shares of common stock outstanding on May 30, 2017.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 5,	February 3,
	2017	2017
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$205,977	$187,915
Merchandise inventories	3,300,082	3,258,785
Income taxes receivable	10,492	11,050
Prepaid expenses and other current assets	232,398	220,021
Total current assets	3,748,949	3,677,771
Net property and equipment	2,487,292	2,434,456
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,597	1,200,659
Other assets, net	20,928	20,823
Total assets	$11,796,355	$11,672,298
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$401,188	$500,950
Accounts payable	1,622,776	1,557,596
Accrued expenses and other	459,105	500,866
Income taxes payable	208,972	63,393
Total current liabilities	2,692,041	2,622,805
Long-term obligations	2,632,090	2,710,576
Deferred income taxes	662,485	652,841
Other liabilities	280,858	279,782
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	239,947	240,811
Additional paid-in capital	3,157,322	3,154,606
Retained earnings	2,136,401	2,015,867
Accumulated other comprehensive loss	(4,789)	(4,990)
Total shareholders’ equity	5,528,881	5,406,294
Total liabilities and shareholders' equity	$11,796,355	$11,672,298

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	May 5,	April 29,
	2017	2016
Net sales	$5,609,625	$5,265,432
Cost of goods sold	3,910,642	3,652,818
Gross profit	1,698,983	1,612,614
Selling, general and administrative expenses	1,225,188	1,131,871
Operating profit	473,795	480,743
Interest expense	25,004	24,081
Other (income) expense	3,502	—
Income before income taxes	445,289	456,662
Income tax expense	165,800	161,538
Net income	$279,489	$295,124
Earnings per share:
Basic	$1.02	$1.03
Diluted	$1.02	$1.03
Weighted average shares outstanding:
Basic	274,692	285,886
Diluted	275,215	286,978

Dividends per share	$0.26	$0.25

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 5,	April 29,
	2017	2016
Net income	$279,489	$295,124
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $128 and $130, respectively	201	200
Comprehensive income	$279,690	$295,324

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 5,	April 29,
	2017	2016
Cash flows from operating activities:
Net income	$279,489	$295,124
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	98,586	92,324
Deferred income taxes	9,516	7,541
Loss on debt retirement, net	3,502	—
Noncash share-based compensation	8,932	10,253
Other noncash (gains) and losses	2,122	(440)
Change in operating assets and liabilities:
Merchandise inventories	(42,456)	3,476
Prepaid expenses and other current assets	(12,342)	(16,676)
Accounts payable	56,630	(55,267)
Accrued expenses and other liabilities	(39,511)	(21,416)
Income taxes	146,137	89,294
Other	(143)	(260)
Net cash provided by (used in) operating activities	510,462	403,953
Cash flows from investing activities:
Purchases of property and equipment	(143,519)	(98,968)
Proceeds from sales of property and equipment	131	323
Net cash provided by (used in) investing activities	(143,388)	(98,645)
Cash flows from financing activities:
Issuance of long-term obligations	599,556	—
Repayments of long-term obligations	(750,275)	(497)
Net increase (decrease) in commercial paper outstanding	(22,800)	—
Borrowings under revolving credit facilities	—	751,000
Repayments of borrowings under revolving credit facilities	—	(731,000)
Costs associated with issuance and retirement of debt	(9,460)	—
Repurchases of common stock	(88,755)	(230,961)
Payments of cash dividends	(71,294)	(71,308)
Other equity and related transactions	(5,984)	7,198
Net cash provided by (used in) financing activities	(349,012)	(275,568)
Net increase (decrease) in cash and cash equivalents	18,062	29,740
Cash and cash equivalents, beginning of period	187,915	157,947
Cash and cash equivalents, end of period	$205,977	$187,687
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$47,464	$40,285

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP for annual financial statements or those normally made in the Company’s Annual Report on Form 10-K, including the condensed consolidated balance sheet as of February 3, 2017 which was derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2017 fiscal year is scheduled to be a 52-week accounting period ending on February 2, 2018, and the 2016 fiscal year was a 53-week accounting period that ended on February 3, 2017.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of May 5, 2017 and results of operations for the 13-week accounting periods ended May 5, 2017 and April 29, 2016 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision (benefit) of $0.8 million and $(1.4) million in the respective 13-week periods ended May 5, 2017 and April 29, 2016. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

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

2. Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended May 5, 2017			13 Weeks Ended April 29, 2016
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$279,489	274,692	$1.02	$295,124	285,886	$1.03
Effect of dilutive share-based awards		523			1,092
Diluted earnings per share	$279,489	275,215	$1.02	$295,124	286,978	$1.03

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 2.6 million and 1.6 million in the 2017 and 2016 13-week periods, respectively.

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

The Company’s 2012 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2013 through 2016 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company’s 2012 and later tax years remain open for examination by the various state taxing authorities.

As of May 5, 2017, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $3.1 million, $0.9 million and $0.9 million, respectively, for a total of $4.9 million. This total amount is reflected in noncurrent Other liabilities in the condensed consolidated balance sheet.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $2.2 million in the coming twelve months principally as a result of the effective settlement of uncertain tax positions. As of May 5, 2017, approximately $3.1 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week periods ended May 5, 2017 was 37.2% compared to a  rate of 35.4% for the 13-week period ended April 29, 2016.  The tax rate for the 2017 period was higher than the 2016 period primarily due to the recognition of a tax benefit in the 2016 period associated with stock based compensation that did not reoccur in the 2017 period.

4.Current and long-term obligations

Current and long‑term obligations consist of the following:

	May 5,	February 3,
(In thousands)	2017	2017
Senior unsecured credit facilities
Term Facility	$175,000	$425,000
Revolving Facility	—	—
4.125% Senior Notes due July 15, 2017	—	500,000
1.875% Senior Notes due April 15, 2018 (net of discount of $87 and $111)	399,913	399,889
3.250% Senior Notes due April 15, 2023 (net of discount of $1,496 and $1,552)	898,504	898,448
4.150% Senior Notes due November 1, 2025 (net of discount of $683 and $700)	499,317	499,300
3.875% Senior Notes due April 15, 2027 (net of discount of $441)	599,559	—
Unsecured commercial paper notes	467,700	490,500
Capital lease obligations	3,339	3,643
Tax increment financing due February 1, 2035	8,840	8,840
Debt issuance costs, net	(18,894)	(14,094)
	3,033,278	3,211,526
Less: current portion	(401,188)	(500,950)
Long-term portion	$2,632,090	$2,710,576

On February 22, 2017, the Company entered into an unsecured amended and restated credit agreement for a $175.0 million senior unsecured term loan facility (the “Term Facility”) and a $1.25 billion senior unsecured revolving credit facility (the “Revolving Facility”) (collectively, the “Facilities”) that provides for the issuance of letters of credit up to $175.0 million. The Term Facility is scheduled to mature on October 20, 2020, and the Revolving Facility is scheduled to mature on February 22, 2022.

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of May 5, 2017 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility.  As of May 5, 2017, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 2.1% as of May 5, 2017.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required principal amortization under the Facilities.  The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the

Company’s lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 5, 2017, the Company was in compliance with all such covenants.  The Facilities also contain customary events of default.

As of May 5, 2017, the entire balance of the Term Facility was outstanding, and under the Revolving Facility, the Company had no outstanding borrowings, outstanding letters of credit of $13.8 million, and borrowing availability of $1.24 billion that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $768.5 million. In addition, as of May 5, 2017, the Company had outstanding letters of credit of $32.3 million which were issued pursuant to separate agreements.

As of May 5, 2017, the Company had outstanding unsecured commercial paper notes (the “CP Notes”) of $467.7 million classified as long-term obligations on the condensed consolidated balance sheet due to its intent and ability to refinance these obligations as long-term debt. Under this program, the Company may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of May 5, 2017, the outstanding CP Notes had a weighted average borrowing rate of 1.3%.

On April 11, 2017, the Company issued $600.0 million aggregate principal amount of 3.875% senior notes due 2027 (the “2027 Senior Notes”), net of discount of $0.4 million, which are scheduled to mature on April 15, 2027. Interest on the 2027 Senior Notes is payable in cash on April 15 and October 15 of each year, commencing on October 15, 2017. The Company incurred $5.1 million of debt issuance costs associated with the issuance of the 2027 Senior Notes. The net proceeds from the offering of the 2027 Senior Notes were used to repay all of the Company’s outstanding senior notes due in 2017 as discussed below and for general corporate purposes.

On April 27, 2017, the Company redeemed $500.0 million aggregate principal amount of outstanding 4.125% senior notes due 2017 (the “2017 Senior Notes”), resulting in a pretax loss of $3.4 million which is reflected in Other (income) expense in the condensed consolidated statement of income for the 13-weeks ended May 5, 2017. The Company funded the redemption price for the 2017 Senior Notes with proceeds from the issuance of the 2027 Senior Notes.

Scheduled debt maturities at May 5, 2017, including capital lease obligations, for the Company’s fiscal years listed are as follows (in thousands): 2017 - $868,888; 2018 - $995; 2019 - $1,059; 2020 - $175,949; 2021 - $919; thereafter - $2,007,069.

5.Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of May 5, 2017.

The following table presents the Company’s assets and liabilities disclosed at fair value as of May 5, 2017, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	May 5,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2017

Liabilities:
Long-term obligations (a)	$2,433,451	$654,222	$—	$3,087,673
Deferred compensation (b)	22,052	—	—	22,052

(a)	Included in the condensed consolidated balance sheet at book value as Current portion of long-term obligations of $401,188 and Long-term obligations of $2,632,090.
(b)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $1,267 and noncurrent Other liabilities of $20,785.

6.Commitments and contingencies

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

Employment Litigation

The Company is defending litigation in California (the “California Wage/Hour Litigation”) in which the plaintiffs allege that they and a putative statewide class of other “key carriers” were not provided with meal and rest periods and were provided inaccurate wage statements and termination pay in violation of California law, including California’s Private Attorney General Act (the “PAGA”). The plaintiffs in the California Wage/Hour Litigation seek to recover alleged unpaid wages, injunctive relief, consequential damages, pre-judgment interest, statutory penalties and attorneys’ fees and costs.

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

Consumer/Product Litigation

In December 2015 the Company was first notified of several lawsuits in which the plaintiffs allege violation of state consumer protection laws relating to the labeling, marketing and sale of Dollar General private-label motor oil.

Each of these lawsuits, as well as additional, similar lawsuits filed after December 2015, was filed in, or removed to, various federal district courts of the United States (collectively “the Motor Oil Lawsuits”).

On June 2, 2016, the United States Judicial Panel on Multidistrict Litigation granted the Company’s motion to centralize the Motor Oil Lawsuits in a matter styled In re Dollar General Corp. Motor Oil Litigation, Case MDL No. 2709, before the United States District Court for the Western District of Missouri (“Motor Oil MDL”).  Subsequently, the plaintiffs in the Motor Oil MDL filed a consolidated amended complaint, in which they seek to certify two nationwide classes and multiple statewide sub-classes and for each putative class member some or all of the following relief: compensatory damages, injunctive relief, statutory damages, punitive damages and attorneys’ fees.  The Company’s motion to dismiss the allegations raised in the consolidated amended complaint remains pending. To the extent additional consumer lawsuits alleging violation of laws relating to the labeling, marketing and sale of Dollar General private-label motor oil have been or will be filed, the Company expects that such lawsuits will be transferred to the Motor Oil MDL.

In May 2017, the Company received a Notice of Proposed Action from the Office of the New Mexico Attorney General which alleges that the Company’s labeling, marketing and sale of Dollar General private-label motor oil violated New Mexico law (the “New Mexico Motor Oil Matter”).  The Company’s response to the Notice was submitted on May 26, 2017.  The State has informed the Company that it is represented in connection with this matter by counsel for the plaintiffs in the Motor Oil MDL.

On May 25, 2017, the Company filed an action in New Mexico federal court in which the Company seeks a declaratory judgment that the Attorney General of the State of New Mexico is prohibited by, among other things, the United States Constitution, from pursuing the New Mexico Motor Oil Matter and an order enjoining the Attorney General from pursuing such an action.  (Dollar General Corporation v. Hector H. Balderas, D.N.M., Case No. 1:17-cv-00588).

The Company believes that the labeling, marketing and sale of its private-label motor oil comply with applicable federal and state requirements and are not misleading.  The Company further believes that these matters are not appropriate for class or similar treatment.  The Company intends to vigorously defend these matters; however, at this time, it is not possible to predict whether these matters will be permitted to proceed as a class or in a similar fashion, whether on a state-wide or nationwide basis, or the size of any putative class or classes.  Likewise, at this time, it is not possible to estimate the value of the claims asserted, and no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise.  For these reasons, the Company is unable to estimate the potential loss or range of loss in these matters; however if the Company is not successful in its defense efforts, the resolution of the Motor Oil MDL or the New Mexico Motor Oil Matter could have a material adverse effect on the Company’s consolidated financial statements as a whole.

Shareholder Litigation

The Company is defending litigation filed in January and February 2017 in which the plaintiffs, on behalf of themselves and a putative class of shareholders, allege that between March 10, 2016 and December 1, 2016, the Company and certain of its officers violated federal securities laws by misrepresenting the impact to sales of changes to certain federal programs that provide supplemental nutritional assistance to individuals. (Iron Workers Local Union No. 405 Annuity Fund v. Dollar General Corporation, et al., M.D. Tenn. Case No. 3:17-cv-00063; Julia Askins v. Dollar General Corporation, et al., M.D. Tenn., Case No. 3:17-cv-00276; Bruce Velan v. Dollar General Corporation, et al., M.D. Tenn., Case No. 3:17-cv-00275)(collectively “the Shareholder Litigation”).  The plaintiffs in the Shareholder Litigation seek the following relief: compensatory damages, unspecified equitable relief, pre- and post-judgment interest and attorneys’ fees and expenses. The court has consolidated the cases, appointed a lead plaintiff and entered a preliminary scheduling order.

The Company believes that the statements at issue in the Shareholder Litigation complied with the federal securities laws and intends to vigorously defend this action.  At this time, it is not possible to predict whether the Shareholder Litigation will be permitted to proceed as a class or the size of any putative class.  Likewise, at this time, it is not possible to estimate the value of the claims asserted in this action, and no assurances can be given that the Company will be successful in its defense on the merits or otherwise.  For these reasons, the Company is unable to estimate the potential loss or range of loss in this matter; however if the Company is not successful in its defense efforts, the resolution of the Shareholder Litigation could have a material adverse effect on the Company’s consolidated financial statements as a whole.

On April 10, 2017, a shareholder derivative action was filed in which the plaintiff asserts, purportedly on behalf of the Company, claims against the Company’s board of directors and certain of its officers for alleged breach of fiduciary duties, unjust enrichment and violation of federal securities laws based upon factual allegations substantially similar to those in the Shareholder Litigation.  (Robert Anderson v. Todd Vasos, et al., M.D. Tenn. Case No. 3:17-cv-00693)(“the Derivative Litigation”). The plaintiff in the Derivative Litigation seeks, purportedly on behalf of the Company, the following relief: compensatory damages, injunctive relief, disgorgement, and attorneys’ fees and expenses.  The court has stayed all proceedings in the Derivative Litigation pending the resolution of the Company’s motion to dismiss, if any, in the Shareholder Litigation.

Environmental Matter

In February 2014, certain California District Attorneys’ Offices (“California DAs”), representing California’s county environmental authorities, informed the Company that they were investigating the Company’s hazardous waste handling and disposal practices in certain of its California stores and its California distribution center.  On September 22, 2016, the California DAs provided a settlement demand to the Company that included a proposed civil penalty and certain injunctive relief.  In April 2017, the parties reached an agreement to settle this matter for an amount greater than $100,000 but not material to the Company’s consolidated financial statements as a whole, and the settlement has received final approval by the Court.

7.Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of May 5, 2017, all of the Company’s operations were located within the United States with the exception of certain subsidiaries in Hong Kong and China and a liaison office in India, which collectively are not material with regard to assets, results of operations or otherwise to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended
	May 5,	April 29,
(In thousands)	2017	2016
Classes of similar products:
Consumables	$4,315,513	$4,039,197
Seasonal	662,638	623,850
Home products	333,150	322,848
Apparel	298,324	279,537
Net sales	$5,609,625	$5,265,432

8.Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. Most recently, on August 24, 2016, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program. As of May 5, 2017, a cumulative total of $5.0 billion had been authorized under the program since its inception and approximately $844.6 million remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions.  The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors.  Repurchases under the program may be funded from available cash or borrowings including under the Facilities and issuance of CP Notes discussed in further detail in Note 4.

Pursuant to its common stock repurchase program, during the 13-week periods ended May 5, 2017, and April 29, 2016, the Company repurchased in the open market approximately 1.3 million shares of its common stock at a total cost of $88.8 million and approximately 2.7 million shares at a total cost of $231.0  million, respectively.

The Company paid a quarterly cash dividend of $0.26 per share on April 25, 2017 to shareholders of record as of April 11, 2017 as approved by the Company’s Board of Directors on March 15, 2017. On May 31, 2017, the Company’s Board of Directors approved a quarterly cash dividend of $0.26 per share payable on July 25, 2017 to shareholders of record as of July 11, 2017. The declaration of future cash dividends is subject to the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of May 5, 2017, and the related condensed consolidated statements of income, comprehensive income and cash flows for the thirteen week periods ended May 5, 2017 and April 29, 2016.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar General Corporation and subsidiaries as of February 3, 2017 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated March 24, 2017. In our opinion, the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries as of February 3, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

June 1, 2017
Nashville, Tennessee

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2017. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are among the largest discount retailers in the United States by number of stores, with 13,601 stores located in 44 states as of May 5, 2017, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high-quality national brands from leading manufacturers, as well as our own value and comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

Because the customers we serve are value-conscious, many with low or fixed incomes, we are intensely focused on helping them make the most of their spending dollars. We believe our convenient store format and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years. Like other retailers, we have been operating for several years in an environment with ongoing macroeconomic challenges and uncertainties. Our core customers are often among the first to be affected by negative or uncertain economic conditions, and are among the last to feel the effects of improving economic conditions particularly when, as in the recent past, economic trends are inconsistent and their duration unknown. The primary macroeconomic factors that affect our core customers include the unemployment rate, the underemployment rate, wage growth, fuel prices, and changes to certain government assistance programs, such as the 2016 changes to the Supplemental Nutrition Assistance Program, which had the effect of not only reducing benefit levels but also eliminating benefit eligibility for certain individuals. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their budget, such as rent and healthcare, which expenses increased during 2016 and in the first quarter of 2017 at a rate that was greater than many of our core customers’ growth in income.  We believe the overall effect of the factors listed above have negatively impacted our traffic and, along with deflationary pressures, including both lower commodity costs and pricing actions on our products, have negatively affected same-store sales. During the first quarter, commodity input costs were less deflationary as compared to prior quarters.

During 2016, we undertook a strategic review of our business and the retail environment that was designed to help identify additional long-term growth opportunities, including leveraging digital tools and technology, while maintaining our brand heritage.  Following this strategic review, we remain committed to the following long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our people as a competitive advantage.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount, as well as an ongoing focus on enhancing our margins while maintaining both everyday low price and affordability.

In the first quarter of 2017, consistent with historical performance, our sales of consumables, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales of non-consumables, which tend to have higher gross margins, have contributed to profitable sales growth and an increase in average transaction amount.  In addition, during the quarter, our mix of consumables sales shifted somewhat toward lower margin consumable departments. We expect these trends to continue throughout the remainder of the fiscal year but to be most pronounced in the second quarter of 2017.

Our initiatives are designed to increase customer traffic and sales as we believe same-store sales growth is key to achieving our financial objectives.  For 2017, our primary initiatives include the continued expansion of coolers, the rollout of additional strategies across each of our merchandise departments, including a redesign of our Health and Beauty department to drive further product awareness and market share, a continued focus on improving our in-stock position, and the addition of a queue line in a portion of our existing store base.  We will continue to utilize our customer segmentation information, which has provided us with deeper insights into the spending habits of each of our core customer segments, to refine these initiatives and drive our category management process as we optimize our merchandise assortment and expand into those products that we believe are most likely to drive customer traffic to our stores.  We also continue to enhance our advertising effectiveness by further integrating our traditional and digital media mix to reach our customers where, when and how they decide to engage with us while also targeting a higher return on investment. Many of these initiatives support our plans to continue investing in our existing store base, with a goal to drive increased customer traffic, average transaction amount and same-store sales.

We demonstrate our commitment to the affordability needs of our core customer by pricing more than 80% of our stock-keeping units at $5 or less as of the end of the first quarter of 2017.  However, as we work to provide everyday low prices and meet our customers’ affordability needs, we also remain focused on enhancing our margins through effective category management, inventory shrink reduction initiatives, private brands penetration, efforts to improve distribution and transportation efficiencies, global sourcing, and pricing and markdown optimization. With respect to category management, we strive to maintain an appropriate mix of consumables and non-consumables sales because, as noted above, the mix of sales affects profitability due to the varying gross margins between, and even within, the consumables and non-consumables categories. To support our efforts to reduce inventory shrink, we continue to implement additional in-store defensive merchandising and technology-based tools, such as Electronic Article Surveillance and video-enabled exception-based reporting, in select stores. We strive to balance these and other shrink reduction efforts with our efforts to improve our in-stock position. We also seek to reduce our stem miles and optimize loads to improve distribution and transportation efficiencies.

To support our other operating priorities, we remain focused on capturing growth opportunities. In 2017, we intend to open approximately 1,290 stores and to relocate or remodel approximately 760 stores.  These figures assume the closing of the pending acquisition of 322 store locations in 36 states from a small-box multi-price point retailer, most of which are expected to be incremental to 2017 new store openings.  The transaction, which was approved by the Federal Trade Commission in April 2017, is expected to close during June 2017 subject to customary closing conditions. We expect the store sites to be converted to the Dollar General banner by the end of November 2017, assuming the transaction is consummated within the timeframe that we anticipate.  There can be no assurance that the transaction will be consummated or will be consummated in the timeframe that we anticipate or that the store sites will be converted to the Dollar General banner within the timeframe anticipated.

We continue to innovate within our channel, and are able to utilize the most productive of our various store formats based on the specific market opportunity.  In 2017, our traditional 7,300 square foot store format will continue to be built with the DG16 store layout for all new stores, relocations and remodels. In addition, our smaller format store (less than 6,000 square feet) allows us to capture growth opportunities in metropolitan areas as well as rural areas with a low number of households. We continue to incorporate into our existing store base lessons learned from our various store formats and layouts with a goal of driving increased customer traffic, average transaction amount, same-store sales, and overall store productivity.

To support our new store growth and drive productivity, we continue to make investments in our distribution center network. Our fifteenth distribution center in Jackson, Georgia is under construction with a goal to begin shipping from this facility in late 2017. We expect to begin construction on our sixteenth distribution center in Amsterdam, New York in mid-2017 to support our northeast growth.

We have established a position as a low-cost operator, continuously seeking ways to reduce or control costs that do not affect our customers’ shopping experience. We plan to continue enhancing this position in 2017 as we aim to continually streamline our business while also employing ongoing cost discipline to reduce certain expenses as a percentage of sales. We believe these actions will assist in maintaining our ability to leverage SG&A expenses at a lower same-store sales growth percentage over the long term.  In addition, we remain committed to simplifying or eliminating store-level tasks and processes so that those time savings can be reinvested by our store managers and their teams in important areas such as enhanced customer service, higher in-stock levels, and improved store standards.

Our employees are a competitive advantage, and we are always searching for ways to continue investing in them.  We invest in our employees in an effort to create an environment that attracts and retains talented personnel, as we believe that, particularly at the store level, employees who are promoted from within generally have longer tenures and are greater contributors to improvements in our financial performance.  During 2016, these efforts helped to achieve our lowest level of store manager turnover in four years, with these trends continuing in the first quarter of 2017.  Our store managers play a critical role in our customer experience and individual store profitability, and in March 2017 we implemented certain investments in compensation and training for this position that we believe will contribute to improved customer experience scores, higher sales, lower shrink and improved turnover metrics.

To further enhance shareholder return in 2017, we plan to continue to repurchase shares of our common stock, although we expect to do so in a lower amount than in 2016, and we expect to pay quarterly cash dividends, subject to Board discretion and approval.

Highlights of our 2017 first quarter results of operations compared to the comparable 2016 period and our financial condition at May 5, 2017 are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

•

Net sales increased 6.5% to $5.61 billion. Sales in same-stores increased 0.7% due to an increase in average transaction amount partially offset by a decline in customer traffic. Average sales per square foot for all stores over the 53-week period ended May 5, 2017 was $229.

•

Gross profit, as a percentage of net sales, was 30.3% in the 2017 period compared to 30.6% in the 2016 period, a decrease of 34 basis points, primarily reflecting higher markdowns and our sales mix, among other factors discussed below.

•

SG&A expense, as a percentage of net sales, was 21.8% in the 2017 period compared to 21.5% in the 2016 period, an increase of 34 basis points, reflecting increased retail labor and occupancy costs, partially offset by lower advertising expenses, among other factors discussed below.

•	Interest expense increased by $0.9 million to $25.0 million in the 2017 period due primarily to higher average outstanding debt balances as discussed below.

•	Net income was $279.5 million, or $1.02 per diluted share, in the 2017 period compared to net income of $295.1 million, or $1.03 per diluted share, in the 2016 period.

•	Cash generated from operating activities was $510.5 million for the 2017 period compared to $404.0 million in the 2016 period.

•	Cash dividends of $0.26 per share totaling $71.3 million were paid in the 2017 period.

•	Inventory turnover was 4.7 times on a rolling four-quarter basis. On a per store basis, inventories at May 5, 2017 increased by 0.5% over the balances at April 29, 2016.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year period as compared with the prior year period as well as our financial condition at May 5, 2017.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2017 and 2016, which represent the 52-week fiscal year ending February 2, 2018 and the 53-week fiscal year ended February 3, 2017, respectively. References to the first quarter accounting periods for 2017 and 2016 contained herein refer to the 13-week accounting periods ended May 5, 2017 and April 29, 2016, respectively.

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

The following table contains results of operations data for the first 13-week periods of 2017 and 2016, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2017 vs. 2016
(amounts in millions, except per share	May 5,	April 29,	Amount	%
amounts)	2017	2016	Change	Change
Net sales by category:
Consumables	$4,315.5	$4,039.2	$276.3	6.8%
% of net sales	76.93%	76.71%
Seasonal	662.6	623.9	38.8	6.2
% of net sales	11.81%	11.85%
Home products	333.2	322.8	10.3	3.2
% of net sales	5.94%	6.13%
Apparel	298.3	279.5	18.8	6.7
% of net sales	5.32%	5.31%
Net sales	$5,609.6	$5,265.4	$344.2	6.5%
Cost of goods sold	3,910.6	3,652.8	257.8	7.1
% of net sales	69.71%	69.37%
Gross profit	1,699.0	1,612.6	86.4	5.4
% of net sales	30.29%	30.63%
Selling, general and administrative expenses	1,225.2	1,131.9	93.3	8.2
% of net sales	21.84%	21.50%
Operating profit	473.8	480.7	(6.9)	(1.4)
% of net sales	8.45%	9.13%
Interest expense	25.0	24.1	0.9	3.8
% of net sales	0.45%	0.46%
Other (income) expense	3.5	—	3.5	—
% of net sales	0.06%	0.00%
Income before income taxes	445.3	456.7	(11.4)	(2.5)
% of net sales	7.94%	8.67%
Income tax expense	165.8	161.5	4.3	2.6
% of net sales	2.96%	3.07%
Net income	$279.5	$295.1	$(15.6)	(5.3)%
% of net sales	4.98%	5.60%
Diluted earnings per share	$1.02	$1.03	$(0.01)	(1.0)%

13 WEEKS ENDED MAY 5, 2017 AND APRIL 29, 2016

Net Sales. The net sales increase in the 2017 quarter reflects a same-store sales increase of 0.7% compared to the 2016 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2017 quarter, there were 12,507 same-stores which accounted for sales of $5.3 billion. The increase in same-store sales reflects an increase in average transaction amount partially offset by a decline in customer traffic due to the factors discussed above in the Executive Overview.  Same-store sales results reflect positive results in the consumables and apparel categories, offset by negative results in the home products and seasonal categories. Same-store sales improved as we moved past the combined effect of the delay in income tax refunds and the timing shift of the later Easter holiday. We believe deflationary pressures resulted in lower prices on many items and negatively affected our sales for the quarter, although commodity input costs were less deflationary in the first quarter as compared to prior quarters.  In addition, other factors discussed above in the Executive Overview negatively affected our sales for the quarter. The net sales increase was positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. Gross profit increased by 5.4% in the 2017 quarter, and as a percentage of net sales was equal to 30.3% in the 2017 quarter, a decrease of 34 basis points over the comparable 2016 period. Higher markdowns, primarily for inventory clearance and promotional activities, and a greater proportion of sales of consumables and the mix within consumables, which generally have a lower gross profit rate than our other product categories, each reduced the gross profit rate, and these factors were partially offset by higher initial markups on inventory purchases.

SG&A Expense. SG&A expense was 21.8% as a percentage of net sales in the 2017 quarter compared to 21.5% in the comparable 2016 period, an increase of 34 basis points. The 2017 quarter results reflect retail labor, primarily as a result of our investment in store manager compensation, and occupancy costs, each of which increased at a rate greater than the increase in net sales. Partially offsetting these items were reductions in advertising costs and lower waste management costs resulting from our recycling efforts.

Interest Expense. Interest expense increased by $0.9 million to $25.0 million in the 2017 period primarily due to an increase in average debt outstanding. See Liquidity and Capital Resources. Total outstanding debt (including the current portion of long-term obligations) as of May 5, 2017 was $3.0 billion.

Other (income) expense. Other (income) expense in the 2017 period reflects expenses associated with the issuance and refinancing of long-term debt.

Income Taxes. The effective income tax rate for the 2017 period was 37.2% compared to 35.4% for the 2016 period which represents a net increase of 1.8 percentage points. The tax rate for the 2017 period was higher than for the 2016 period primarily due to the recognition of a tax benefit of approximately $9.0 million or $0.03 per diluted share in the 2016 period associated with stock based compensation that did not reoccur in the 2017 period.

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

Liquidity and Capital Resources

We have an unsecured credit agreement that provides for total loans and commitments equal to $1.425 billion (the “Facilities”), and we have outstanding $2.4 billion aggregate principal amount of senior notes. We have a commercial paper program that may provide borrowing availability of up to $1.0 billion. At May 5, 2017, we had total outstanding debt (including the current portion of long-term obligations) of approximately $3.0 billion, which includes balances under the Facilities, commercial paper and senior notes, all of which are described in greater detail below.

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

For the remainder of fiscal 2017, we anticipate potential combined borrowings under the Revolving Facility (defined below) and our commercial paper program to be a maximum of approximately $750 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Credit Facilities

On February 22, 2017, we entered into the Facilities, which consist of a $175.0 million senior unsecured term loan facility (the “Term Facility”) and a $1.25 billion senior unsecured revolving credit facility (the “Revolving Facility”) of which up to $175.0 million is available for the issuance of letters of credit. The Term Facility is scheduled to mature on October 20, 2020, and the Revolving Facility is scheduled to mature on February 22, 2022.

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of May 5, 2017 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility. As of May 5, 2017, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on our long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 2.1% as of May 5, 2017.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required principal amortization under the Facilities. The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of May 5, 2017, we were in compliance with all such covenants.  The Facilities also contain customary events of default.

As of May 5, 2017, the entire balance of the Term Facility was outstanding, and under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $13.8 million, and borrowing availability of $1.24 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $768.5 million at May 5, 2017. In addition, as of May 5, 2017 we had outstanding letters of credit of $32.3 million which were issued pursuant to separate agreements.

Commercial Paper

As of May 5, 2017, we had outstanding unsecured commercial paper notes (the “CP Notes”) of $467.7 million classified as long-term obligations on the condensed consolidated balance sheet due to our intent and ability to refinance these obligations as long-term debt. Under this program, we may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness.  We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.  As of May 5, 2017, the outstanding CP Notes had a weighted average borrowing rate of 1.3%.

Senior Notes

On April 11, 2017, we issued $600.0 million aggregate principal amount of 3.875% senior notes due 2027 (the “2027 Senior Notes”), net of discount of $0.4 million, which are scheduled to mature on April 15, 2027. The net proceeds from the offering of the 2027 Senior Notes were used to repay all $500.0 million of our outstanding 4.125% senior notes due 2017 and for general corporate purposes. In addition, we have $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount of $0.1 million, which are scheduled to mature on April 15, 2018; $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount of $1.5 million, which are scheduled to mature on April 15, 2023; and $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”), net of discount of $0.7 million, which are scheduled to mature on November 1, 2025. Collectively, the 2018 Senior Notes, the 2023 Senior Notes, 2025 Senior Notes, and 2027 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). Interest on the 2018 Senior Notes, the 2023 Senior Notes, and the 2027 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 Senior Notes is payable in cash on May 1 and November 1 of each year. We expect to refinance the 2018 Senior Notes on or prior to their maturity utilizing proceeds from the issuance of additional senior notes, revolver borrowings or the issuance of commercial paper.

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

Contractual Obligations

The amendments to the Facilities and the issuance of the 2027 Senior Notes discussed above resulted in changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended February 3, 2017. The following table summarizes our significant contractual obligations for long-term debt obligations and related interest as of May 5, 2017 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$3,051,540	$868,130	$1,080	$176,190	$2,006,140
Capital lease obligations	3,339	758	974	678	929
Interest(a)	609,474	90,289	154,288	148,561	216,336

(a)

Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, using rates and balances as of May 5, 2017. Variable rate long-term debt includes the balance of the Term Facility of $175.0 million, the Revolving Facility (although such facility had a balance of zero as of May 5, 2017), the CP Notes (which had a balance of $467.7 million as of May 5, 2017), and the balance of an outstanding tax increment financing of $8.8 million.

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 53% of our total assets exclusive of goodwill and other intangible assets as of May 5, 2017. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Our senior unsecured debt is rated “Baa2,” by Moody’s with a stable outlook and “BBB” by Standard & Poor’s with a stable outlook, and our commercial paper program is rated “P-2” by Moody’s and “A-2” by Standard and Poor’s. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will maintain or improve our current credit ratings.

Unless otherwise noted, all references to the “2017 period” and the “2016 period” in the discussion of “Cash flows from operating activities,” “Cash flows from investing activities,” and “Cash flows from financing activities” below refer to the 13-week periods ended May 5, 2017 and April 29, 2016, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $510.5 million in the 2017 period, which represents a $106.5 million increase over the 2016 period. Changes in merchandise inventories resulted in a $42.5 million decrease in the 2017 period as compared to minimal changes in the 2016 period. Changes in accounts payable resulted in a $56.6 million increase in the 2017 period compared to a $55.3 million decrease in the 2016 period, due primarily to the timing of receipts and payments which was partially impacted by certain changes in payment terms. Changes in income taxes payable resulted in a $146.1 million increase in the 2017 period compared to an $89.3 million increase in the 2016 period, due primarily to changes in laws related to federal and state income tax payment dates.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased 1% in the 2017 period compared to essentially no change in the 2016 period.  In the 2017 period compared to the 2016 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased by 7% compared to a 4% increase; the seasonal category decreased by 5% compared to a 4% decrease; the home products category decreased by 7% compared to a 3% decrease; and apparel decreased by 12% in both periods.

Cash flows from investing activities.  Significant components of property and equipment purchases in the 2017 period included the following approximate amounts: $54 million for distribution and transportation-related capital expenditures; $50 million for improvements, upgrades, remodels and relocations of existing stores; and $35 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2017 period, we opened 293 new stores and remodeled or relocated 301 stores.

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

Capital expenditures during 2017 are projected to be in the range of $715 to $765 million, an increase from the prior projection due to the anticipated acquisition of 322 store locations discussed above which is expected to close during June 2017, subject to customary closing conditions, and the related conversion of the acquired store locations to the Dollar General banner. We anticipate funding 2017 capital requirements with existing cash balances, cash flows from operations, availability under our Revolving Facility and the issuance of CP Notes. We plan to continue to invest in store growth through the development of new stores and the remodel or relocation of existing stores. Capital expenditures in 2017 are anticipated to support our store growth (including store locations acquired) as well as our remodel and relocation initiatives, which include capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including construction of new and investments in existing distribution center facilities; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities.  As discussed above, net proceeds from the issuance of the 2027 Senior Notes in the 2017 period were $599.6 million. We redeemed the 2017 Senior Notes for $500.0 million and made a principal payment on the Term Facility of $250.0 million. We had net commercial paper repayments in the 2017 period of $22.8 million and no borrowings or repayments under the Revolving Facility. Net borrowings under the Revolving Facility during the 2016 period were $20.0 million. During the 2017 and 2016 periods, we repurchased 1.3 million and 2.7 million shares of our common stock at a total cost of $88.8 million and $231.0 million, respectively. Also during each of the 2017 and 2016 periods, we paid cash dividends of $71.3 million.

Share Repurchase Program

At May 5, 2017, our common stock repurchase program had a total remaining authorization of approximately $844.6 million. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be increased or terminated from time to time at the discretion of our Board of Directors. For more information about our share repurchase program, see Note 8 to the condensed consolidated financial statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2017.

ITEM 4.CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended May 5, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

The information contained in Note 6 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this report is incorporated herein by this reference.

ITEM 1A.RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2017.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended May 5, 2017 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs(a)	or Programs(a)
02/04/17-02/28/17	—	$—	—	$933,329,000
03/01/17-03/31/17	1,252,578	$70.86	1,252,578	$844,574,000
04/01/17-05/05/17	—	$—	—	$844,574,000
Total	1,252,578	$70.86	1,252,578	$844,574,000

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

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 6. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “objective,” “aim,” “goal,” “opportunity,” “intend,” “could,” “can,” “would,” “committed,” “likely to,” “scheduled to,” “predict,” “seek,” “ensure,” “strive,” “subject to,” “focused on,” or “continue,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including the number of planned store openings, remodels and relocations,  progress of merchandising initiatives including customer segmentation and in-stock and shrink management, trends in sales of consumable and non-consumable products, results of the investment in our personnel and the levels of future costs and expenses; potential future stock repurchases and cash dividends; anticipated borrowing under certain of our credit facilities; the potential impact of regulatory changes and our responses thereto; the anticipated closing of our acquisition of 322 store sites and related conversion of such sites to the Dollar General banner along with timing, financial and store count expectations; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

Forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements include, without limitation:

•

economic conditions and other economic factors, including their effect on employment levels, consumer demand, customer traffic, customer disposable income, credit availability and spending patterns, inflation, commodity prices, fuel prices, interest rates, exchange rate fluctuations and the cost of goods;

•

failure to successfully execute our strategies and initiatives, including those relating to merchandising, marketing, real estate, sourcing, shrink, private brand, distribution and transportation, store operations, store formats, budgeting and expense reduction, and technology;

•	failure to open, relocate and remodel stores profitably and on schedule, as well as failure of our new store base to achieve sales and operating levels consistent with our expectations;

•	effective response to competitive pressures and changes in the competitive environment and the markets where we operate, including, but not limited to, consolidation and omnichannel shopping;

•	levels of inventory shrinkage;

•	failure to successfully manage inventory balances;

•

disruptions, unanticipated or unusual expenses or operational failures in our supply chain including, but not limited to, a decrease in transportation capacity for overseas shipments, increases in transportation costs (including increased fuel costs and carrier rates or driver wages), work stoppages or other labor disruptions that could impede the receipt of merchandise, or delays in constructing or opening new distribution centers;

•	risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade;

•	risks and challenges associated with our private brands, including, but not limited to, our level of success in gaining and maintaining broad market acceptance of our private brands;

•	unfavorable publicity or consumer perception of our products, including, but not limited to, related product liability;

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

•	incurrence of material uninsured losses, excessive insurance costs or accident costs;

•	natural disasters, unusual weather conditions, pandemic outbreaks, terrorist acts and geo-political events;

•	failure to maintain the security of information that we hold, whether as a result of cybersecurity attacks or otherwise;

•	damage or interruption to our information systems or failure of technology initiatives to deliver desired or timely results;

•

ability to attract, train and retain qualified employees, while controlling labor costs (including effects of potential federal or state regulatory changes related to overtime exemptions, if implemented) and other labor issues;

•	our loss of key personnel, inability to hire additional qualified personnel or disruption of executive management as a result of retirements or transitions;

•	seasonality of our business;

•	deterioration in market conditions, including market disruptions, limited liquidity and interest rate fluctuations, or a lowering of our credit ratings;

•	new accounting guidance, or changes in the interpretation or application of existing guidance, such as changes to guidance related to leases, revenue recognition and intra-company transfers;

•	factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended February 3, 2017; and

•	factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

All forward-looking statements are qualified in their entirety by these and other cautionary statements that we make from time to time in our other Securities and Exchange Commission filings and public communications. You should evaluate forward-looking statements in the context of these risks and uncertainties and are cautioned to not place undue reliance on such forward-looking statements. These factors may not contain all of the material factors that are important to you. We cannot assure you that we will realize the results or developments we anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements in this report are made only as of the date hereof. We undertake no obligation, and specifically disclaim any duty, to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	June 1, 2017	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

3.2

Bylaws of Dollar General Corporation (as amended and restated on March 23, 2017) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))

4.1

Amended and Restated Credit Agreement, dated as of February 22, 2017, among Dollar General Corporation, as a borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated February 22, 2017, filed with the SEC on February 22, 2017 (file no. 001-11421))

4.2

Sixth Supplemental Indenture, dated as of April 11, 2017, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.3

Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

10.1	Dollar General Corporation 2017 Teamshare Bonus Program for Named Executive Officers

10.2

Form of Restricted Stock Unit Award Agreement (approved May 30, 2017) for awards beginning May 2017 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan

10.3

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (filed no. 001-11421))

10.4

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))

10.5

Form of Performance Share Unit Award Agreement (approved March 22, 2017) for awards beginning March 2017 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (filed no. 001-11421))

10.6

Form of Restricted Stock Unit Award Agreement (approved March 22, 2017) for awards beginning March 2017 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))

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