Form 10-Q
period 2017-08-04
DOLLAR GENERAL CORP
filed 2017-08-31
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2017

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

The registrant had 273,259,005 shares of common stock outstanding on August 25, 2017.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 4,	February 3,
	2017	2017
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$214,173	$187,915
Merchandise inventories	3,463,004	3,258,785
Income taxes receivable	44,255	11,050
Prepaid expenses and other current assets	258,559	220,021
Total current assets	3,979,991	3,677,771
Net property and equipment	2,574,816	2,434,456
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,537	1,200,659
Other assets, net	26,891	20,823
Total assets	$12,120,824	$11,672,298
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$401,402	$500,950
Accounts payable	1,880,668	1,557,596
Accrued expenses and other	521,027	500,866
Income taxes payable	3,658	63,393
Total current liabilities	2,806,755	2,622,805
Long-term obligations	2,683,105	2,710,576
Deferred income taxes	659,844	652,841
Other liabilities	284,025	279,782
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	239,101	240,811
Additional paid-in capital	3,166,518	3,154,606
Retained earnings	2,286,060	2,015,867
Accumulated other comprehensive loss	(4,584)	(4,990)
Total shareholders’ equity	5,687,095	5,406,294
Total liabilities and shareholders' equity	$12,120,824	$11,672,298

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	August 4,	July 29,	August 4,	July 29,
	2017	2016	2017	2016
Net sales	$5,828,305	$5,391,891	$11,437,930	$10,657,323
Cost of goods sold	4,037,783	3,710,124	7,948,425	7,362,942
Gross profit	1,790,522	1,681,767	3,489,505	3,294,381
Selling, general and administrative expenses	1,297,376	1,172,670	2,522,564	2,304,541
Operating profit	493,146	509,097	966,941	989,840
Interest expense	23,748	24,352	48,752	48,433
Other (income) expense	—	—	3,502	—
Income before income taxes	469,398	484,745	914,687	941,407
Income tax expense	174,615	178,227	340,415	339,765
Net income	$294,783	$306,518	$574,272	$601,642
Earnings per share:
Basic	$1.08	$1.08	$2.09	$2.11
Diluted	$1.08	$1.08	$2.09	$2.11
Weighted average shares outstanding:
Basic	273,690	283,130	274,191	284,508
Diluted	274,132	284,116	274,674	285,547

Dividends per share	$0.26	$0.25	$0.52	$0.50

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	August 4,	July 29,	August 4,	July 29,
	2017	2016	2017	2016
Net income	$294,783	$306,518	$574,272	$601,642
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $125, $128, $253 and $258, respectively	205	201	406	401
Comprehensive income	$294,988	$306,719	$574,678	$602,043

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	August 4,	July 29,
	2017	2016
Cash flows from operating activities:
Net income	$574,272	$601,642
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	197,616	186,942
Deferred income taxes	6,750	7,159
Loss on debt retirement	3,502	—
Noncash share-based compensation	16,839	19,488
Other noncash (gains) and losses	11,359	2,081
Change in operating assets and liabilities:
Merchandise inventories	(205,385)	(191,682)
Prepaid expenses and other current assets	(43,240)	(34,535)
Accounts payable	292,074	213,767
Accrued expenses and other liabilities	26,751	15,135
Income taxes	(92,940)	(26,352)
Other	(1,368)	(311)
Net cash provided by (used in) operating activities	786,230	793,334
Cash flows from investing activities:
Purchases of property and equipment	(314,050)	(267,812)
Proceeds from sales of property and equipment	343	2,426
Net cash provided by (used in) investing activities	(313,707)	(265,386)
Cash flows from financing activities:
Issuance of long-term obligations	599,556	—
Repayments of long-term obligations	(750,584)	(816)
Net increase (decrease) in commercial paper outstanding	25,000	—
Borrowings under revolving credit facilities	—	1,583,000
Repayments of borrowings under revolving credit facilities	—	(1,497,000)
Costs associated with issuance and retirement of debt	(9,524)	—
Repurchases of common stock	(163,736)	(454,508)
Payments of cash dividends	(142,339)	(142,161)
Other equity and related transactions	(4,638)	10,623
Net cash provided by (used in) financing activities	(446,265)	(500,862)
Net increase (decrease) in cash and cash equivalents	26,258	27,086
Cash and cash equivalents, beginning of period	187,915	157,947
Cash and cash equivalents, end of period	$214,173	$185,033
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$69,912	$44,800

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of August 4, 2017 and results of operations for the 13-week and 26-week accounting periods ended August 4, 2017 and July 29, 2016 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision (benefit) of $(0.5) million and $(2.9) million in the respective 13-week periods, and $0.3 million and $(4.3) million in the respective 26-week periods, ended August 4, 2017 and July 29, 2016. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new accounting standards related to the recognition of revenue, which specified an effective date for annual reporting periods beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, with earlier adoption permitted only for annual reporting periods beginning after December 15, 2016. The new guidance allows companies to use either a full retrospective or a modified retrospective approach in the adoption of this guidance. The Company formed a project team to assess and implement the standard by compiling a list of the applicable revenue streams, evaluating relevant contracts and comparing the Company’s current accounting policies to the new standard. As a result of the efforts of this project team, the Company has identified customer incentives and gross versus net considerations as the areas in which it would most likely be affected by the new guidance. The Company is continuing to assess all the impacts of the new standard and the design of internal control over financial reporting, but based upon the terms of the Company’s agreements and an evaluation of the materiality of these transactions related to customer incentives and gross versus net considerations, the Company does not expect the adoption to have a material effect on the Company’s consolidated results of operations, financial position or cash flows. The Company currently expects to complete this work in 2017 and to adopt this guidance on February 3, 2018 using the modified retrospective approach.

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

In October 2016, the FASB issued amendments to existing guidance related to accounting for intra-entity transfers of assets other than inventory. These amendments require an entity to recognize the income tax consequences of such transfers when the transfer occurs and affects the Company’s historical accounting for intra-entity transfers of certain intangible assets. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted subject to certain guidelines. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements, but expects such adoption will result in an increase in deferred income tax liabilities and a decrease in retained earnings of approximately $32.2 million.

2. Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended August 4, 2017			13 Weeks Ended July 29, 2016
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$294,783	273,690	$1.08	$306,518	283,130	$1.08
Effect of dilutive share-based awards		442			986
Diluted earnings per share	$294,783	274,132	$1.08	$306,518	284,116	$1.08

	26 Weeks Ended August 4, 2017			26 Weeks Ended July 29, 2016
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$574,272	274,191	$2.09	$601,642	284,508	$2.11
Effect of dilutive share-based awards		483			1,039
Diluted earnings per share	$574,272	274,674	$2.09	$601,642	285,547	$2.11

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 2.6 million and 1.3 million in the respective 2017 and 2016 13-week periods, and 2.6 million and 1.4 million in the respective 2017 and 2016 26-week periods.

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

As of August 4, 2017, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $3.1 million, $0.9 million and $0.8 million, respectively, for a total of $4.8 million. This total amount is reflected in noncurrent Other liabilities in the condensed consolidated balance sheet.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $2.2 million in the coming twelve months principally as a result of the effective settlement of uncertain tax positions. As of August 4, 2017, approximately $3.1 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for each of the 13-week and 26-week periods ended August 4, 2017 were 37.2%, compared to rates of 36.8% and 36.1%, respectively, for the 13-week and 26-week periods ended July 29, 2016.  The tax rates for the 2017 13-week and 26-week periods were higher than the comparable 2016 periods primarily due to the recognition of a tax benefit in the 2016 periods associated with stock based compensation that did not reoccur to the same extent in the 2017 periods.

4.Current and long-term obligations

Current and long‑term obligations consist of the following:

	August 4,	February 3,
(In thousands)	2017	2017
Senior unsecured credit facilities
Term Facility	$175,000	$425,000
Revolving Facility	—	—
4.125% Senior Notes due July 15, 2017	—	500,000
1.875% Senior Notes due April 15, 2018 (net of discount of $64 and $111)	399,936	399,889
3.250% Senior Notes due April 15, 2023 (net of discount of $1,438 and $1,552)	898,562	898,448
4.150% Senior Notes due November 1, 2025 (net of discount of $666 and $700)	499,334	499,300
3.875% Senior Notes due April 15, 2027 (net of discount of $432)	599,568	—
Unsecured commercial paper notes	515,500	490,500
Capital lease obligations	5,915	3,643
Tax increment financing due February 1, 2035	8,840	8,840
Debt issuance costs, net	(18,148)	(14,094)
	3,084,507	3,211,526
Less: current portion	(401,402)	(500,950)
Long-term portion	$2,683,105	$2,710,576

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

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of August 4, 2017 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility.  As of August 4, 2017, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 2.3% as of August 4, 2017.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required principal amortization under the Facilities.  The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 4, 2017, the Company was in compliance with all such covenants.  The Facilities also contain customary events of default.

As of August 4, 2017, the entire balance of the Term Facility was outstanding, and under the Revolving Facility, the Company had no outstanding borrowings, outstanding letters of credit of $10.6 million, and borrowing availability of $1.24 billion that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $723.9 million. In addition, as of August 4, 2017, the Company had outstanding letters of credit of $37.2 million which were issued pursuant to separate agreements.

As of August 4, 2017, the Company had outstanding unsecured commercial paper notes (the “CP Notes”) of $515.5 million classified as long-term obligations on the condensed consolidated balance sheet due to its intent and ability to refinance these obligations as long-term debt. Under this program, the Company may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of August 4, 2017, the outstanding CP Notes had a weighted average borrowing rate of 1.5%.

On April 11, 2017, the Company issued $600.0 million aggregate principal amount of 3.875% senior notes due 2027 (the “2027 Senior Notes”), net of discount of $0.4 million, which are scheduled to mature on April 15, 2027. Interest on the 2027 Senior Notes is payable in cash on April 15 and October 15 of each year, commencing on October 15, 2017. The Company incurred $5.2 million of debt issuance costs associated with the issuance of the 2027 Senior Notes. The net proceeds from the offering of the 2027 Senior Notes were used to repay all of the Company’s outstanding senior notes due in 2017 as discussed below and for general corporate purposes.

On April 27, 2017, the Company redeemed $500.0 million aggregate principal amount of outstanding 4.125% senior notes due 2017 (the “2017 Senior Notes”), resulting in a pretax loss of $3.4 million which is reflected in Other (income) expense in the condensed consolidated statement of income for the 26-weeks ended August 4, 2017. The Company funded the redemption price for the 2017 Senior Notes with proceeds from the issuance of the 2027 Senior Notes.

5.Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of August 4, 2017.

The following table presents the Company’s assets and liabilities disclosed at fair value as of August 4, 2017, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	August 4,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2017

Liabilities:
Long-term obligations (a)	$2,476,316	$704,380	$—	$3,180,696
Deferred compensation (b)	22,617	—	—	22,617

(a)	Included in the condensed consolidated balance sheet at book value as Current portion of long-term obligations of $401,402 and Long-term obligations of $2,683,105.
(b)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $1,257 and noncurrent Other liabilities of $21,360.

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

Wage and Hour Litigation

The Company is defending the following wage and hour matters (collectively the “Wage/Hour Litigation”):

•

California Wage/Hour Litigation: Plaintiffs allege that they and a putative statewide class of other “key carriers” were not provided with meal and rest periods and were provided inaccurate wage statements and termination pay in violation of California law, including California’s Private Attorney General Act (the “PAGA”). The plaintiffs seek to proceed on a statewide class basis and to recover alleged unpaid wages, injunctive relief, consequential damages, pre-judgment interest, statutory penalties and attorneys’ fees and costs.

•

Pennsylvania Wage/Hour Litigation: Plaintiff alleges that he and other similarly situated current and former hourly employees were subjected to unlawful policies and practices and were denied regular and overtime wages in violation of federal and Pennsylvania law. The plaintiff seeks to proceed on a nationwide collective basis under federal law and a statewide class basis under Pennsylvania law and to recover alleged unpaid wages, liquidated damages, statutory damages, and attorneys’ fees and costs.

•

Tennessee Wage/Hour Litigation: Plaintiffs allege that they and other similarly situated current and former “key holders” were not paid for all hours worked in violation of federal, Illinois and Tennessee law. The plaintiffs seek to proceed on a nationwide collective basis under federal law and a statewide class basis under Tennessee and Illinois law and to recover alleged unpaid wages, statutory and common law damages, liquidated damages, pre- and post-judgment interest and attorneys’ fees and costs.

The Company is vigorously defending the Wage/Hour Litigation and believes that its policies and practices comply with federal and state laws and that these actions are not appropriate for class or similar treatment.  At this time, it is not possible to predict whether these matters will be permitted to proceed as a class or other similar action, or the size of any putative class or classes. Likewise, at this time it is not possible to estimate the value of the claims asserted, and no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise.  For these reasons, the Company is unable to estimate any potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of these actions could have a material adverse effect on the Company’s consolidated financial statements as a whole.

Other Employment Litigation

The Company is defending the following employment-related matters (collectively the “Employment Litigation/Matters”):

•

California Suitable Seating Litigation: The plaintiff alleges that the Company failed to provide her and other current and former California store employees with suitable seats in violation of California law.  The plaintiff seeks to recover penalties under the PAGA, injunctive relief, and attorneys’ fees and costs.

•

EEOC Cause Finding:  The Birmingham District Office of the United States Equal Employment Opportunity Commission (“EEOC”) has notified the Company of a cause finding related to the Company’s use of post offer, pre-employment physical assessments for the general warehouse position at the Company’s distribution center located in Bessemer, Alabama.  The cause finding alleges that the assessment, as applied to candidates for the general warehouse position in the Bessemer distribution center, violates the Americans with Disabilities Act and the Genetic Information Nondiscrimination Act.  The EEOC has notified the Company of its view that conciliation has failed and has referred the matter to its Legal Department for further evaluation, including whether to file suit against the Company.

The Company is vigorously defending the Employment Litigation/Matters and believes that its employment policies and practices comply with federal and state law and that these matters are not appropriate for class or similar treatment.  At this time, it is not possible to predict whether these matters will be permitted to proceed as a class or in a similar fashion, or the size of any putative class or classes.  Likewise, at this time, it is not possible to estimate the value of the claims asserted, and no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise.  For these reasons, the Company is unable to estimate any potential loss or range of loss in these matters; however if the Company is not successful in its defense efforts, the resolution of these matters could have a material adverse effect on the Company’s consolidated financial statements as a whole.

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

On June 2, 2016, the United States Judicial Panel on Multidistrict Litigation granted the Company’s motion to centralize the Motor Oil Lawsuits in a matter styled In re Dollar General Corp. Motor Oil Litigation, Case MDL No. 2709, before the United States District Court for the Western District of Missouri (“Motor Oil MDL”).  Subsequently, the plaintiffs in the Motor Oil MDL filed a consolidated amended complaint, in which they seek to certify two nationwide classes and multiple statewide sub-classes and for each putative class member some or all of the following relief: compensatory damages, injunctive relief, statutory damages, punitive damages and attorneys’ fees.  The court recently granted in part and denied in part the Company’s motion to dismiss the allegations raised in the consolidated amended complaint. To the extent additional consumer lawsuits alleging violation of laws relating to the labeling, marketing and sale of Dollar General private-label motor oil have been or will be filed, the Company expects that such lawsuits will be transferred to the Motor Oil MDL.

In May 2017, the Company received a Notice of Proposed Action from the Office of the New Mexico Attorney General (the “New Mexico AG” or “Attorney General”) which alleges that the Company’s labeling, marketing and sale of Dollar General private-label motor oil violated New Mexico law (the “New Mexico Motor Oil Matter”).  The State is represented in connection with this matter by counsel for the plaintiffs in the Motor Oil MDL.

On May 25, 2017, in response to the Notice of Proposed Action, the Company filed an action in New Mexico federal court seeking a declaratory judgment that the Attorney General is prohibited by, among other things, the United States Constitution, from pursuing the New Mexico Motor Oil Matter and an order enjoining the Attorney General from pursuing such an action.  (Dollar General Corporation v. Hector H. Balderas, D.N.M., Case No. 1:17-cv-00588). Thereafter, on June 20, 2017, the New Mexico Attorney General filed an action in the First Judicial District Court, County of Santa Fe, New Mexico pertaining to the New Mexico Motor Oil Matter.  (Hector H. Balderas v. Dolgencorp, LLC, Case No. D-101-cv-2017-01562).  The Company removed this matter to New Mexico federal court on July 26, 2017, and has filed a motion to dismiss the action. The State has moved to remand the matter to state court. (Hector H. Balderas v. Dolgencorp, LLC, D.N.M., Case No. 1:17-cv-772).

The Company is vigorously defending these matters and believes that the labeling, marketing and sale of its private-label motor oil comply with applicable federal and state requirements and are not misleading.  The Company further believes that these matters are not appropriate for class or similar treatment.  At this time, however, it is not possible to predict whether these matters will be permitted to proceed as a class or in a similar fashion, whether on a statewide or nationwide basis, or the size of any putative class or classes.  Likewise, at this time, it is not possible to estimate the value of the claims asserted, and no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise.  For these reasons, the Company is unable to estimate the potential loss or range of loss in these matters; however if the Company is not successful in its defense efforts, the resolution of the Motor Oil MDL or the New Mexico Motor Oil Matter could have a material adverse effect on the Company’s consolidated financial statements as a whole.

Shareholder Litigation

The Company is defending litigation filed in January and February 2017 in which the plaintiffs, on behalf of themselves and a putative class of shareholders, allege that between March 10, 2016 and December 1, 2016, the Company and certain of its officers (the “Individual Defendants”) violated federal securities laws by misrepresenting the impact to sales of changes to certain federal programs that provide supplemental nutritional assistance to individuals. (Iron Workers Local Union No. 405 Annuity Fund v. Dollar General Corporation, et al., M.D. Tenn. Case No. 3:17-cv-00063; Julia Askins v. Dollar General Corporation, et al., M.D. Tenn., Case No. 3:17-cv-00276; Bruce Velan v. Dollar General Corporation, et al., M.D. Tenn., Case No. 3:17-cv-00275) (collectively “the Shareholder Litigation”).  The plaintiffs in the Shareholder Litigation seek the following relief: compensatory damages, unspecified equitable relief, pre- and post-judgment interest and attorneys’ fees and expenses. The court has consolidated the cases, appointed a lead plaintiff and entered a preliminary scheduling order. A motion to dismiss filed by the Company and the Individual Defendants is pending.

The Company believes that the statements at issue in the Shareholder Litigation complied with the federal securities laws and intends to vigorously defend this matter.  At this time, it is not possible to predict whether the Shareholder Litigation will be permitted to proceed as a class or the size of any putative class.  Likewise, at this time, it is not possible to estimate the value of the claims asserted in this action, and no assurances can be given that the Company will be successful in its defense on the merits or otherwise.  For these reasons, the Company is unable to estimate the potential loss or range of loss in this matter; however if the Company is not successful in its defense efforts, the resolution of the Shareholder Litigation could have a material adverse effect on the Company’s consolidated financial statements as a whole.

The Company is also defending shareholder derivative actions filed in April, July and August 2017, in which each plaintiff asserts, purportedly on behalf of the Company, some or all of the following claims against the Company’s board of directors and certain of its officers based upon factual allegations substantially similar to those in the Shareholder Litigation: alleged breach of fiduciary duties, unjust enrichment, violation of federal securities laws, abuse of control, and gross mismanagement.  (Robert Anderson v. Todd Vasos, et al., M.D. Tenn. Case No. 3:17-cv-00693; Sharon Shaver v. Todd J. Vasos, et al., Chancery Court for the Twentieth Judicial District of Davidson County, Tennessee, Case No. 17-797-I; Glenn Saito v. Todd Vasos, et al., M.D. Tenn., Case No. 3:17-cv-01138) (collectively “the Derivative Litigation”). The plaintiffs in the Derivative Litigation seek, purportedly on behalf of the Company, some or all of the following relief: compensatory damages, injunctive relief, disgorgement, restitution and attorneys’ fees and expenses. Proceedings in the Anderson matter have been stayed pending resolution of the motion to dismiss in the Shareholder Litigation, and the Company and other defendants in the remaining derivative actions (Shaver and Saito) expect to seek a similar stay in those actions.

7.Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of August 4, 2017, all of the Company’s operations were located within the United States with the exception of certain subsidiaries in Hong Kong and China and a liaison office in India, which collectively are not material with regard to assets, results of operations or otherwise to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(in thousands)	2017	2016	2017	2016
Classes of similar products:
Consumables	$4,484,359	$4,116,450	$8,799,872	$8,155,647
Seasonal	717,993	673,953	1,380,631	1,297,803
Home products	327,648	315,598	660,798	638,446
Apparel	298,305	285,890	596,629	565,427
Net sales	$5,828,305	$5,391,891	$11,437,930	$10,657,323

8.Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. Most recently, on August 24, 2016, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program. As of August 4, 2017, a cumulative total of $5.0 billion had been authorized under the program since its inception and approximately $769.6 million remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions.  The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors.  Repurchases under the program may be funded from available cash or borrowings including under the Facilities and issuance of CP Notes discussed in further detail in Note 4.

Pursuant to its common stock repurchase program, during the 26-week periods ended August 4, 2017, and July 29, 2016, the Company repurchased in the open market approximately 2.3 million shares of its common stock at a total cost of $163.7 million and approximately 5.2 million shares at a total cost of $454.5 million, respectively.

The Company paid quarterly cash dividends of $0.26 per share during each of the first and second quarters of 2017.  On August 30, 2017, the Company’s Board of Directors approved a quarterly cash dividend of $0.26 per share payable on October 24, 2017 to shareholders of record as of October 10, 2017. The declaration of future cash dividends is subject to the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

9.Subsequent event

Subsequent to August 4, 2017, Hurricane Harvey made landfall on the Texas coast. The storm has resulted in extensive damage and flooding in Texas and Louisiana, especially in the coastal areas of these states. A full assessment of the extent of the damage is expected to be completed in the weeks ahead. Currently there is uncertainty as to the magnitude of the losses associated with this event and whether such losses would have a material effect on the Company’s consolidated financial statements.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of August 4, 2017, and the related condensed consolidated statements of income and comprehensive income for the thirteen week and twenty-six week periods ended August 4, 2017 and July 29, 2016, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 4, 2017 and July 29, 2016.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar General Corporation and subsidiaries as of February 3, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated March 24, 2017. In our opinion, the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries as of February 3, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

August 31, 2017
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

Executive Overview

We are among the largest discount retailers in the United States by number of stores, with 13,865 stores located in 44 states as of August 4, 2017, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high-quality national brands from leading manufacturers, as well as our own value and comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

Because the customers we serve are value-conscious, many with low or fixed incomes, we are intensely focused on helping them make the most of their spending dollars. We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of macroeconomic environments. Like other retailers, we have been operating for several years in an environment with ongoing macroeconomic challenges and uncertainties. Our core customers are often among the first to be affected by negative or uncertain economic conditions and are among the last to feel the effects of improving economic conditions particularly when, as in the recent past, economic trends are inconsistent and their duration unknown. The primary macroeconomic factors that affect our core customers include the unemployment and underemployment rates, wage growth, fuel prices and changes to certain government assistance programs, such as the 2016 changes to the Supplemental Nutrition Assistance Program, which has had the effect of not only reducing benefit levels but also eliminating benefit eligibility for certain individuals. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their budget, such as rent and healthcare, which have increased during 2016 and in the first half of 2017 at a rate that was greater than many of our core customers’ growth in income.  We believe the overall net effect of the macroeconomic factors listed above has negatively impacted our traffic and, along with deflationary pressures, including both lower commodity costs and pricing actions on our products, has adversely affected same-store sales for the past several quarters. Although we believe that macroeconomic factors as a whole had less of a negative impact on same-store sales results in the second quarter of 2017 compared to recent quarters, we continue to monitor these factors as they have the potential to negatively affect our sales results for the remainder of the year.

During 2017 we have continued to make progress on our initiatives as we continue to pursue long-term growth opportunities. At the same time, we remain committed to the following long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our people as a competitive advantage.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount, as well as an ongoing focus on enhancing our margins while maintaining both everyday low price and affordability.

In the first half of 2017, consistent with historical performance, our sales of consumables, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales of non-consumables, which tend to have higher gross margins, have contributed to profitable sales growth.  In addition, during the first half of 2017, our mix of consumables sales has shifted somewhat toward lower margin consumable departments such as perishables and tobacco. We expect the trends of consumables, and lower margin consumables, comprising a larger percentage of our sales to continue throughout at least the remainder of the year.

Our initiatives are designed to increase customer traffic and average transaction amounts as we believe same-store sales growth is key to achieving our financial objectives.  In the first half of 2017, we have made significant progress on many of these initiatives, which include the continued expansion of coolers, the rollout of additional strategies across each of our merchandise departments, including a redesign of our Health and Beauty department to drive further product awareness and market share, a continued focus on improving our in-stock position and the addition of a queue line in a portion of our existing store base.  We will continue to utilize our customer segmentation information and other tools, which have provided us with deeper insights into the spending habits of each of our core customer segments, to refine these initiatives and drive our category management process as we optimize our merchandise assortment and expand into those products that we believe are most likely to drive customer traffic to our stores.  We also continue to enhance our advertising effectiveness by expanding our digital capabilities and further integrating our traditional and digital media mix to reach our customers where, when and how they decide to engage with us while also targeting a higher return on investment. Many of these initiatives support our plans to continue investing in our existing store base, with a goal to drive increased customer traffic and average transaction amount and as a result our same-store sales.

We demonstrate our commitment to the affordability needs of our core customer by pricing more than 80% of our stock-keeping units at $5 or less as of the end of the first half of 2017.  Even as we work to provide everyday low prices and meet our customers’ affordability needs, we also remain focused on enhancing our margins through effective category management, inventory shrink reduction initiatives, private brands penetration, distribution and transportation efficiencies, global sourcing and pricing and markdown optimization. With respect to category management, we strive to maintain an appropriate mix of consumables and non-consumables sales because, as noted above, the mix of sales affects profitability due to the varying gross margins between, and even within, the consumables and non-consumables categories. To support our efforts to reduce inventory shrink, we continue to implement additional in-store defensive merchandising and technology-based tools, such as Electronic Article Surveillance and video-enabled exception-based reporting, in select stores. We strive to balance these and other shrink reduction efforts with our efforts to improve our in-stock position. We also seek to reduce our stem miles and optimize loads to improve distribution and transportation efficiencies.

To support our other operating priorities, we remain focused on capturing growth opportunities. In 2017, we intend to open approximately 1,285 stores, which includes our originally planned 1,000 new stores as well as store locations acquired in June 2017 in 35 states from a small-box multi-price point retailer. Additionally, we intend to relocate or remodel approximately 760 stores.  We plan to convert the acquired store sites to the Dollar General banner by the end of November 2017. There can be no assurance that the store sites will be converted to the Dollar General banner within the timeframe anticipated.

We continue to innovate within our channel and are able to utilize the most productive of our various store formats based on the specific market opportunity.  As has been the case throughout the first half of 2017, we expect that our traditional 7,300 square foot store format will continue to be built with the DG16 store layout for all new stores, relocations and remodels in 2017. In addition, our smaller format store (less than 6,000 square feet) allows us to capture growth opportunities in metropolitan areas as well as rural areas with a low number of households. We continue to incorporate into our existing store base lessons learned from our various store formats and layouts with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

To support our new store growth and drive productivity, we continue to make investments in our distribution center network. Our fifteenth distribution center in Jackson, Georgia is under construction with a goal to begin shipping from this facility in late 2017. We began construction on our sixteenth distribution center in Amsterdam, New York in June 2017 to support our northeast growth.

We have established a position as a low-cost operator, continuously seeking ways to reduce or control costs that do not affect our customers’ shopping experience. We plan to continue enhancing this position over time as we aim to continually streamline our business while also employing ongoing cost discipline to reduce certain expenses as a percentage of sales. We believe these actions will assist in maintaining our ability to leverage SG&A expenses at a lower same-store sales growth percentage over the long term.  In addition, we remain committed to simplifying or eliminating store-level tasks and processes so that those time savings can be reinvested by our store managers and their teams in important areas such as enhanced customer service, higher in-stock levels and improved store standards.

Our employees are a competitive advantage, and we are always searching for ways to continue investing in them.  We invest in our employees in an effort to create an environment that attracts and retains talented personnel, as we believe that, particularly at the store level, employees who are promoted from within generally have longer tenures and are greater contributors to improvements in our financial performance.  Our store managers play a critical role in our customer experience and individual store profitability, and beginning in March 2017 we implemented certain investments in compensation and training for this position in the form of increased SG&A expenses that we believe have already begun to contribute to improved customer experience scores, higher sales and improved turnover metrics.

To further enhance shareholder return in 2017, we plan to continue to repurchase shares of our common stock, although we expect to do so in a lower amount than in 2016, and we expect to pay quarterly cash dividends, subject to Board discretion and approval.

Subsequent to August 4, 2017, Hurricane Harvey made landfall on the Texas coast. The storm has resulted in extensive damage and flooding in Texas and Louisiana, especially in the coastal areas of these states. A full assessment of the extent of the damage is expected to be completed in the weeks ahead. Currently there is uncertainty as to the magnitude of the losses associated with this event and whether such losses would have a material effect on our consolidated financial statements.

Highlights of our 2017 second quarter results of operations compared to the 2016 second quarter and our financial condition at August 4, 2017 are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

•

Net sales increased 8.1% to $5.83 billion. Sales in same-stores increased 2.6% due to increases in average transaction and customer traffic. Average sales per square foot for all stores over the 53-week period ended August 4, 2017 was $229.

•

Gross profit, as a percentage of net sales, was 30.7% in the 2017 period compared to 31.2% in the 2016 period, a decrease of 47 basis points, primarily reflecting higher markdowns and our sales mix, among other factors discussed below.

•

SG&A expense, as a percentage of net sales, was 22.3% in the 2017 period compared to 21.7% in the 2016 period, an increase of 51 basis points, reflecting increased retail labor and occupancy costs and costs associated with acquired store locations, partially offset by lower waste management costs, among other factors discussed below.

•	Interest expense decreased by $0.6 million to $23.7 million in the 2017 period.

•	Net income was $294.8 million, or $1.08 per diluted share, in the 2017 period compared to net income of $306.5 million, or $1.08 per diluted share, in the 2016 period.

Highlights of the first half of 2017 include:

•	Cash generated from operating activities was $786.2 million for the 2017 period compared to $793.3 million in the comparable 2016 period.

•	Total cash dividends of $142.3 million, or $0.52 per share, were paid during the 2017 period, compared to $142.2 million, or $0.50 per share, in the comparable 2016 period.

•	Inventory turnover was 4.7 times on a rolling four-quarter basis. On a per store basis, inventories at August 4, 2017 decreased by 1.0% over the balances at July 29, 2016.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year periods as compared with the prior year periods as well as our financial condition at August 4, 2017.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2017 and 2016, which represent the 52-week fiscal year ending February 2, 2018 and the 53-week fiscal year ended February 3, 2017, respectively. References to the second quarter accounting periods for 2017 and 2016 contained herein refer to the 13-week accounting periods ended August 4, 2017 and July 29, 2016, respectively. References to the first half or year-to-date accounting periods for 2017 and 2016 contained herein refer to the 26-week accounting periods ended August 4, 2017 and July 29, 2016, respectively.

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

The following table contains results of operations data for the second 13-week and first 26-week periods of 2017 and 2016, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2017 vs. 2016		26 Weeks Ended		2017 vs. 2016
(amounts in millions, except per share	August 4,	July 29,	Amount	%	August 4,	July 29,	Amount	%
amounts)	2017	2016	Change	Change	2017	2016	Change	Change
Net sales by category:
Consumables	$4,484.4	$4,116.5	$367.9	8.9%	$8,799.9	$8,155.6	$644.2	7.9%
% of net sales	76.94%	76.35%			76.94%	76.53%
Seasonal	718.0	674.0	44.0	6.5	1,380.6	1,297.8	82.8	6.4
% of net sales	12.32%	12.50%			12.07%	12.18%
Home products	327.6	315.6	12.1	3.8	660.8	638.4	22.4	3.5
% of net sales	5.62%	5.85%			5.78%	5.99%
Apparel	298.3	285.9	12.4	4.3	596.6	565.4	31.2	5.5
% of net sales	5.12%	5.30%			5.22%	5.31%
Net sales	$5,828.3	$5,391.9	$436.4	8.1%	$11,437.9	$10,657.3	$780.6	7.3%
Cost of goods sold	4,037.8	3,710.1	327.7	8.8	7,948.4	7,362.9	585.5	8.0
% of net sales	69.28%	68.81%			69.49%	69.09%
Gross profit	1,790.5	1,681.8	108.8	6.5	3,489.5	3,294.4	195.1	5.9
% of net sales	30.72%	31.19%			30.51%	30.91%
Selling, general and administrative expenses	1,297.4	1,172.7	124.7	10.6	2,522.6	2,304.5	218.0	9.5
% of net sales	22.26%	21.75%			22.05%	21.62%
Operating profit	493.1	509.1	(16.0)	(3.1)	966.9	989.8	(22.9)	(2.3)
% of net sales	8.46%	9.44%			8.45%	9.29%
Interest expense	23.7	24.4	(0.6)	(2.5)	48.8	48.4	0.3	0.7
% of net sales	0.41%	0.45%			0.43%	0.45%
Other (income) expense	—	—	—	—	3.5	—	3.5	—
% of net sales	0.00%	0.00%			0.03%	0.00%
Income before income taxes	469.4	484.7	(15.3)	(3.2)	914.7	941.4	(26.7)	(2.8)
% of net sales	8.05%	8.99%			8.00%	8.83%
Income tax expense	174.6	178.2	(3.6)	(2.0)	340.4	339.8	0.7	0.2
% of net sales	3.00%	3.31%			2.98%	3.19%
Net income	$294.8	$306.5	$(11.7)	(3.8)%	$574.3	$601.6	$(27.4)	(4.5)%
% of net sales	5.06%	5.68%			5.02%	5.65%
Diluted earnings per share	$1.08	$1.08	$—	—%	$2.09	$2.11	$(0.02)	(0.9)%

13 WEEKS ENDED AUGUST 4, 2017 AND JULY 29, 2016

Net Sales. The net sales increase in the 2017 quarter reflects a same-store sales increase of 2.6% compared to the 2016 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2017 quarter, there were 12,721 same-stores which accounted for sales of $5.5 billion. The increase in same-store sales reflects increases in average transaction amount and customer traffic due in part to the factors discussed above in the Executive Overview.  Same-store sales results reflect positive results in the consumables and seasonal categories, offset by negative results in the home products and apparel categories. However, same-store sales results for non-consumables categories were positive overall. The net sales increase was positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. Gross profit increased by 6.5% in the 2017 quarter, and as a percentage of net sales was equal to 30.7% in the 2017 quarter, a decrease of 47 basis points over the comparable 2016 period. Higher markdowns, primarily for promotional activities, a greater proportion of sales of consumables, which generally have a lower gross profit rate than our other product categories, and the sales of lower margin products comprising a higher proportion of consumables sales, each reduced the gross profit rate. These factors were partially offset by higher initial markups on inventory purchases and an improved rate of inventory shrinkage.

SG&A Expense. SG&A expense was 22.3% as a percentage of net sales in the 2017 quarter compared to 21.7% in the comparable 2016 period, an increase of 51 basis points. The 2017 quarter results reflect increased retail labor expenses, primarily due to our investment in store manager compensation, and increased occupancy costs, each of which increased at a rate greater than the increase in net sales. We also recorded incremental expenses related to our acquisition of store locations discussed in Executive Overview above, primarily for lease termination costs. Partially offsetting these increased expenses were lower waste management costs primarily resulting from our recycling efforts, a reduction in advertising costs, and a reduction in workers’ compensation expenses.

Interest Expense. Interest expense decreased by $0.6 million to $23.7 million in the 2017 period. See Liquidity and Capital Resources. Total outstanding debt (including the current portion of long-term obligations) as of August 4, 2017 was $3.1 billion.

Income Taxes. The effective income tax rate for the 2017 period was 37.2% compared to a rate of 36.8% for the 2016 period which represents a net increase of 0.4 percentage points. The tax rate for the 2017 period was higher than the 2016 period primarily due to the recognition of a tax benefit in the 2016 period associated with stock based compensation that did not reoccur to the same extent in the 2017 period.

26 WEEKS ENDED AUGUST 4, 2017 AND JULY 29, 2016

Net Sales.  The net sales increase in the 2017 period reflects a same-store sales increase of 1.7% compared to the 2016 period. In the 2017 period, our 12,721 same-stores accounted for sales of $10.7 billion. The increase in same-store sales was primarily due to an increase in average transaction amount, along with customer traffic that was essentially unchanged from the comparable 2016 period and positive results in the consumables and seasonal categories and results that were essentially unchanged from the 2016 period in the apparel category, partially offset by negative results in the home category. The remainder of the net sales increase was attributable to new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2017 period, gross profit increased by 5.9%, and as a percentage of net sales decreased by 40 basis points to 30.5% compared to the 2016 period. Higher markdowns, primarily for promotional and inventory clearance activities, a greater proportion of sales of consumables, which generally have a lower gross profit rate than our other product categories, and sales of lower margin products comprising a higher proportion of consumables sales, each reduced the gross profit rate. These factors were partially offset by higher initial markups on inventory purchases and an improved rate of inventory shrinkage.

SG&A Expense. SG&A expense was 22.1% as a percentage of net sales in the 2017 period compared to 21.6% in the 2016 period, an increase of 43 basis points. The 2017 period results reflect increased retail labor costs, primarily as a result of our investment in store manager compensation, and increased occupancy costs, each of which increased at a rate greater than the increase in net sales. We also recorded incremental expenses related to our acquisition of store locations discussed in Executive Overview above, primarily for lease termination costs. Partially offsetting these increased expenses were reduced advertising costs as well as lower waste management costs primarily resulting from our recycling efforts.

Interest Expense. Interest expense increased by $0.3 million to $48.8 million in the 2017 period.

Other (income) expense. Other (income) expense in the 2017 period reflects expenses associated with the issuance and refinancing of long-term debt during the first quarter of 2017.

Income Taxes. The effective income tax rate for the 2017 period was 37.2% compared to 36.1% for the 2016 period which represents a net increase of 1.1 percentage points. The tax rate for the 2017 period was higher than for the 2016 period primarily due to the recognition of a tax benefit of approximately $10.5 million in the 2016 period associated with stock based compensation that did not reoccur to the same extent in the 2017 period.

Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new accounting standards related to the recognition of revenue, which specified an effective date for annual reporting periods beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, with earlier adoption permitted only for annual reporting periods beginning after December 15, 2016. The new guidance allows companies to use either a full retrospective or a modified retrospective approach in the adoption of this guidance. We have formed a project team to assess and implement the standard by compiling a list of the applicable revenue streams, evaluating relevant contracts and comparing our current accounting policies to the new standard. As a result of the efforts of this project team, we have identified customer incentives and gross versus net considerations as the areas in which we would most likely be affected by the new guidance. We are continuing to assess all the impacts of the new standard and the design of internal control over financial reporting, but based upon the terms of our agreements and an evaluation of the materiality of the transactions related to customer incentives and gross versus net considerations, we do not expect the adoption to have a material effect on our consolidated results of operations, financial position or cash flows. We currently expect to complete this work in 2017 and to adopt this guidance on February 3, 2018 using the modified retrospective approach.

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

In October 2016, the FASB issued amendments to existing guidance related to accounting for intra-entity transfers of assets other than inventory. These amendments require an entity to recognize the income tax consequences of such transfers when the transfer occurs and affects our historical accounting for intra-entity transfers of certain intangible assets. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted subject to certain guidelines. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently assessing the impact that adoption of this guidance will have on our consolidated financial statements, but expect such adoption will result in an increase in deferred income tax liabilities and a decrease in retained earnings of approximately $32.2 million.

Liquidity and Capital Resources

We have an unsecured credit agreement that provides for total loans and commitments equal to $1.425 billion (the “Facilities”), and we have outstanding $2.4 billion aggregate principal amount of senior notes. We have a commercial paper program that may provide borrowing availability of up to $1.0 billion. At August 4, 2017, we had total outstanding debt (including the current portion of long-term obligations) of approximately $3.1 billion, which includes balances under the Facilities, commercial paper and senior notes, all of which are described in greater detail below.

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

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of August 4, 2017 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility. As of August 4, 2017, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on our long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 2.3% as of August 4, 2017.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required principal amortization under the Facilities. The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of August 4, 2017, we were in compliance with all such covenants.  The Facilities also contain customary events of default.

As of August 4, 2017, the entire balance of the Term Facility was outstanding, and under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $10.6 million, and borrowing availability of $1.24 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $723.9 million at August 4, 2017. In addition, as of August 4, 2017 we had outstanding letters of credit of $37.2 million which were issued pursuant to separate agreements.

Commercial Paper

As of August 4, 2017, we had outstanding unsecured commercial paper notes (the “CP Notes”) of $515.5 million classified as long-term obligations on the condensed consolidated balance sheet due to our intent and ability to refinance these obligations as long-term debt. Under this program, we may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness.  We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.  As of August 4, 2017, the outstanding CP Notes had a weighted average borrowing rate of 1.5%.

Senior Notes

On April 11, 2017, we issued $600.0 million aggregate principal amount of 3.875% senior notes due 2027 (the “2027 Senior Notes”), net of discount of $0.4 million, which are scheduled to mature on April 15, 2027. The net proceeds from the offering of the 2027 Senior Notes were used to repay all $500.0 million of our outstanding 4.125% senior notes due 2017 and for general corporate purposes. In addition, we have $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount of $0.1 million, which are scheduled to mature on April 15, 2018; $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount of $1.4 million, which are scheduled to mature on April 15, 2023; and $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”), net of discount of $0.7 million, which are scheduled to mature on November 1, 2025. Collectively, the 2018 Senior Notes, the 2023 Senior Notes, 2025

Senior Notes, and 2027 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). Interest on the 2018 Senior Notes, the 2023 Senior Notes, and the 2027 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 Senior Notes is payable in cash on May 1 and November 1 of each year. We expect to refinance the 2018 Senior Notes on or prior to their maturity utilizing proceeds from the issuance of additional senior notes, revolver borrowings or the issuance of commercial paper.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 53% of our total assets exclusive of goodwill and other intangible assets as of August 4, 2017. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the “2017 period” and the “2016 period” in the discussion of “Cash flows from operating activities,” “Cash flows from investing activities,” and “Cash flows from financing activities” below refer to the 26-week periods ended August 4, 2017 and July 29, 2016, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $786.2 million in the 2017 period, which represents a $7.1 million decrease compared to the 2016 period. Changes in merchandise inventories resulted in a $205.4 million decrease in the 2017 period as compared to a decrease of $191.7 million in the 2016 period. Changes in accounts payable resulted in a $292.1 million increase in the 2017 period compared to a $213.8 million increase in the 2016 period, due primarily to the timing of receipts and payments which was partially impacted by certain changes in payment terms. Net income declined by $27.4 million in the 2017 period compared to the 2016 period as discussed in greater detail above in “Results of Operations.” Changes in income taxes in the 2017 period compared to the 2016 period primarily reflect increased cash tax payments from higher fourth quarter income (including the 53rd week) in the 2016 fiscal year, a reduced cash benefit for stock based compensation and the timing of income recognition for tax purposes related to changes in federal income tax regulations.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased 6% in both the 2017 and 2016 periods. In the 2017 period compared to the 2016 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased by 11% compared to a 10% increase; the seasonal category was essentially unchanged compared to a 2% increase; the home products category increased by 3% compared to a 10% increase; and apparel decreased by 4% compared to an 8% decrease.

Cash flows from investing activities.  Significant components of property and equipment purchases in the 2017 period included the following approximate amounts: $126 million for improvements, upgrades, remodels and relocations of existing stores; $90 million for distribution and transportation-related capital expenditures; $81 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; and $13 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2017 period, we opened 574 new stores and remodeled or relocated 555 stores.

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

Cash flows from financing activities.  As discussed above, net proceeds from the issuance of the 2027 Senior Notes in the 2017 period were $599.6 million. In the 2017 period, we redeemed the 2017 Senior Notes for $500.0 million and made a principal payment on the Term Facility of $250.0 million. We had a net increase in commercial paper borrowings in the 2017 period of $25.0 million and no borrowings or repayments under the Revolving Facility. Net borrowings under the Revolving Facility during the 2016 period were $86.0 million. During the 2017 and 2016 periods, we repurchased 2.3 million and 5.2 million shares of our common stock at a total cost of $163.7 million and $454.5 million, respectively, and paid cash dividends of $142.3 million and $142.2 million, respectively.

Share Repurchase Program

At August 4, 2017, our common stock repurchase program had a total remaining authorization of approximately $769.6 million. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be increased or terminated from time to time at the discretion of our Board of Directors. For more information about our share repurchase program, see Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

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

(b) Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended August 4, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended August 4, 2017 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs(a)	or Programs(a)
05/06/17-05/31/17	—	$—	—	$844,574,000
06/01/17-06/30/17	1,042,600	$71.92	1,042,600	$769,593,000
07/01/17-08/04/17	—	$—	—	$769,593,000
Total	1,042,600	$71.92	1,042,600	$769,593,000

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

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 6. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “objective,” “aim,” “goal,” “opportunity,” “intend,” “could,” “can,” “would,” “committed,” “likely to,” “scheduled to,” “predict,” “seek,” “potential,” “strive,” “subject to,” “focused on,” or “continue,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including the number of planned store openings, remodels and relocations, progress of merchandising initiatives including customer segmentation and in-stock and shrink management, trends in sales of consumable and non-consumable products, results of the investment in our personnel and the levels of future costs and expenses; potential future stock repurchases and cash dividends; anticipated borrowing under certain of our credit facilities; the potential impact of regulatory changes and our responses thereto; the anticipated conversion of the recently acquired store sites to the Dollar General banner along with timing, financial and store count expectations; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

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

DOLLAR GENERAL CORPORATION

Date:	August 31, 2017	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

10.1	Employment Agreement, effective July 12, 2017, between Dollar General Corporation and Jason S. Reiser

10.2	Employment Agreement, effective July 10, 2017, between Dollar General Corporation and Carman R. Wenkoff

10.3

Amended and Restated Dollar General Corporation Annual Incentive Plan (adopted November 30, 2016 and approved by shareholders on May 31, 2017) (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016, filed with the SEC on December 1, 2016 (file no. 001-11421))

10.4

Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (adopted November 30, 2016 and approved by shareholders on May 31, 2017) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016, filed with the SEC on December 1, 2016 (file no. 001-11421))

10.5

Form of Restricted Stock Unit Award Agreement (approved May 30, 2017) for awards beginning May 2017 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2017, filed with the SEC on June 1, 2017 (file no. 001-11421))

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