Form 10-Q
period 2017-11-03
DOLLAR GENERAL CORP
filed 2017-12-07
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2017

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

The registrant had 271,563,597 shares of common stock outstanding on December 1, 2017.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 3,	February 3,
	2017	2017
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$226,192	$187,915
Merchandise inventories	3,597,195	3,258,785
Income taxes receivable	99,678	11,050
Prepaid expenses and other current assets	230,269	220,021
Total current assets	4,153,334	3,677,771
Net property and equipment	2,654,936	2,434,456
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,481	1,200,659
Other assets, net	27,416	20,823
Total assets	$12,374,756	$11,672,298
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$401,532	$500,950
Accounts payable	1,978,032	1,557,596
Accrued expenses and other	553,596	500,866
Income taxes payable	4,646	63,393
Total current liabilities	2,937,806	2,622,805
Long-term obligations	2,719,568	2,710,576
Deferred income taxes	690,795	652,841
Other liabilities	282,432	279,782
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	237,598	240,811
Additional paid-in capital	3,176,406	3,154,606
Retained earnings	2,334,534	2,015,867
Accumulated other comprehensive loss	(4,383)	(4,990)
Total shareholders’ equity	5,744,155	5,406,294
Total liabilities and shareholders' equity	$12,374,756	$11,672,298

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	November 3,	October 28,	November 3,	October 28,
	2017	2016	2017	2016
Net sales	$5,903,606	$5,320,029	$17,341,536	$15,977,352
Cost of goods sold	4,137,150	3,732,519	12,085,575	11,095,461
Gross profit	1,766,456	1,587,510	5,255,961	4,881,891
Selling, general and administrative expenses	1,349,025	1,194,519	3,871,589	3,499,060
Operating profit	417,431	392,991	1,384,372	1,382,831
Interest expense	23,995	23,877	72,747	72,310
Other (income) expense	—	—	3,502	—
Income before income taxes	393,436	369,114	1,308,123	1,310,521
Income tax expense	140,903	133,799	481,318	473,564
Net income	$252,533	$235,315	$826,805	$836,957
Earnings per share:
Basic	$0.93	$0.84	$3.02	$2.96
Diluted	$0.93	$0.84	$3.02	$2.95
Weighted average shares outstanding:
Basic	272,319	280,441	273,567	283,152
Diluted	272,881	281,283	274,076	284,126

Dividends per share	$0.26	$0.25	$0.78	$0.75

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 39 weeks ended
	November 3,	October 28,	November 3,	October 28,
	2017	2016	2017	2016
Net income	$252,533	$235,315	$826,805	$836,957
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $128, $129, $381 and $387, respectively	201	200	607	601
Comprehensive income	$252,734	$235,515	$827,412	$837,558

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	November 3,	October 28,
	2017	2016
Cash flows from operating activities:
Net income	$826,805	$836,957
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	298,571	282,386
Deferred income taxes	37,573	(3,207)
Loss on debt retirement	3,502	—
Noncash share-based compensation	24,948	27,676
Other noncash (gains) and losses	12,787	1,935
Change in operating assets and liabilities:
Merchandise inventories	(340,090)	(405,456)
Prepaid expenses and other current assets	(15,198)	(30,471)
Accounts payable	384,101	439,259
Accrued expenses and other liabilities	58,901	50,683
Income taxes	(147,375)	(74,892)
Other	(1,645)	(456)
Net cash provided by (used in) operating activities	1,142,880	1,124,414
Cash flows from investing activities:
Purchases of property and equipment	(488,616)	(405,899)
Proceeds from sales of property and equipment	1,005	4,333
Net cash provided by (used in) investing activities	(487,611)	(401,566)
Cash flows from financing activities:
Issuance of long-term obligations	599,556	—
Repayments of long-term obligations	(751,927)	(1,302)
Net increase (decrease) in commercial paper outstanding	59,400	453,000
Borrowings under revolving credit facilities	—	1,584,000
Repayments of borrowings under revolving credit facilities	—	(1,835,000)
Costs associated with issuance and retirement of debt	(9,524)	—
Repurchases of common stock	(298,735)	(679,416)
Payments of cash dividends	(212,934)	(212,249)
Other equity and related transactions	(2,828)	10,408
Net cash provided by (used in) financing activities	(616,992)	(680,559)
Net increase (decrease) in cash and cash equivalents	38,277	42,289
Cash and cash equivalents, beginning of period	187,915	157,947
Cash and cash equivalents, end of period	$226,192	$200,236
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$75,249	$46,647

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of November 3, 2017 and results of operations for the 13-week and 39-week accounting periods ended November 3, 2017 and October 28, 2016 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision (benefit) of $0.5 million and $(3.8) million in the respective 13-week periods, and $0.8 million and $(8.1) million in the respective 39-week periods, ended November 3, 2017 and October 28, 2016. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

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

In February 2016, the FASB issued new guidance related to lease accounting, which when effective will require a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.  Specifically, the Company has formed a project team that is developing test plans for its lease accounting system, identifying and evaluating existing contracts for embedded leases, and discussing implementation plans with its lease accounting software vendor, among other activities. The Company anticipates a material impact to its consolidated financial statements as it is party to a significant number of lease contracts.

In October 2016, the FASB issued amendments to existing guidance related to accounting for intra-entity transfers of assets other than inventory. These amendments require an entity to recognize the income tax consequences of such transfers when the transfer occurs and affects the Company’s historical accounting for intra-entity transfers of certain intangible assets. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted subject to certain guidelines. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is assessing the impact that adoption of this guidance will have on its consolidated financial statements, and currently expects such adoption would result in an increase in deferred income tax liabilities and a decrease in retained earnings of approximately $32 million to $36 million under existing tax legislation.

2. Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended November 3, 2017			13 Weeks Ended October 28, 2016
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$252,533	272,319	$0.93	$235,315	280,441	$0.84
Effect of dilutive share-based awards		562			842
Diluted earnings per share	$252,533	272,881	$0.93	$235,315	281,283	$0.84

	39 Weeks Ended November 3, 2017			39 Weeks Ended October 28, 2016
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$826,805	273,567	$3.02	$836,957	283,152	$2.96
Effect of dilutive share-based awards		509			974
Diluted earnings per share	$826,805	274,076	$3.02	$836,957	284,126	$2.95

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 2.5 million and 1.9 million in the respective 2017 and 2016 13-week periods, and 2.6 million and 1.6 million in the respective 2017 and 2016 39-week periods.

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

The Company’s 2013 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2014 through 2016 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company’s 2012 and later tax years remain open for examination by the various state taxing authorities.

As of November 3, 2017, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $1.3 million, $0.8 million and $0.8 million, respectively, for a total of $2.9 million. This total amount is reflected in noncurrent Other liabilities in the condensed consolidated balance sheet.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $0.3 million in the coming twelve months principally as a result of the effective settlement of uncertain tax positions. As of November 3, 2017, approximately $1.3 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for each of the 13-week and 39-week periods ended November 3, 2017 were 35.8% and 36.8%, respectively, compared to rates of 36.2% and 36.1%, respectively, for the 13-week and 39-week periods ended October 28, 2016.  The tax rate for the 2017 13-week period was lower than the 13-week comparable 2016 period primarily due to the recognition of greater federal Work Opportunity Tax Credits in the 2017 period.  The tax rate for the 2017 39-week period was higher than the comparable 2016 period primarily due to recognition of a tax benefit in the 2016 period associated with stock based compensation that did not reoccur, to the same extent, in the 2017 period.

4.Current and long-term obligations

Current and long-term obligations consist of the following:

	November 3,	February 3,
(In thousands)	2017	2017
Senior unsecured credit facilities
Term Facility	$175,000	$425,000
Revolving Facility	—	—
4.125% Senior Notes due July 15, 2017	—	500,000
1.875% Senior Notes due April 15, 2018 (net of discount of $40 and $111)	399,960	399,889
3.250% Senior Notes due April 15, 2023 (net of discount of $1,380 and $1,552)	898,620	898,448
4.150% Senior Notes due November 1, 2025 (net of discount of $649 and $700)	499,351	499,300
3.875% Senior Notes due April 15, 2027 (net of discount of $423)	599,577	—
Unsecured commercial paper notes	549,900	490,500
Capital lease obligations	8,261	3,643
Tax increment financing due February 1, 2035	7,765	8,840
Debt issuance costs, net	(17,334)	(14,094)
	3,121,100	3,211,526
Less: current portion	(401,532)	(500,950)
Long-term portion	$2,719,568	$2,710,576

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

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of November 3, 2017 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility.  As of November 3, 2017, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 2.3% as of November 3, 2017.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required principal amortization under the Facilities.  The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 3, 2017, the Company was in compliance with all such covenants.  The Facilities also contain customary events of default.

As of November 3, 2017, the entire balance of the Term Facility was outstanding and, under the Revolving Facility, the Company had no outstanding borrowings, outstanding letters of credit of $9.5 million, and borrowing availability of $1.24 billion that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $690.6 million. In addition, as of November 3, 2017, the Company had outstanding letters of credit of $40.0 million which were issued pursuant to separate agreements.

As of November 3, 2017, the Company had outstanding unsecured commercial paper notes (the “CP Notes”) of $549.9 million classified as long-term obligations on the condensed consolidated balance sheet due to its intent and ability to refinance these obligations as long-term debt. Under this program, the Company may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of November 3, 2017, the outstanding CP Notes had a weighted average borrowing rate of 1.4%.

On April 11, 2017, the Company issued $600.0 million aggregate principal amount of 3.875% senior notes due 2027 (the “2027 Senior Notes”), net of discount of $0.4 million, which are scheduled to mature on April 15, 2027. Interest on the 2027 Senior Notes is payable in cash on April 15 and October 15 of each year, with the first payment commencing on October 15, 2017. The Company incurred $5.2 million of debt issuance costs associated with the issuance of the 2027 Senior Notes. The net proceeds from the offering of the 2027 Senior Notes were used to repay all of the Company’s outstanding senior notes due in 2017 as discussed below and for general corporate purposes.

On April 27, 2017, the Company redeemed $500.0 million aggregate principal amount of outstanding 4.125% senior notes due 2017 (the “2017 Senior Notes”), resulting in a pretax loss of $3.4 million which is reflected in Other (income) expense in the condensed consolidated statement of income for the 39-weeks ended November 3, 2017. The Company funded the redemption price for the 2017 Senior Notes with proceeds from the issuance of the 2027 Senior Notes.

5.Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of November 3, 2017.

The following table presents the Company’s assets and liabilities disclosed at fair value as of November 3, 2017, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	November 3,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2017

Liabilities:
Long-term obligations (a)	$2,480,290	$740,271	$—	$3,220,561
Deferred compensation (b)	23,532	—	—	23,532

(a)	Included in the condensed consolidated balance sheet at book value as Current portion of long-term obligations of $401,532 and Long-term obligations of $2,719,568.
(b)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $1,441 and noncurrent Other liabilities of $22,091.

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

Other Employment Litigation

The Company is defending the following employment-related matters (collectively the “Employment Litigation”):

•

California Suitable Seating Litigation: The plaintiff alleges that the Company failed to provide her and other current and former California store employees with suitable seats in violation of California law.  The plaintiff seeks to recover penalties under the PAGA, injunctive relief, and attorneys’ fees and costs.

•

EEOC Litigation:  The United States Equal Employment Opportunity Commission (“EEOC”) filed suit against the Company alleging the Company’s use of post offer, pre-employment physical assessments, as applied to candidates for the general warehouse position in the Bessemer, Alabama distribution center, violates the Americans with Disabilities Act and the Genetic Information Nondiscrimination Act.

The Company is vigorously defending the Employment Litigation and believes that its employment policies and practices comply with federal and state law and that these matters are not appropriate for class or similar treatment.  At this time, it is not possible to predict whether these matters will be permitted to proceed as a class or in a similar fashion, or the size of any putative class or classes.  Likewise, at this time, it is not possible to estimate the value of the claims asserted, and no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise.  For these reasons, the Company is unable to estimate any potential loss or range of loss in these matters; however if the Company is not successful in its defense efforts, the resolution of these matters could have a material adverse effect on the Company’s consolidated financial statements as a whole.

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

On May 25, 2017, in response to the Notice of Proposed Action, the Company filed an action in New Mexico federal court seeking a declaratory judgment that the Attorney General is prohibited by, among other things, the United States Constitution, from pursuing the New Mexico Motor Oil Matter and an order enjoining the Attorney General from pursuing such an action.  (Dollar General Corporation v. Hector H. Balderas, D.N.M., Case No. 1:17-cv-00588). Thereafter, on June 20, 2017, the New Mexico Attorney General filed an action in the First Judicial District Court, County of Santa Fe, New Mexico pertaining to the New Mexico Motor Oil Matter.  (Hector H. Balderas v. Dolgencorp, LLC, Case No. D-101-cv-2017-01562).  The Company removed this matter to New Mexico federal court on July 26, 2017, and filed a motion to dismiss the action. The matter was transferred to the Motor Oil MDL and the State has moved to remand it to state court. (Hector H. Balderas v. Dolgencorp, LLC, D.N.M., Case No. 1:17-cv-772).

On September 1, 2017, the Mississippi Attorney General, who also is represented by the counsel for the plaintiffs in the Motor Oil MDL, filed an action in the Chancery Court of the First Judicial District of Hinds County, Mississippi which alleges that the Company’s labeling, marketing and sale of Dollar General private-label motor oil violated Mississippi law. (Jim Hood v. Dollar General Corporation, Case No. G2017-1229 T/1) (the “Mississippi Motor Oil Matter”). The Company removed this matter to Mississippi federal court on October 5, 2017, and filed a motion to dismiss the action. The matter was conditionally transferred to the Motor Oil MDL and the State moved to vacate the JPML’s conditional transfer order. The State also moved to remand it to state court. (Jim Hood v. Dollar General Corporation, N.D. Miss., Case No. 3:17-cv-801-LG-LRA).

The Company is vigorously defending these matters and believes that the labeling, marketing and sale of its private-label motor oil comply with applicable federal and state requirements and are not misleading.  The Company further believes that these matters are not appropriate for class or similar treatment.  At this time, however, it is not possible to predict whether these matters will be permitted to proceed as a class or in a similar fashion, whether on a statewide or nationwide basis, or the size of any putative class or classes.  Likewise, at this time, it is not possible to estimate the value of the claims asserted, and no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise.  For these reasons, the Company is unable to estimate the potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of the Motor Oil MDL, the New Mexico Motor Oil Matter or the Mississippi Motor Oil Matter could have a material adverse effect on the Company’s consolidated financial statements as a whole.

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

The Company is also defending shareholder derivative actions filed in April, July and August 2017, in which each plaintiff asserts, purportedly on behalf of the Company, some or all of the following claims against the Company’s board of directors and certain of its officers based upon factual allegations substantially similar to those in the Shareholder Litigation: alleged breach of fiduciary duties, unjust enrichment, violation of federal securities laws, abuse of control, and gross mismanagement.  (Robert Anderson v. Todd Vasos, et al., M.D. Tenn. Case No. 3:17-cv-00693; Sharon Shaver v. Todd J. Vasos, et al., Chancery Court for the Twentieth Judicial District of Davidson County, Tennessee, Case No. 17-797-I; Glenn Saito v. Todd Vasos, et al., M.D. Tenn., Case No. 3:17-cv-01138) (collectively “the Derivative Litigation”). The plaintiffs in the Derivative Litigation seek, purportedly on behalf of the Company, some or all of the following relief: compensatory damages, injunctive relief, disgorgement, restitution and attorneys’ fees and expenses. The Anderson and Saito cases have been consolidated and stayed pending resolution of the motion to dismiss in the Shareholder Litigation, and a similar stay has been ordered in the Shaver action.

7.Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of November 3, 2017, all of the Company’s operations were located within the United States with the exception of certain subsidiaries in Hong Kong and China and a liaison office in India, which collectively are not material with regard to assets, results of operations or otherwise to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(in thousands)	2017	2016	2017	2016
Classes of similar products:
Consumables	$4,625,401	$4,137,748	$13,425,273	$12,293,395
Seasonal	636,519	575,912	2,017,150	1,873,715
Home products	346,339	329,715	1,007,137	968,161
Apparel	295,347	276,654	891,976	842,081
Net sales	$5,903,606	$5,320,029	$17,341,536	$15,977,352

8.Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. Most recently, on August 24, 2016, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program. As of November 3, 2017, a cumulative total of $5.0 billion had been authorized under the program since its inception and approximately $634.6 million remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions.  The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors.  Repurchases under the program may be funded from available cash or borrowings including under the Facilities and issuance of CP Notes discussed in further detail in Note 4.

Pursuant to its common stock repurchase program, during the 39-week periods ended November 3, 2017, and October 28, 2016, the Company repurchased in the open market approximately 4.0 million shares of its common stock at a total cost of $298.7 million and approximately 8.2 million shares at a total cost of $679.4 million, respectively.

The Company paid quarterly cash dividends of $0.26 per share during each of the first three quarters of 2017.  On December 5, 2017, the Company’s Board of Directors approved a quarterly cash dividend of $0.26 per share payable on January 23, 2018 to shareholders of record at the close of business on January 9, 2018. The declaration of future cash dividends is subject to the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of November 3, 2017, and the related condensed consolidated statements of income and comprehensive income for the thirteen week and thirty-nine week periods ended November 3, 2017 and October 28, 2016, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 3, 2017 and October 28, 2016.  These financial statements are the responsibility of the Company’s management.

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

December 7, 2017
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

Executive Overview

We are among the largest discount retailers in the United States by number of stores, with 14,321 stores located in 44 states as of November 3, 2017, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty aid products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

Because the customers we serve are value-conscious, many with low or fixed incomes, we are intensely focused on helping them make the most of their spending dollars. We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of macroeconomic environments. Like other retailers, we have been operating for several years in an environment with ongoing macroeconomic challenges and uncertainties. Our core customers are often among the first to be affected by negative or uncertain economic conditions and are among the last to feel the effects of improving economic conditions particularly when, as in the recent past, economic trends are inconsistent and their duration unknown. The primary macroeconomic factors that affect our core customers include the unemployment and underemployment rates, wage growth, fuel prices and changes to certain government assistance programs, such as the 2016 changes to the Supplemental Nutrition Assistance Program, which has had the effect of not only reducing benefit levels but also eliminating benefit eligibility for certain individuals. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their budget, such as rent and healthcare, which have increased during 2016 and the first three quarters of 2017 at a rate greater than many of our core customers’ growth in income.

Our same-store sales performance in the second and third quarters suggests that the negative effect of the above macroeconomic factors as a whole may have moderated slightly as compared to previous quarters. However, we continue to believe the overall net effect of the macroeconomic factors listed above has negatively impacted our customer traffic and, along with deflationary pressures, including both lower commodity costs and pricing actions on our products, has adversely affected same-store sales for the past several quarters. We continue to monitor these factors as they continue to have the potential to negatively affect our sales results.

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

For the first three quarters of 2017, consistent with historical performance, our sales of consumables, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales of non-consumables, which tend to have higher gross margins, have contributed to profitable sales growth.  In addition, during the first three quarters of 2017, our mix of consumables sales has continued to shift somewhat toward lower margin consumable departments such as perishables and tobacco. We expect the trends of consumables, and lower margin consumables, comprising a larger percentage of our sales to continue throughout at least the remainder of the year and potentially into 2018. Our initiatives target these trends, although there can be no assurance we will be successful in their reversal.

Our initiatives are designed to increase customer traffic and average transaction amounts as we believe same-store sales growth is key to achieving our financial objectives.  During the first three quarters of 2017, we have made significant progress on many of these initiatives, which include the continued expansion of coolers, the rollout of additional strategies across each of our merchandise departments, including a redesign of our Health and Beauty department to drive further product awareness and market share, a continued focus on improving our in-stock position and the addition of a queue line in a portion of our existing store base.  We will continue to utilize our customer segmentation information and other tools, which have provided us with deeper insights into the spending habits of each of our core customer segments, to refine these initiatives and drive our category management process as we optimize our merchandise assortment and expand into those products that we believe are most likely to drive customer traffic to our stores.  We also continue to enhance our advertising effectiveness by expanding our digital capabilities and further integrating our traditional and digital media mix to reach our customers where, when and how they decide to engage with us while also targeting a higher return on investment. These efforts are now being led by our Chief Digital and Customer Engagement Officer, a new position created to help drive these initiatives. Many of these initiatives support our plans to continue investing in our existing store base, with a goal to drive increased customer traffic and average transaction amount and as a result our same-store sales.

We demonstrate our commitment to the affordability needs of our core customer by pricing more than 80% of our stock-keeping units at $5 or less as of the end of the third quarter of 2017.  Even as we work to provide everyday low prices and meet our customers’ affordability needs, we also remain focused on enhancing our margins through effective category management, inventory shrink reduction initiatives, private brands penetration, distribution and transportation efficiencies, global sourcing and pricing and markdown optimization. With respect to category management, we strive to maintain an appropriate mix of consumables and non-consumables sales because, as noted above, the mix of sales affects profitability due to the varying gross margins between, and even within, the consumables and non-consumables categories. To support our efforts to reduce inventory shrink, we expect to continue to implement additional in-store defensive merchandising and technology-based tools, such as Electronic Article Surveillance and video-enabled exception-based reporting into 2018, as the results suggest these measures help reduce shrink and improve our in-stock position. Increasing carrier and fuel rates pressured our overall gross margin in the third quarter of 2017, and we anticipate these negative effects continuing for at least the remainder of the year and into early 2018. However, we continue to seek to reduce our stem miles and optimize loads to improve distribution and transportation efficiencies.

To support our other operating priorities, we remain focused on capturing growth opportunities. In 2017, we intend to open approximately 1,285 stores, which includes our originally planned 1,000 new stores as well as store locations acquired in June 2017 in 35 states from a small-box multi-price point retailer.  As of the end of the third quarter, we have converted 263 of the acquired store sites to the Dollar General banner. Additionally, we intend to relocate or remodel approximately 760 stores in 2017. For the 2018 fiscal year, we plan to open approximately 900 new stores, remodel approximately 1,000 mature store locations, and relocate approximately 100 stores for an approximate total of 2,000 real estate projects.

We continue to innovate within our channel and are able to utilize the most productive of our various store formats based on the specific market opportunity.  As has been the case throughout the first three quarters of 2017, we expect that our traditional 7,300 square foot store format will continue to be the primary store layout for new stores, relocations and remodels in the remainder of 2017. In addition, our smaller format store (less than 6,000 square feet) allows us to capture growth opportunities in metropolitan areas as well as rural areas with a low number of households. We continue to incorporate into our existing store base lessons learned from our various store formats and layouts with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

To support our new store growth and drive productivity, we continue to make investments in our distribution center network. Our fifteenth distribution center in Jackson, Georgia began shipping in October 2017. We began construction on our sixteenth distribution center in Amsterdam, New York in June 2017 to support our northeast growth.

We have established a position as a low-cost operator, continuously seeking ways to reduce or control costs that do not affect our customers’ shopping experience. We plan to continue enhancing this position over time as we aim to continually streamline our business while also employing ongoing cost discipline to reduce certain expenses as a percentage of sales. We believe these actions will assist in maintaining our ability to leverage Selling, General & Administrative (“SG&A”) expenses at a lower same-store sales growth percentage over the long term.  In addition, we remain committed to simplifying or eliminating store-level tasks and processes so that those time savings can be reinvested by our store managers and their teams in important areas such as enhanced customer service, higher in-stock levels and improved store standards.

Our employees are a competitive advantage, and we are always searching for ways to continue investing in them.  We invest in our employees in an effort to create an environment that attracts and retains talented personnel, as we believe that, particularly at the store level, employees who are promoted from within generally have longer tenures and are greater contributors to improvements in our financial performance.  Our store managers play a critical role in our customer experience and individual store profitability, and beginning in March 2017 we implemented certain investments in compensation and training for this position in the form of increased SG&A expenses that we believe have already contributed to improved customer experience scores, higher sales and improved turnover metrics.

To further enhance shareholder return, we continued to repurchase shares of our common stock during the first three quarters of 2017, although at a lower amount than in 2016, and we continued to pay quarterly cash dividends. We plan to continue both of these activities in the fourth quarter of 2017, subject to Board discretion and approval.

During the third quarter of 2017, multiple hurricanes made landfall in the southern United States. The storms resulted in extensive damage and flooding throughout the South and Southeast, especially in the coastal areas. We estimate these storms resulted in a positive impact to same-store sales for the 2017 third quarter of approximately 30-35 basis points. Conversely, the storms and accompanying flooding resulted in $24.8 million of expense, and an estimated overall net negative impact of approximately $0.05 to diluted earnings per share in the 2017 third quarter.

Both the U.S. House and Senate have passed bills related to the Tax Cuts and Jobs Act (“Act”) with both versions now headed to conference to attempt to resolve differences between the bills.  As currently drafted, the bills are expected to have a favorable, material impact on the Company’s effective tax rate and net income as reported under generally accepted accounting principles both in the quarter in which the Act is passed and subsequent reporting periods to which the Act is effective.  The likelihood, timing, and details of a final, reconciled bill and whether such a bill will ultimately be enacted are uncertain. There can be no assurances that a final, reconciled bill, if enacted, would have the same impact as either the current House or Senate bill.

Highlights of our 2017 third quarter results of operations compared to the 2016 third quarter and our financial condition at November 3, 2017 are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

•

Net sales increased 11.0% to $5.9 billion. Sales in same-stores increased 4.3% due to increases in average transaction amount and customer traffic. Average sales per square foot for all stores over the 53-week period ended November 3, 2017 was $230.

•

Gross profit, as a percentage of net sales, was 29.9% in the 2017 period compared to 29.8% in the 2016 period, an increase of 8 basis points, primarily reflecting higher initial markups on inventory purchases and an improved rate of inventory shrinkage, among other factors discussed below.

•

SG&A expense, as a percentage of net sales, was 22.9% in the 2017 period compared to 22.5% in the 2016 period, an increase of 40 basis points, reflecting increased retail labor, incentive compensation and occupancy costs as well as hurricane-related costs, among other factors discussed below.

•	Interest expense increased by $0.1 million to $24.0 million in the 2017 period.

•	Net income was $252.5 million, or $0.93 per diluted share, in the 2017 period compared to net income of $235.3 million, or $0.84 per diluted share, in the 2016 period.

Highlights of the year-to-date period of 2017 include:

•	Cash generated from operating activities was $1.14 billion for the 2017 period compared to $1.12 billion in the comparable 2016 period.

•	Total cash dividends of $212.9 million, or $0.78 per share, were paid during the 2017 period, compared to $212.2 million, or $0.75 per share, in the comparable 2016 period.

•	Inventory turnover was 4.7 times on a rolling four-quarter basis. On a per store basis, inventories at November 3, 2017 decreased by 4.9% over the balances at October 28, 2016.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year periods as compared with the prior year periods as well as our financial condition at November 3, 2017.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2017 and 2016, which represent the 52-week fiscal year ending February 2, 2018 and the 53-week fiscal year ended February 3, 2017, respectively. References to the third quarter accounting periods for 2017 and 2016 contained herein refer to the 13-week accounting periods ended November 3, 2017 and October 28, 2016, respectively. References to the year-to-date accounting periods for 2017 and 2016 contained herein refer to the 39-week accounting periods ended November 3, 2017 and October 28, 2016, respectively.

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

The following table contains results of operations data for the third 13-week and first 39-week periods of 2017 and 2016, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2017 vs. 2016		39 Weeks Ended		2017 vs. 2016
(amounts in millions, except	November 3,	October 28,	Amount	%	November 3,	October 28,	Amount	%
per share amounts)	2017	2016	Change	Change	2017	2016	Change	Change
Net sales by category:
Consumables	$4,625.4	$4,137.7	$487.7	11.8%	$13,425.3	$12,293.4	$1,131.9	9.2%
% of net sales	78.35%	77.78%			77.42%	76.94%
Seasonal	636.5	575.9	60.6	10.5	2,017.2	1,873.7	143.4	7.7
% of net sales	10.78%	10.83%			11.63%	11.73%
Home products	346.3	329.7	16.6	5.0	1,007.1	968.2	39.0	4.0
% of net sales	5.87%	6.20%			5.81%	6.06%
Apparel	295.3	276.7	18.7	6.8	892.0	842.1	49.9	5.9
% of net sales	5.00%	5.20%			5.14%	5.27%
Net sales	$5,903.6	$5,320.0	$583.6	11.0%	$17,341.5	$15,977.4	$1,364.2	8.5%
Cost of goods sold	4,137.2	3,732.5	404.6	10.8	12,085.6	11,095.5	990.1	8.9
% of net sales	70.08%	70.16%			69.69%	69.44%
Gross profit	1,766.5	1,587.5	178.9	11.3	5,256.0	4,881.9	374.1	7.7
% of net sales	29.92%	29.84%			30.31%	30.56%
Selling, general and administrative expenses	1,349.0	1,194.5	154.5	12.9	3,871.6	3,499.1	372.5	10.6
% of net sales	22.85%	22.45%			22.33%	21.90%
Operating profit	417.4	393.0	24.4	6.2	1,384.4	1,382.8	1.5	0.1
% of net sales	7.07%	7.39%			7.98%	8.65%
Interest expense	24.0	23.9	0.1	0.5	72.7	72.3	0.4	0.6
% of net sales	0.41%	0.45%			0.42%	0.45%
Other (income) expense	—	—	—	—	3.5	—	3.5	—
% of net sales	0.00%	0.00%			0.02%	0.00%
Income before income taxes	393.4	369.1	24.3	6.6	1,308.1	1,310.5	(2.4)	(0.2)
% of net sales	6.66%	6.94%			7.54%	8.20%
Income tax expense	140.9	133.8	7.1	5.3	481.3	473.6	7.8	1.6
% of net sales	2.39%	2.52%			2.78%	2.96%
Net income	$252.5	$235.3	$17.2	7.3%	$826.8	$837.0	$(10.2)	(1.2)%
% of net sales	4.28%	4.42%			4.77%	5.24%
Diluted earnings per share	$0.93	$0.84	$0.09	10.7%	$3.02	$2.95	$0.07	2.4%

13 WEEKS ENDED NOVEMBER 3, 2017 AND OCTOBER 28, 2016

Net Sales. The net sales increase in the 2017 period reflects a same-store sales increase of 4.3% compared to the 2016 period. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2017 period, there were 12,971 same-stores which accounted for sales of $5.5 billion. The increase in same-store sales reflects increases in average transaction amount and customer traffic as discussed above in the Executive Overview, as well as hurricane-related impacts.  Same-store sales increased in the consumables, seasonal and apparel categories, and declined in the home products category. Same-store sales results in the three non-consumables categories, when aggregated, were positive. The net sales increase was positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2017 period, gross profit increased by 11.3%, and as a percentage of net sales increased by 8 basis points to 29.9% compared to the 2016 period.  Higher initial markups on inventory purchases and an improved rate of inventory shrinkage contributed to the increase in the gross profit rate. These factors were partially offset by a greater proportion of sales of consumables, which generally have a lower gross profit rate than our other product categories, the sales of lower margin products comprising a higher proportion of consumables sales, and increased transportation costs.

SG&A Expense. SG&A expense was 22.9% as a percentage of net sales in the 2017 period compared to 22.5% in the comparable 2016 period, an increase of 40 basis points. The 2017 period results reflect increased retail labor expenses, primarily due to our investment in store manager compensation, and increases in incentive compensation and occupancy costs, each of which increased at a rate greater than the increase in net sales. Partially offsetting these increased expenses were lower utilities costs and a reduction in advertising costs. The 2017 period results include approximately $24.8 million of hurricane-related costs, the majority of which were store inventory and property losses. In the 2016 period, we incurred charges of $13.0 million associated with the acquisition of former Walmart Express store locations and related closure of existing stores plus an incremental $7.7 million of expenses primarily related to natural disasters.

Income Taxes. The effective income tax rate for the 2017 period was 35.8% compared to a rate of 36.2% for the 2016 period which represents a net decrease of 0.4 percentage points. The tax rate for the 2017 period was lower than the comparable 2016 period primarily due to the recognition of greater federal Work Opportunity Tax Credits in the 2017 period.

39 WEEKS ENDED NOVEMBER 3, 2017 AND OCTOBER 28, 2016

Net Sales. The net sales increase in the 2017 period reflects a same-store sales increase of 2.6% compared to the 2016 period. In the 2017 period, our 12,971 same-stores accounted for sales of $16.2 billion. The increase in same-store sales was primarily due to increases in average transaction amount and customer traffic relative to the comparable 2016 period, as same-store sales increased in the consumables, seasonal and apparel categories, and declined in the home products category. Same-store sales results in the three non-consumables categories, when aggregated, were positive. The net sales increase was positively affected by new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2017 period, gross profit increased by 7.7%, and as a percentage of net sales decreased by 25 basis points to 30.3% compared to the 2016 period. Higher markdowns, which were primarily for promotional activities, a greater proportion of sales of consumables, which generally have a lower gross profit rate than our other product categories, and sales of lower margin products comprising a higher proportion of consumables sales, each reduced the gross profit rate. These factors were partially offset by higher initial markups on inventory purchases and an improved rate of inventory shrinkage.

SG&A Expense. SG&A expense was 22.3% as a percentage of net sales in the 2017 period compared to 21.9% in the 2016 period, an increase of 43 basis points. The 2017 period results reflect increased retail labor expenses, primarily as a result of our investment in store manager compensation, and increased occupancy costs, each of which increased at a rate greater than the increase in net sales. Partially offsetting these increased expenses were reduced advertising costs as well as lower utilities and lower waste management costs primarily resulting from our recycling efforts. We incurred charges associated with hurricanes and other natural disasters as well as costs associated with the acquisition of store locations in both the 2017 and 2016 periods. See the Executive Overview and the 13-week period discussion above for more information regarding the hurricanes, other natural disasters and acquisitions of store locations.

Other (income) expense. Other (income) expense in the 2017 period reflects expenses associated with the issuance and refinancing of long-term debt during the first quarter of 2017.

Income Taxes. The effective income tax rate for the 2017 period was 36.8% compared to 36.1% for the 2016 period which represents a net increase of 0.7 percentage points. The tax rate for the 2017 period was higher than for the 2016 period primarily due to the recognition of a tax benefit of approximately $10.9 million in the 2016 period associated with stock based compensation that did not reoccur to the same extent in the 2017 period.

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

In February 2016, the FASB issued new guidance related to lease accounting, which when effective will require a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We are currently assessing the impact that adoption of this guidance will have on our consolidated financial statements. Specifically, we have formed a project team that is developing test plans for our lease accounting system, we are identifying and evaluating existing contracts for embedded leases, and discussing implementation plans with our lease accounting software vendor, among other activities. We anticipate a material impact to our consolidated financial statements due to our significant number of lease contracts.

In October 2016, the FASB issued amendments to existing guidance related to accounting for intra-entity transfers of assets other than inventory. These amendments require an entity to recognize the income tax consequences of such transfers when the transfer occurs and affects our historical accounting for intra-entity transfers of certain intangible assets. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted subject to certain guidelines. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are assessing the impact that adoption of this guidance will have on our consolidated financial statements, and currently expect such adoption would result in an increase in deferred income tax liabilities and a decrease in retained earnings of approximately $32 million to $36 million under existing tax legislation.

Liquidity and Capital Resources

We have an unsecured credit agreement that provides for total loans and commitments equal to $1.425 billion (the “Facilities”), and we have outstanding $2.4 billion aggregate principal amount of senior notes. We have a commercial paper program that may provide borrowing availability of up to $1.0 billion. At November 3, 2017, we had total outstanding debt (including the current portion of long-term obligations) of approximately $3.1 billion, which includes balances under the Facilities, commercial paper and senior notes, all of which are described in greater detail below.

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

For the remainder of fiscal 2017, we anticipate potential combined borrowings under the Revolving Facility (defined below) and our commercial paper program to be a maximum of approximately $600 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

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

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of November 3, 2017 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility. As of November 3, 2017, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on our long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 2.3% as of November 3, 2017.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required principal amortization under the Facilities. The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of November 3, 2017, we were in compliance with all such covenants.  The Facilities also contain customary events of default.

As of November 3, 2017, the entire balance of the Term Facility was outstanding, and under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $9.5 million, and borrowing availability of $1.24 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $690.6 million at November 3, 2017. In addition, as of November 3, 2017 we had outstanding letters of credit of $40.0 million which were issued pursuant to separate agreements.

Commercial Paper

As of November 3, 2017, we had outstanding unsecured commercial paper notes (the “CP Notes”) of $549.9 million classified as long-term obligations on the condensed consolidated balance sheet due to our intent and ability to refinance these obligations as long-term debt. Under this program, we may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness.  We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.  As of November 3, 2017, the outstanding CP Notes had a weighted average borrowing rate of 1.4%.

Senior Notes

On April 11, 2017, we issued $600.0 million aggregate principal amount of 3.875% senior notes due 2027 (the “2027 Senior Notes”), net of discount of $0.4 million, which are scheduled to mature on April 15, 2027. The net proceeds from the offering of the 2027 Senior Notes were used to repay all $500.0 million of our outstanding 4.125% senior notes due 2017 and for general corporate purposes. In addition, we have $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount of less than $0.1 million, which are scheduled to mature on April 15, 2018; $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount of $1.4 million, which are scheduled to mature on April 15, 2023; and $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”), net of discount of $0.6 million, which are scheduled to mature on November 1, 2025. Collectively, the 2018 Senior Notes, the 2023 Senior Notes, 2025 Senior Notes, and 2027 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). Interest on the 2018 Senior Notes, the 2023 Senior Notes, and the 2027 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 Senior Notes is payable in cash on May 1 and November 1 of each year. We expect to refinance the 2018 Senior Notes on or prior to their maturity utilizing proceeds from the issuance of additional senior notes, revolver borrowings or the issuance of commercial paper.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 53% of our total assets exclusive of goodwill and other intangible assets as of November 3, 2017. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the “2017 period” and the “2016 period” in the discussion of “Cash flows from operating activities,” “Cash flows from investing activities,” and “Cash flows from financing activities” below refer to the 39-week periods ended November 3, 2017 and October 28, 2016, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $1.14 billion in the 2017 period, which represents an $18.5 million increase compared to the 2016 period. Changes in merchandise inventories resulted in a $340.1 million decrease in the 2017 period as compared to a decrease of $405.5 million in the 2016 period. Changes in accounts payable resulted in a $384.1 million increase in the 2017 period compared to a $439.3 million increase in the 2016 period, due primarily to the timing of receipts and payments which was partially impacted by certain changes in payment terms. Changes in income taxes in the 2017 period compared to the 2016 period primarily reflect increased cash tax payments from higher fourth quarter income (including the 53rd week) in the 2016 fiscal year, a reduced cash benefit for stock based compensation and the timing of income recognition for tax purposes.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased 10% in the 2017 period and 13% in the 2016 period. In the 2017 period compared to the 2016 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased by 18% compared to a 16% increase; the seasonal category was essentially unchanged compared to a 10% increase; the home products category increased by 3% compared to a 23% increase; and apparel decreased by 8% compared to a 5% decrease.

Cash flows from investing activities.  Significant components of property and equipment purchases in the 2017 period included the following approximate amounts: $178 million for improvements, upgrades, remodels and relocations of existing stores; $150 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $134 million for distribution and transportation-related capital expenditures; and $21 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2017 period, we opened 1,044 new stores and remodeled or relocated 719 stores.

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

Capital expenditures for 2017 are currently projected to be in the range of $700 million to $750 million. We anticipate funding 2017 capital requirements with existing cash balances, cash flows from operations, availability under our Revolving Facility and the issuance of CP Notes. We plan to continue to invest in store growth through the development of new stores and the remodel or relocation of existing stores. Capital expenditures in 2017 are anticipated to support our store growth (including store locations acquired) as well as our remodel and relocation initiatives, which include capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including construction of new and investments in existing distribution center facilities; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities.  As discussed above, net proceeds from the issuance of the 2027 Senior Notes in the 2017 period were $599.6 million. In the 2017 period, we redeemed the 2017 Senior Notes for $500.0 million and made a principal payment on the Term Facility of $250.0 million. We had a net increase in commercial paper borrowings in the 2017 period of $59.4 million and no borrowings or repayments under the Revolving Facility. Net repayments under the Revolving Facility during the 2016 period were $251.0 million. During the 2017 and 2016 periods, we repurchased 4.0 million and 8.2 million shares of our common stock at a total cost of $298.7 million and $679.4 million, respectively, and paid cash dividends of $212.9 million and $212.2 million, respectively.

Share Repurchase Program

At November 3, 2017, our common stock repurchase program had a total remaining authorization of approximately $634.6 million. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be increased or terminated from time to time at the discretion of our Board of Directors. For more information about our share repurchase program, see Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

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

(b) Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended November 3, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended November 3, 2017 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs(a)	or Programs(a)
08/05/17-08/31/17	—	$—	—	$769,593,000
09/01/17-09/30/17	1,582,189	$76.48	1,582,189	$648,593,000
10/01/17-11/03/17	171,710	$81.53	171,710	$634,594,000
Total	1,753,899	$76.97	1,753,899	$634,594,000

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

ITEM 6.EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 6. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “objective,” “aim,” “goal,” “opportunity,” “intend,” “could,” “can,” “would,” “committed,” “likely to,” “scheduled to,” “predict,” “seek,” “potential,” “strive,” “subject to,” “focused on,” “continue,” or “will result in,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including the number of planned store openings, remodels and relocations, progress of merchandising initiatives including customer segmentation and in-stock and shrink management, trends in sales of consumable and non-consumable products, results of the investment in our personnel and the levels of future costs and expenses; potential future stock repurchases and cash dividends; anticipated borrowing under certain of our credit facilities; the potential impact of legal or regulatory changes, including the potential impact of pending tax reform legislation, and our responses thereto; efforts to improve distribution and transportation efficiencies; the anticipated completion date of conversion of the recently acquired store sites to the Dollar General banner along with timing, financial and store count expectations; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

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

•	failure to open, relocate and remodel stores profitably and on schedule, as well as failure of our new store base to achieve sales and operating levels consistent with our expectations;

•	effective response to competitive pressures and changes in the competitive environment and the markets where we operate, including, but not limited to, pricing, consolidation and omnichannel shopping;

•	levels of inventory shrinkage;

•	failure to successfully manage inventory balances;

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

•

the impact of changes in or noncompliance with governmental laws and regulations (including, but not limited to, environmental compliance, product safety, food safety, information security and privacy, and labor and employment laws, as well as tax laws (including the current pending U.S. tax reform legislation), the interpretation of existing tax laws, or our failure to sustain our reporting positions negatively affecting our tax rate) and developments in or outcomes of private actions, class actions, administrative proceedings, regulatory actions or other litigation;

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

EXHIBIT INDEX

10.1	Summary of Non-Employee Director Compensation (effective February 3, 2018)

10.2

Form of Stock Option Award Agreement (approved December 5, 2017) for awards beginning December 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan

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

DOLLAR GENERAL CORPORATION

Date:	December 7, 2017	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer