Form 10-K
period 2018-02-02
DOLLAR GENERAL CORP
filed 2018-03-23
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate fair market value of the registrant’s common stock outstanding and held by non-affiliates as of August 4, 2017 was $18.1 billion calculated using the closing market price of our common stock as reported on the NYSE on such date ($74.86). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

The registrant had 268,741,400 shares of common stock outstanding as of March 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant’s definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 30, 2018.

INTRODUCTION

General

This report contains references to years 2018, 2017, 2016, 2015, 2014, and 2013, which represent fiscal years ending or ended February 1, 2019, February 2, 2018, February 3, 2017, January 29, 2016, January 30, 2015, and January 31, 2014, respectively. Our fiscal year ends on the Friday closest to January 31. Our 2016 fiscal year consisted of 53 weeks, while each of the remaining years listed are or were 52-week years. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

Solely for convenience, our trademarks and tradenames may appear in this report without the ® or TM symbol which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these trademarks and tradenames.

Cautionary Disclosure Regarding Forward‑Looking Statements

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 7 – Commitments and Contingencies,” among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “could,” “can,” “would,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “forecast,” “goal,” “seek,” “ensure,” “potential,” “opportunity,” “objective,” “intend,” “predict,” “committed,” “likely to,” “continue,” “scheduled to,” “focused on,” or “subject to” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, all statements relating to, among others, our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our plans and objectives for, and expectations regarding future operations, economic and competitive market conditions, growth or initiatives including but not limited to the number of planned store openings, remodels and relocations and planned opening dates for new distribution centers, progress of merchandising and other initiatives, trends in sales of consumable and non-consumable products, and the level of future costs and expenses; potential future stock repurchases and cash dividends; anticipated borrowing under our credit facilities and commercial paper program; or the expected outcome or effect of legislative or regulatory changes or initiatives, and our responses thereto, or of pending or threatened litigation or audits are forward-looking statements.

All forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results to differ materially from those which we expected. Many of these statements are derived from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors, and we cannot anticipate all factors that could affect future results.

Important factors that could cause actual results to differ materially from the expectations expressed in or implied in our forward-looking statements are disclosed under “Risk Factors” in Part I, Item 1A and elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Policies and Estimates”). All forward-looking statements are qualified in their entirety by these and other cautionary statements that we make from time to time in our other SEC filings and public communications. You should evaluate forward-looking statements in the context of these risks and uncertainties and are cautioned not to place undue reliance on such statements. These factors may not contain all of the factors that are important to you. We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. Forward-looking statements in this report are made only as of the date hereof. We undertake no obligation, and specifically disclaim any duty, to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1. BUSINESS

General

We are among the largest discount retailers in the United States by number of stores, with 14,609 stores located in 44 states as of March 2, 2018, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumables, seasonal items, home products and apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

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

Our long-term operating priorities remain: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our people as a competitive advantage.  For more information on these operating priorities, see the “Executive Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

In fiscal year 2017, we achieved our 28th consecutive year of positive same-store sales growth. We believe that this growth, which has taken place in a variety of economic conditions, is a result of our compelling value and convenience proposition, although no assurances can be given that we will achieve positive same-store sales growth in any given year.

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

•

Time-Saving Shopping Experience.  We strive to provide customers with a highly convenient, easy to navigate shopping experience. Our small-box stores make it easier to get in and out quickly. Our product offering includes most necessities, such as basic packaged and refrigerated food and dairy products, cleaning supplies, paper products, health and beauty care items, greeting cards and other stationery items, basic apparel, housewares, hardware and automotive supplies, among others. Our convenient hours and broad merchandise offering allow our customers to fulfill their routine shopping requirements and minimize their need to shop elsewhere.

•

Everyday Low Prices on Quality Merchandise.  Our research indicates that we offer a price advantage over most food and drug retailers and that our prices are competitive with even the largest discount retailers. Our ability to offer everyday low prices on quality merchandise is supported by our low-cost operating structure and our strategy to maintain a limited number of items per merchandise category, which we believe helps us maintain strong purchasing power. We offer nationally advertised brands at these everyday low prices in addition to offering our own private brands at substantially lower prices.

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

Our Merchandise

We offer a focused assortment of everyday necessities, which we believe helps to drive frequent customer visits, and key items in a broad range of general merchandise categories. Our product assortment provides the opportunity for our customers to address most of their basic shopping needs with one trip. We offer a wide selection of nationally advertised brands from leading manufacturers. Additionally, our private brand products offer even greater value with options to purchase products that we believe to be of comparable quality to national brands as well as value items, each at substantial discounts to the national brands.

Consumables is our largest merchandise category and has become a larger percentage of our total sales in recent years as indicated in the table below. Consumables include paper and cleaning products (such as paper towels, bath tissue, paper dinnerware, trash and storage bags, laundry and other home cleaning supplies); packaged food (such as cereals, canned soups and vegetables, condiments, spices, sugar and flour); perishables (such as milk, eggs, bread, refrigerated and frozen food, beer and wine); snacks (such as candy, cookies, crackers, salty snacks and carbonated beverages); health and beauty (such as over-the-counter medicines and personal care products including soap, body wash, shampoo, dental hygiene and foot care products); pet (such as pet supplies and pet food); and tobacco products.

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

The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2017	2016	2015
Consumables	76.9%	76.4%	75.9%
Seasonal	12.1%	12.2%	12.4%
Home products	6.0%	6.2%	6.3%
Apparel	5.0%	5.2%	5.4%

Our seasonal and home products categories typically account for the highest gross profit margins, and the consumables category typically accounts for the lowest gross profit margin.

The Dollar General Store

The typical Dollar General store is operated by a store manager, one or more assistant store managers, and three or more sales associates. Our stores generally feature a low-cost, no frills building with limited maintenance capital, low operating costs, and a focused merchandise offering within a broad range of categories, allowing us to deliver low retail prices while generating strong cash flows and capital investment returns. Our stores average approximately 7,400 square feet of selling space and approximately 75% of our stores are located in towns of 20,000 or fewer people. We generally have had good success in locating suitable store sites in the past, and we believe that there is ample opportunity for new store growth in existing and new markets. In addition, we believe we have significant opportunities available for our relocation and remodel programs.

Our store growth over the past three years is summarized in the following table:

	Stores at			Net
	Beginning	Stores	Stores	Store	Stores at
Year	of Year	Opened	Closed	Increase	End of Year
2015	11,789	730	36	694	12,483
2016	12,483	900	63	837	13,320
2017	13,320	1,315	101	1,214	14,534

Our Customers

Our customers seek value and convenience. Depending on their financial situation and geographic proximity, customers’ reliance on Dollar General varies from fill-in shopping, to making periodic trips to stock up on household items, to making weekly or more frequent trips to meet most essential needs. We generally locate our stores and plan our merchandise selections to best serve the needs of our core customers, the low and fixed income households often underserved by other retailers, and we are focused on helping them make the most of their spending dollars. At the same time, however, loyal Dollar General shoppers from a wide range of income brackets and life stages appreciate our quality merchandise as well as our attractive value and convenience proposition.

Our Suppliers

We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise. Despite our broad offering, we maintain only a limited number of items per category, allowing us to keep our average costs low. Our largest and second largest suppliers each accounted for approximately 8% of our purchases in 2017. Our private brands come from a diversified supplier base. We directly imported approximately 5% of our purchases at cost in 2017.

We have consistently managed to obtain sufficient quantities of core merchandise and believe that, if one or more of our current sources of supply became unavailable, we generally would be able to obtain alternative sources; however, such alternative sources could increase our merchandise costs or reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales.

Distribution and Transportation

Our stores are currently supported by fifteen distribution centers located strategically throughout our geographic footprint. Our sixteenth and seventeenth distribution centers in Longview, Texas and Amsterdam, New York, respectively, are under construction and each is expected to be completed in 2019. We lease additional temporary warehouse space as necessary to support our distribution needs. We continually analyze and rebalance the network to ensure that it remains efficient and provides the service levels our stores require. See “—Properties” below for additional information pertaining to our distribution centers.

Most of our merchandise flows through our distribution centers and is delivered to our stores by third-party trucking firms, utilizing our trailers. We also own 79 semi-trailer trucks with which we transport our merchandise. In addition, vendors or third-party distributors ship certain food items and other merchandise directly to our stores.

Seasonality

Our business is somewhat seasonal. Generally, our most profitable sales mix occurs in the fourth quarter, which includes the Christmas selling season. In addition, our quarterly results can be affected by the timing of certain holidays, the timing of new store openings and store closings, and the amount of sales contributed by new and existing stores. We typically purchase substantial amounts of inventory in the third quarter and incur higher shipping and payroll costs in the third quarter in anticipation of increased sales activity during the fourth quarter. See Note 12 to the consolidated financial statements for additional information.

Our Competition

We operate in the basic discount consumer goods market, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. We compete with discount stores and with many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety, online, and certain specialty stores. These other retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. Our direct competitors include Family Dollar, Dollar Tree, Big Lots, Fred’s, 99 Cents Only and various local, independent operators, as well as Walmart, Target, Kroger, Aldi, Lidl, Walgreens, CVS, and RiteAid, among others. Certain of our competitors have greater financial, distribution, marketing and other resources than we do. Competition has intensified and we believe it will continue to do so as competitors move into or increase their presence in our geographic and product markets and increase the availability of mobile, web-based and other digital technology to facilitate a more convenient and competitive customer online and in-store shopping experience.

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

Our Employees

As of March 2, 2018, we employed approximately 129,000 full-time and part-time employees, including divisional and regional managers, district managers, store managers, other store personnel and distribution center and administrative personnel. We have increasingly focused on recruiting, training, motivating and retaining employees, and we believe that the quality, performance and morale of our employees continue to be an important part of our success in recent years. We believe our overall relationship with our employees is good.

Our Trademarks

We own marks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property laws, including, without limitation, the trademarks Dollar General®, Dollar General Market®, Clover Valley®, DG®, DG Deals®, DGX®, Forever Pals®, I*Magine®, OT Sport®, OT Revolution®, Smart & Simple®, trueliving®, Sweet Smiles®, Open Trails®, Beauty Cents®, Bobbie Brooks®, Comfort Bay®, Holiday Style®, Swiggles®, More Deals For Your Dollar. Every Day!®, The Fast Way To Save®, Zone Pro®, Operation Storm Force®, Ultimate Caffeine® and Save Time. Save Money. Every Day!®, along with variations and formatives of these trademarks as well as certain other trademarks including Ever Pet™  , DG GO! ™, Perfect Harvest™, In.Out.Save. ™, and the Good Choices – Smart Prices – Good & Smart stylized logo™. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.

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

We believe many of our customers have fixed or low incomes and generally have limited discretionary spending dollars. Any factor that could adversely affect that disposable income would decrease our customers’ confidence, spending, and number of trips to our stores, and could cause our customers to shift their spending to products other than those sold by us or to our less profitable product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, a change in the mix of products we sell, and a reduction in profitability due to lower margins. Factors that could reduce our customers’ disposable income and over which we exercise no influence include but are not limited to adverse economic conditions such as increased or sustained high unemployment or underemployment levels, inflation, increases in fuel or other energy costs and interest rates, lack of available credit, consumer debt levels, higher tax rates and other changes in tax laws, uncertainty regarding government mandated participation in health insurance programs, increasing healthcare and housing costs, and decreases in, or elimination of, government subsidies such as unemployment and food assistance programs.

Many of the factors identified above that affect disposable income, as well as commodity rates, transportation costs (including the costs of fuel), costs of labor, insurance and healthcare, foreign exchange rate fluctuations, lease costs, measures that create barriers to or increase the costs associated with international trade (including increased import duties or tariffs), or changes in other laws and regulations and other economic factors, also affect our ability to plan and execute our strategic initiatives, our cost of goods sold, our selling, general and administrative expenses, and our real estate costs, and may have other adverse consequences which we are unable to fully anticipate or control, all of which may adversely affect our sales or profitability. We have limited or no ability to control many of these factors.

Our plans depend significantly on strategies and initiatives designed to increase sales and profit and improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could affect our performance adversely.

We have short-term and long-term strategies and initiatives (such as those relating to merchandising, marketing, real estate and new store development, digital, sourcing, shrink, private brand, inventory management, distribution and transportation, store operations, store formats, budgeting and expense reduction, and technology) in various stages of testing, evaluation, and implementation, upon which we expect to rely to continue to improve our results of operations and financial condition and to achieve our financial plans. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation, particularly in light of the diverse geographic locations of our stores and the decentralized nature of our field management. General implementation also may be negatively affected by other risk factors described herein. Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives or the cost of these initiatives exceeding management’s estimates could adversely affect our business, results of operations and financial condition.

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

Delays or failures in opening new stores or completing relocations or remodels, or achieving lower than expected sales in these projects, could materially adversely affect our growth and/or profitability. We also may not anticipate all of the challenges imposed by the expansion of our operations and, as a result, may not meet our targets for opening new stores, remodeling or relocating stores or expanding profitably. In addition, our construction costs could increase as a result of economic factors discussed above.

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

The retail business is highly competitive with respect to price, store location, merchandise quality, product assortment and presentation, in-stock consistency, customer service, promotional activity, customers, market share, and employees. We compete with discount stores and with many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety, online retailers, and certain specialty stores. This competitive environment subjects us to the risk of adverse impact to our financial performance because of the lower prices, and thus the lower margins, that may be required to maintain our competitive position. Also, as a discount retailer, due to customer demographics and other factors, we may have limited ability to increase prices in response to increased costs without losing competitive position. This limitation may adversely affect our margins and financial performance. Certain of our competitors have greater financial, distribution, marketing and other resources than we do and may be able to secure better arrangements with suppliers than we can. If we fail to respond effectively to competitive pressures and changes in the retail markets, it could adversely affect our financial performance.

Competition for customers has intensified as competitors have moved into, or increased their presence in, our geographic and product markets and increased the availability of mobile, web-based and other digital technology to facilitate a more convenient and competitive customer online and in-store shopping experience. We expect this competition to continue to increase. We remain vulnerable to the marketing power and high level of consumer recognition of larger competitors and to the risk that these competitors or others could venture into our industry in a significant way, including through the introduction of new store formats. Further, consolidation within the retail industry could significantly alter the competitive dynamics of the retail marketplace. This consolidation may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration and other improvements in their competitive positions, as well as result in the provision of a wider variety of products and services at competitive prices by these consolidated companies, which could adversely affect our financial performance.

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

Our inventory balance represented approximately 52% of our total assets exclusive of goodwill and other intangible assets as of February 2, 2018. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results or that subjects us to the risk of increased inventory shrinkage. If our buying decisions do not accurately predict customer trends, we inappropriately price products or our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot make assurances that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations may be negatively affected.

Any failure to maintain the security of information we hold relating to proprietary business information or our customers, employees and vendors, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could materially disrupt our operations and harm our reputation and sales.

In connection with sales, we transmit confidential credit and debit card information. We also have access to, collect or maintain certain private or confidential information regarding our customers, employees and vendors, as well as our business. Some of this information is stored digitally in connection with our e-commerce website and our mobile applications, some of which may leverage third-party service providers. Additionally, under certain circumstances, we may share information with vendors that assist us in conducting our business (for example, third-party service providers assist us in the transmittal of credit and debit card information in connection with sales), as required by law, or otherwise in accordance with our privacy policy. While we have implemented procedures and technology intended to protect and safeguard our information and require appropriate controls of our service providers, it is possible that cyberattackers might compromise our security measures or those of our technology and other vendors or service providers in the future and obtain the personal information of our customers, employees and vendors that we hold or our business information, as cyberattacks are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated and may not immediately produce signs of intrusion. Moreover, employee error or malfeasance or other irregularities may result in a defeat of our or our third-party vendors’ security measures and breach our or our third-party vendors’ information systems. If customer passwords are obtained through unrelated third-party breaches, cyberattackers also could gain access to our customers’ accounts.

Because we accept debit and credit cards for payment, we are subject to industry data protection standards and protocols, such as the Payment Card Industry Data Security Standards (“PCI DSS”), issued by the Payment Card Industry Security Standards Council. Additionally, we have implemented technology in our stores to allow for the acceptance of Europay, Mastercard and Visa (EMV) credit transactions and point-to-point encryption. Complying with PCI DSS standards and implementing related procedures, technology and information security measures require significant resources and ongoing attention. However, even as we comply with PCI DSS standards and offer EMV and point-to-point encryption technology in our stores, we may be vulnerable to, and unable to detect and appropriately respond to, data security breaches and data loss, including cybersecurity attacks or other breach of cardholder data.

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

We maintain a network of distribution facilities and are moving forward with plans to build new facilities to support our growth objectives. Delays in opening distribution centers could adversely affect our future financial performance by slowing store growth, which may in turn reduce revenue growth, or by increasing transportation costs. In addition, distribution-related construction or expansion projects entail risks that could cause delays and cost overruns, such as: shortages of materials or skilled labor; work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. For these reasons, the completion date and ultimate cost of these projects could differ significantly from initial expectations, and we cannot guarantee that any project will be completed on time or within established budgets.

Risks associated with or faced by our suppliers could adversely affect our financial performance.

The products we sell are sourced from a wide variety of domestic and international suppliers, and we are dependent on our vendors to supply merchandise in a timely and efficient manner. In 2017, our largest and second largest suppliers each accounted for approximately 8% of our purchases. We have not experienced any difficulty in obtaining sufficient quantities of core merchandise and believe that, if one or more of our current sources of supply became unavailable, we would generally be able to obtain alternative sources. However, such alternative sources could increase our merchandise costs, result in a temporary reduction in store inventory levels, and reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales. Additionally, if a supplier fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience merchandise out‑of‑stocks that could lead to lost sales and damage to our reputation.

We directly imported approximately 5% of our purchases (measured at cost) in 2017, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods for any reason, such as political unrest or acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes, and economic conditions and instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, increased import duties, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located or from which they import, are beyond our control and could adversely affect our operations and profitability. While we are working to diversify our sources of imported goods and reduce the percentage of goods imported from China, a substantial amount of our imported merchandise still comes from China, and thus, a change in the Chinese leadership, economic and market conditions, internal economic stimulus actions, or currency or other policies, as well as increases in costs of labor and wage taxes, could negatively impact our merchandise costs. In addition, the United States’ foreign trade policies, duties, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. As we increase our imports of merchandise from foreign vendors, the risks associated with these imports also will increase, and we may be exposed to additional or different risks as we increase imports of goods produced in countries other than China.

Product liability, product recall or other product safety or labeling claims could adversely affect our business, reputation and financial performance.

All of our vendors and their products must comply with applicable product safety laws and regulations (including those relating to product labeling), and we are dependent on them to ensure that the products we buy comply with all applicable safety and labeling standards.  However, product liability, personal injury or other claims may be asserted against us relating to product contamination, product tampering, product expiration, mislabeling, recall and other safety or labeling issues with respect to the products that we sell.

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

Our private brands may not be successful in improving our gross profit rate and may increase certain of the risks we face.

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

Our business is subject to numerous and frequently changing federal, state and local laws and regulations. We routinely incur significant costs in complying with these regulations. The complexity of the regulatory environment in which we operate and the related cost of compliance are increasing due to additional legal and regulatory requirements, our expanding operations, and increased enforcement efforts. Further, uncertainties exist regarding the future application of certain of these legal requirements to our business. New laws, regulations, policies and the related interpretations and enforcement practices, particularly those dealing with environmental compliance, product safety or labeling, food safety, information security and privacy, and labor and employment, among others, or changes in existing laws, regulations, policies and the related interpretations and enforcement practices, particularly those governing the sale of products or employee wages, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall, can result in the imposition of penalties (including loss of licenses, eligibility to accept certain government benefits such as SNAP or significant fines or monetary penalties), class action litigation or other litigation, in addition to reputational damage. Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our overall effective tax rate.

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

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, certain wage and hour and other employment-related claims, including class actions, actions based on certain consumer protection laws, and some natural and other disasters or similar events. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, automobile liability, general liability (including claims made against certain of our landlords) and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition. Although we continue to maintain property insurance for catastrophic events at our store support center and distribution centers, we are effectively self-insured for other property losses. If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

Natural disasters and unusual weather conditions (whether or not caused by climate change), pandemic outbreaks, terrorist acts, and global political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, tornadoes and earthquakes, unusual weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our business and financial performance. Uncharacteristic or significant weather conditions can affect consumer shopping patterns, which could lead to lost sales or greater than expected markdowns and adversely affect our short-term results of operations. To the extent these events result in the closure of one or more of our distribution centers, a significant number of stores, or our corporate headquarters or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries or provide other support functions to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some domestic and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay or increased transportation costs in the delivery of goods to our distribution centers or stores, the inability of customers to reach or have transportation to our stores directly affected by such events, the temporary reduction in the availability of products in our stores and disruption of our utility services or to our information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

Material damage or interruptions to our information systems as a result of external factors, staffing shortages or challenges or difficulties in maintaining or updating our existing technology or developing or implementing new technology could have a material adverse effect on our business or results of operations.

We depend on a variety of information technology systems for the efficient functioning of our business, including, without limitation the processing of transactions and the management of our employees, facilities, logistics, inventories, stores and customer-facing digital operations. We are continually improving our information processes and computer systems to better run our business. These technology initiatives may not deliver desired results or may do so on a delayed schedule. Additionally, such systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, cybersecurity breaches, cyber attacks (including malicious codes, worms, phishing and denial of service attacks, and ransomware), software upgrade failures or code defects, natural disasters and human error. Damage or interruption to, or defects of design related to, these systems may require a significant investment to fix or replace them, and we may suffer interruptions or disruptions in our operations in the interim, may experience loss or corruption of critical data and may receive negative publicity, all of which could have a material adverse effect on our business or results of operations.

We also rely heavily on our information technology staff. Failure to meet these staffing needs may negatively affect our ability to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We rely on certain vendors and service providers to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these vendors, developers or us to continue to maintain and upgrade these information systems and software programs might disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner and could expose us to greater risk of a cybersecurity breach or other cyber attack. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.

Failure to attract, train and retain qualified employees while controlling labor costs, as well as other labor issues, could adversely affect our financial performance.

Our future growth and performance, positive customer experience and regulatory compliance depends on our ability to attract, train, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, wage rates within particular markets, minimum wage laws, health and other insurance costs, changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulations (including changes in employee benefit programs such as health insurance and paid leave programs), employee activism, and our reputation and relevance within the labor market. If we are unable to attract and retain adequate numbers of qualified employees, our operations, customer service levels and support functions could suffer. In addition, to the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. Our ability to pass along labor costs to our customers is constrained by our everyday low price model, and we may not be able to offset such increased costs elsewhere in our business.

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

Because our business is somewhat seasonal, adverse events during the fourth quarter could materially affect our financial statements as a whole.

Primarily because of sales of Christmas-related merchandise, our most profitable sales mix generally occurs in the fourth quarter.  In anticipation of this holiday, we purchase substantial amounts of seasonal inventory. Adverse events, such as deteriorating economic conditions, high unemployment rates, high gas prices, public transportation disruptions, or unusual or unanticipated adverse weather could result in lower-than-planned sales during the Christmas selling season, which in turn could reduce our operating profit. Additionally, an excess of seasonal merchandise inventory could result if our net sales during the Christmas selling season fall below seasonal norms or expectations, which could adversely affect our financial performance and operating results as a result of unanticipated markdowns.

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

The implementation of new accounting standards could require certain systems, internal process and other changes that could increase our operating costs, and also will result in changes to our financial statements. In particular, the implementation of accounting standards related to leases, as issued by the Financial Accounting Standards Board (“FASB”) are requiring us to make significant changes to our lease management and other accounting systems, and will result in a material impact to our consolidated financial statements. Additionally, the FASB has issued accounting standards related to intra-entity transfers that will result in changes to our financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 2, 2018, we operated 14,609 retail stores located in 44 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	720	Nebraska	120
Arizona	109	Nevada	22
Arkansas	414	New Hampshire	30
California	202	New Jersey	121
Colorado	42	New Mexico	97
Connecticut	47	New York	439
Delaware	44	North Carolina	787
Florida	825	North Dakota	15
Georgia	827	Ohio	755
Illinois	521	Oklahoma	429
Indiana	494	Oregon	38
Iowa	224	Pennsylvania	675
Kansas	230	Rhode Island	13
Kentucky	500	South Carolina	518
Louisiana	536	South Dakota	47
Maine	46	Tennessee	733
Maryland	136	Texas	1,413
Massachusetts	41	Utah	11
Michigan	468	Vermont	35
Minnesota	119	Virginia	395
Mississippi	483	West Virginia	234
Missouri	501	Wisconsin	153

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

As of March 2, 2018, we operated fifteen distribution centers, as described in the following table:

	Year	Approximate Square	Number of
Location	Opened	Footage	Stores Served
Scottsville, KY	1959	720,000	695
Ardmore, OK	1994	1,310,000	1,242
South Boston, VA	1997	1,250,000	1,055
Indianola, MS	1998	820,000	787
Fulton, MO	1999	1,150,000	1,204
Alachua, FL	2000	980,000	977
Zanesville, OH	2001	1,170,000	1,223
Jonesville, SC	2005	1,120,000	1,085
Marion, IN	2006	1,110,000	1,191
Bessemer, AL	2012	940,000	1,137
Lebec, CA	2012	600,000	385
Bethel, PA	2014	1,000,000	1,004
San Antonio, TX	2016	920,000	993
Janesville, WI	2016	1,000,000	895
Jackson, GA	2017	1,000,000	736

We lease the distribution centers located in California, Oklahoma, Mississippi and Missouri and own the remaining distribution centers in the table above. Approximately 7.25 acres of the land on which our Kentucky distribution center is located is subject to a ground lease. As of February 2, 2018, we leased approximately 1,082,000 square feet of additional temporary warehouse space to support our distribution needs.

Our executive offices are located in approximately 302,000 square feet of owned buildings and approximately 42,000 square feet of leased office space in Goodlettsville, Tennessee.

ITEM 3. LEGAL PROCEEDINGS

The information contained in Note 7 to the consolidated financial statements under the heading “Legal proceedings” contained in Part II, Item 8 of this report is incorporated herein by this reference.

ITEM 4. MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our current executive officers as of March 23, 2018 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected. There are no familial relationships between any of our directors or executive officers.

Name	Age	Position
Todd J. Vasos	56	Chief Executive Officer and Director
John W. Garratt	49	Executive Vice President and Chief Financial Officer
Jeffery C. Owen	48	Executive Vice President, Store Operations
Robert D. Ravener	59	Executive Vice President and Chief People Officer
Jason S. Reiser	49	Executive Vice President and Chief Merchandising Officer
Rhonda M. Taylor	50	Executive Vice President and General Counsel
Carman R. Wenkoff	50	Executive Vice President and Chief Information Officer
Anita C. Elliott	53	Senior Vice President and Chief Accounting Officer
Michael J. Kindy	52	Senior Vice President, Global Supply Chain

Mr. Vasos has served as Chief Executive Officer and a member of our Board since June 2015.  He joined Dollar General in December 2008 as Executive Vice President, Division President and Chief Merchandising Officer. He was promoted to Chief Operating Officer in November 2013.  Prior to joining Dollar General, Mr. Vasos served in executive positions with Longs Drug Stores Corporation for seven years, including Executive Vice President and Chief Operating Officer (February 2008 through November 2008) and Senior Vice President and Chief Merchandising Officer (2001 –  2008), where he was responsible for all pharmacy and front-end marketing, merchandising, procurement, supply chain, advertising, store development, store layout and space allocation, and the operation of three distribution centers. He also previously served in leadership positions at Phar-Mor Food and Drug Inc. and Eckerd Corporation.

Mr. Garratt has served as Executive Vice President and Chief Financial Officer since December 2015.   He joined Dollar General in October 2014 as Senior Vice President, Finance & Strategy and subsequently served as Interim Chief Financial Officer from July 2015 to December 2015.  Prior to joining Dollar General, Mr. Garratt held various positions of increasing responsibility with Yum! Brands, Inc., one of the world’s largest restaurant companies, between May 2004 and October 2014, holding leadership positions in corporate strategy and financial planning.  He served as Vice President, Finance and Division Controller for the KFC division and earlier for the Pizza Hut division and for Yum Restaurants International between October 2013 and October 2014.  He also served as the Senior Director, Yum Corporate Strategy, from March 2010 to October 2013, reporting directly to the corporate Chief Financial Officer and leading corporate strategy as well as driving key cross-divisional initiatives.  Mr. Garratt served in various other financial positions at Yum from May 2004 to March 2010.  He served as Plant Controller for Alcoa Inc. between April 2002 and May 2004, and held various financial management positions at General Electric from March 1999 to April 2002.  He began his career in May 1990 at Alcoa, where he served for approximately nine years.

Mr. Owen returned to Dollar General in June 2015 as Executive Vice President of Store Operations, with over 21 years of previous employment experience with the Company.  Prior to his departure from Dollar General in July 2014, he was Senior Vice President, Store Operations.  Prior to August 2011, Mr. Owen served as Vice President, Division Manager.  From November 2006 to March 2007, he served as Retail Division Manager.  Prior to November 2006, he was Senior Director, Operations Process Improvement.  Mr. Owen served the Company in various operations roles of increasing importance and responsibility from December 1992 to September 2004.  Mr. Owen has served as a director of Kirkland’s Inc. since March 2015.

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

Mr. Reiser has served as Executive Vice President and Chief Merchandising Officer since July 12, 2017.  Prior thereto, he served as the Executive Vice President and Chief Operating Officer of Vitamin Shoppe, Inc., a multi-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products, from July 2016 to June 2017, where he was responsible for leading merchandising, operations, end-to-end supply chain, information technology, real estate and construction, planning, pricing and merchandising operations. He also previously served as Executive Vice President, Chief Merchandising Officer from January 2014 to June 2016 and as Senior Vice President, Hardlines Merchandising from July 2013 to January 2014, for Dollar Tree, Inc. (successor to Family Dollar Stores, Inc.). Prior to his employment with Family Dollar, Mr. Reiser was employed by Walmart Stores, Inc. for 17 years in a variety of roles, including Vice President, Merchandising, Health & Family Care of Sam’s Club from November 2010 to June 2013; Vice President, Operations & Compliance, Health & Wellness of Sam’s Club from May 2010 to November 2010; Divisional Merchandise Manager, Wellness, from May 2009 to May 2010; Senior Buyer Pharmacy/OTC of Sam’s Club from November 2006 to May 2009; Director, Government Relations and Regulatory Affairs from August 2002 to November 2006; Pharmacy District Manager from August 2000 to August 2002; and Pharmacy Manager from October 1995 to August 2000.

Ms. Taylor has served as Executive Vice President and General Counsel since March 2015.  She joined Dollar General as an Employment Attorney in March 2000 and was subsequently promoted to Senior Employment Attorney in 2001, Deputy General Counsel in 2004, Vice President and Assistant General Counsel in March 2010, and Senior Vice President and General Counsel in June 2013.  Prior to joining Dollar General, she practiced law with Ogletree, Deakins, Nash, Smoak & Stewart, P.C., where she specialized in labor law and employment litigation.  She has also held attorney positions with Ford & Harrison LLP and Stokes Bartholomew.

Mr. Wenkoff has served as Executive Vice President and Chief Information Officer since July 10, 2017.  Prior thereto, he served as the Chief Information Officer (May 2012 – June 2017) and Chief Digital Officer (June 2016 – June 2017) of Franchise World Headquarters, LLC (“Subway”), where he was responsible for global technology and digital strategy, execution and operations for the Subway brand and all of its restaurants. He also owned a Subway franchise in Southport, Connecticut from July 2015 until October 2017. Prior to joining Subway, he served as the Chairman of the Board and Co-President of Retail Gift Card Association, a member organization of diverse, closed loop gift card retailers committed to promoting and protecting the use of gift cards, from February 2008 to May 2012. He also served as the Deputy Chief Information Officer for Independent Purchase Cooperative, Inc., an independent Subway franchisee-owned and operated purchasing and services cooperative, from May 2005 to May 2012, and as President of its subsidiary, Value Pay Services LLC, from May 2005 to February 2011.  He was the founder and President of Stored Value Management, Inc., an independently owned program and consulting company, from January 2004 to May 2005 and the Vice President, Operations and Finance, as well as General Counsel of Ontain Corporation, a technology company focused on providing turn-key retail merchant solutions, from January 2000 to December 2004.  Mr. Wenkoff began his career in 1993 as an articled student, and then attorney with Douglas Symes & Brissenden and served in various legal positions, including General Counsel, with Pivotal Corporation from 1997 to 2000.

Ms. Elliott has served as Senior Vice President and Chief Accounting Officer since December 2015.  She joined Dollar General as Senior Vice President and Controller in August 2005. Prior to joining Dollar General, she served as Vice President and Controller of Big Lots, Inc., a closeout retailer, from May 2001 to August 2005, where she was responsible for accounting operations, financial reporting and internal audit. Prior to serving at Big

Lots, she served as Vice President and Controller for Jitney-Jungle Stores of America, Inc., a grocery retailer, from April 1998 to March 2001. At Jitney-Jungle, Ms. Elliott was responsible for the accounting operations and the internal and external financial reporting functions. Prior to serving at Jitney-Jungle, she practiced public accounting for 12 years, 6 of which were with Ernst & Young LLP.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “DG.” The high and low sales prices during each quarter in fiscal 2017 and 2016 were as follows:

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter
High	$79.35	$79.28	$85.07	$105.82
Low	$67.94	$65.97	$70.30	$79.79

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter
High	$87.42	$96.88	$94.75	$80.67
Low	$67.90	$78.91	$66.50	$68.04

On March 16, 2018, our stock price at the close of the market was $95.43 and there were approximately 2,383 shareholders of record of our common stock.

Dividends

On March 14, 2018, our Board of Directors declared a quarterly cash dividend of $0.29 per share, which is payable on or before April 24, 2018 to shareholders of record of our common stock on April 10, 2018. We paid quarterly cash dividends of $0.26 per share in 2017 and $0.25 per share in 2016. Prior to March 2015, we had not declared or paid recurring dividends since March 2007. Although the Board currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Issuer Purchases of Equity Securities

The following table contains information regarding purchases of our common stock made during the quarter ended February 2, 2018 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b‑18(a)(3) of the Securities Exchange Act of 1934:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs(a)	or Programs(a)
11/04/17-11/30/17	—	$—	—	$634,594,000
12/01/17-12/31/17	2,056,411	$92.38	2,056,411	$444,616,000
01/01/18-02/02/18	954,934	$95.29	954,934	$353,617,000
Total	3,011,345	$93.31	3,011,345	$353,617,000

(a)

On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on March 14, 2018 to increase the repurchase authorization by $1.0 billion, bringing the total value of authorized share repurchases under the program to $6.0 billion. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating information of Dollar General Corporation as of the dates and for the periods indicated. The selected historical statement of income data and statement of cash flows data for the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016, and balance sheet data as of February 2, 2018 and February 3, 2017, have been derived from our historical audited consolidated financial statements included elsewhere in this report. The selected historical statement of income data and statement of cash flows data for the fiscal years ended January 30, 2015 and January 31, 2014 and balance sheet data as of January 29, 2016, January 30, 2015, and January 31, 2014 presented in this table have been derived from audited consolidated financial statements not included in this report.

The information set forth below should be read in conjunction with, and is qualified by reference to, the Consolidated Financial Statements and related notes included in Part II, Item 8 of this report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II,

Item 7 of this report. Certain financial disclosures relating to prior periods have been reclassified to conform to the current year presentation.

(Amounts in millions, excluding per share data,	Year Ended
number of stores, selling square feet, and net sales	February 2,	February 3,	January 29,	January 30,	January 31,
per square foot)	2018	2017(1)	2016	2015	2014
Statement of Income Data:
Net sales	$23,471.0	$21,986.6	$20,368.6	$18,909.6	$17,504.2
Cost of goods sold	16,249.6	15,204.0	14,062.5	13,107.1	12,068.4
Gross profit	7,221.4	6,782.6	6,306.1	5,802.5	5,435.7
Selling, general and administrative expenses	5,213.5	4,719.2	4,365.8	4,033.4	3,699.6
Operating profit	2,007.8	2,063.4	1,940.3	1,769.1	1,736.2
Interest expense	97.0	97.8	86.9	88.2	89.0
Other (income) expense	3.5	—	0.3	—	18.9
Income before income taxes	1,907.3	1,965.6	1,853.0	1,680.9	1,628.3
Income tax expense	368.3	714.5	687.9	615.5	603.2
Net income	$1,539.0	$1,251.1	$1,165.1	$1,065.3	$1,025.1
Earnings per share—basic	$5.64	$4.45	$3.96	$3.50	$3.17
Earnings per share—diluted	5.63	4.43	3.95	3.49	3.17
Dividends per share	1.04	1.00	0.88	—	—
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$1,802.1	$1,605.0	$1,391.7	$1,326.9	$1,244.1
Investing activities	(645.0)	(550.9)	(503.4)	(371.7)	(250.0)
Financing activities	(1,077.6)	(1,024.1)	(1,310.2)	(880.9)	(629.3)
Total capital expenditures	(646.5)	(560.3)	(504.8)	(374.0)	(538.4)
Other Financial and Operating Data:
Same store sales growth(2)	2.7%	0.9%	2.8%	2.8%	3.3%
Same store sales(2)	$21,871.6	$20,348.1	$19,254.3	$17,818.7	$16,365.5
Number of stores included in same store sales calculation	13,150	12,383	11,706	11,052	10,387
Number of stores (at period end)	14,534	13,320	12,483	11,789	11,132
Selling square feet (in thousands at period end)	107,821	98,943	92,477	87,205	82,012
Net sales per square foot(3)	$227	$229	$226	$223	$220
Consumables sales	76.9%	76.4%	75.9%	75.7%	75.2%
Seasonal sales	12.1%	12.2%	12.4%	12.4%	12.9%
Home products sales	6.0%	6.2%	6.3%	6.4%	6.4%
Apparel sales	5.0%	5.2%	5.4%	5.5%	5.5%
Rent expense	$1,081.5	$942.4	$856.9	$785.2	$686.9
Balance Sheet Data (at period end):
Cash and cash equivalents and short-term investments	$267.4	$187.9	$157.9	$579.8	$505.6
Total assets	12,516.9	11,672.3	11,257.9	11,208.6	10,848.2
Long-term debt(4)	3,006.0	3,211.5	2,970.6	2,725.1	2,799.5
Total shareholders’ equity	6,125.8	5,406.3	5,377.9	5,710.0	5,402.2

(1)	The fiscal year ended February 3, 2017 was comprised of 53 weeks.

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

(4)	Debt issuance costs are reflected as a deduction from the corresponding debt liability for all periods presented.

	Year Ended
	February 2,		February 3,		January 29,		January 30,		January 31,
	2018		2017(1)		2016		2015		2014
Ratio of earnings to fixed charges(2):	3.9	x	4.3	x	4.5	x	4.4	x	4.7	x

(1)	The fiscal year ended February 3, 2017 was comprised of 53 weeks.

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

Executive Overview

We are among the largest discount retailers in the United States by number of stores, with 14,609 stores located in 44 states as of March 2, 2018, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

Because the customers we serve are value-conscious, many with low or fixed incomes, we are intensely focused on helping them make the most of their spending dollars. We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of macroeconomic environments. Like other retailers, we have been operating for several years in an environment with ongoing macroeconomic challenges and uncertainties. Our core customers are often among the first to be affected by negative or uncertain economic conditions, and are among the last to feel the effects of improving economic conditions particularly when, as in the recent past, trends are inconsistent and their duration unknown. The primary macroeconomic factors that affect our core customers include the unemployment rate, the underemployment rate, wage growth, fuel prices, and changes to certain government assistance programs, such as the Supplemental Nutrition Assistance Program. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budget, such as rent and healthcare.  We believe that at various times the overall effect of the factors listed above has negatively affected our customer traffic and could do so in the future.

During 2017, we continued to make progress on certain strategic initiatives to pursue long-term growth opportunities. Such opportunities include leveraging existing and developing additional digital tools and technology to provide our customers with additional shopping access points and even greater convenience, as well as an in-depth analysis of and refreshed approach to our non-consumables product offerings. These growth initiatives will be ongoing priorities in 2018, while ensuring that we maintain our brand heritage and build upon our organizational capabilities.

We remain committed to the following long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our people as a competitive advantage.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount, as well as an ongoing focus on enhancing our gross margins while maintaining both everyday low price and affordability.

Historically, our sales of consumables, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales of non-consumables, which tend to have higher gross margins, have contributed to profitable sales growth and an increase in average transaction amount.  In addition, throughout 2017, our sales mix continued to shift slightly toward consumables, and, within consumables, slightly toward lower margin departments such as perishables and tobacco. We expect the trends of consumables, and lower margin consumables, comprising an increasingly larger percentage of our sales than non-consumables to continue throughout at least the beginning of 2018. Certain of our initiatives, including those related to the non-consumables categories, are intended to address these trends, although there can be no assurance we will be successful in their reversal.

We believe same-store sales growth is key to achieving our financial objectives. Accordingly, our initiatives are designed to increase customer traffic and average transaction amounts. We made significant progress in 2017 on many of these initiatives, which included the continued expansion of coolers, the rollout of additional strategies across many of our merchandise departments, including a redesign of our Health and Beauty department to drive further product awareness and market share, a continued focus on improving our in-stock position and the addition of a queue line containing items intended to drive impulse purchases in a portion of our existing store base. In 2018, we plan to continue expanding the cooler count, as well as to launch a second phase of the Health and Beauty initiative. Additionally, we plan to implement a redesign of the snack and beverage aisle to enhance customer awareness, particularly in immediate consumption items. We  also plan to test an expanded assortment of “better-for-you” food choices across a select group of stores. In non-consumables, the planned introduction of new and expanded product classes will provide increased opportunities for our customers to take advantage of our value and convenience offering. Many of these initiatives support our plans to continue investing in our existing store base, with a goal to drive increased customer traffic and average transaction amount and, as a result, our same-store sales.

We demonstrate our commitment to the affordability needs of our core customer as more than 80% of our stock-keeping units were priced at $5 or less at the end of 2017.  Even as we work to provide everyday low prices and meet our customers’ affordability needs, we also remain focused on enhancing our margins through effective category management, inventory shrink reduction initiatives, private brands penetration, distribution and transportation efficiencies, global sourcing and pricing and markdown optimization. With respect to category management, we strive to maintain an appropriate mix of consumables and non-consumables sales because, as noted above, the mix of sales affects profitability due to the varying gross margins between, and even within, the consumables and non-consumables categories. We believe expanded and improved private brand offerings in 2018 will provide increased value offerings for our customers in addition to improving the profitability of certain product categories. To support our efforts to reduce inventory shrink, in 2018 we expect to continue to implement in-store defensive merchandising and technology-based tools, including a significant increase in the number of stores utilizing Electronic Article Surveillance (“EAS”), as the results from stores in which EAS has been implemented suggest these measures help reduce shrink and improve our in-stock position. Increasing carrier and fuel rates pressured our overall gross margin in the latter half of 2017, and we anticipate that these negative impacts will continue into and throughout 2018. However, we continue to seek to reduce our stem miles and optimize shipment loads to improve distribution and transportation efficiencies.

To support our other operating priorities, we remain focused on capturing growth opportunities. In 2017, we opened 1,315 new stores, along with remodeling or relocating 764 stores. For 2018, we plan to open approximately 900 new stores, remodel approximately 1,000 mature store locations, and relocate approximately 100 stores for an approximate total of 2,000 real estate projects.

We continue to innovate within our channel and are able to utilize the most productive of our various store formats based on the specific market opportunity.  We expect that our traditional 7,300 square foot store format will continue to be the primary store layout for new stores, relocations and remodels in 2018. We expect a significant number of the planned 1,000 remodels in 2018 to include a greater cooler count for increased selection of perishable items. In addition, our smaller format store (less than 6,000 square feet) allows us to capture growth opportunities in metropolitan areas as well as in rural areas with a low number of households. We continue to incorporate into our existing store base lessons learned from our various store formats and layouts with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

To support our new store growth and drive productivity, we continue to make investments in our distribution center network. Our fifteenth distribution center in Jackson, Georgia began shipping in October 2017. We began construction on our sixteenth and seventeenth distribution centers in Longview, Texas and Amsterdam, New York, respectively, in 2017 to continue to support our growth. We expect both of these distribution centers to open in 2019.

We have established a position as a low-cost operator, continuously seeking ways to reduce or control costs that do not affect our customers’ shopping experience. We plan to continue enhancing this position over time as we aim to continually streamline our business while also employing ongoing cost discipline to reduce certain expenses as a percentage of sales. Although we did not leverage Selling, General & Administrative (“SG&A”) expenses in 2017, as discussed in more detail below, it was largely because of specific planned investments such as store manager pay and training, and the increased store openings in the second half of the year, both of which will pressure SG&A comparisons in the first half of 2018.

In 2017, we installed LED lighting in a significant number of stores, which reduces utilities and maintenance costs across our store base in addition to fostering a more customer and environmentally friendly shopping experience. We anticipate the remaining stores in the chain that are eligible for our LED lighting program will be completed in 2018.  Over the long term, we believe actions such as these will support our goal of leveraging SG&A expenses at a lower same store sales growth percentage.  In addition, we remain committed to simplifying or eliminating store-level tasks and processes so that those time savings can be reinvested by our store managers and their teams in important areas such as enhanced customer service, higher in-stock levels and improved store standards.

Our employees are a competitive advantage, and we are always searching for ways to continue investing in them.  We invest in our employees in an effort to create an environment that attracts and retains talented personnel, as we believe that, particularly at the store level, employees who are promoted from within our company generally have longer tenures and are greater contributors to improvements in our financial performance.  Our store managers play an important role in our customer experience and individual store profitability, and beginning in March 2017 we implemented certain investments in compensation and training for this position in the form of increased SG&A expenses that we believe have already contributed to improved customer experience scores, higher sales and improved turnover metrics.

To further enhance shareholder return, we continued to repurchase shares of our common stock and paid quarterly cash dividends throughout 2017. In 2018, we intend to continue our share repurchase activity, at a significantly greater dollar amount than in 2017, and to pay quarterly cash dividends, subject to Board discretion and approval.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other impacts, the Act reduces the federal corporate tax rate to 21% from 35% effective January 1, 2018. The Act reduced our effective tax rate in 2017 primarily as a result of the one-time remeasurement of the federal portion of our deferred tax assets and liabilities to a lower rate, accompanied by a reduction in the current year federal corporate tax rate to 33.7%, due to our fiscal year ending approximately one month after the effective date of the Act.  The Act will have a positive material impact on our effective tax rate in 2018 and subsequent years.

A continued focus on our four operating priorities as discussed above, coupled with strong cash flow management and share repurchases resulted in solid overall operating and financial performance in 2017 as compared to 2016, as set forth below. Basis points, as referred to below, are equal to 0.01% as a percentage of net sales.

•

Net sales in 2017 increased 6.8% over 2016. Sales in same-stores increased 2.7%, due to an increase in average transaction amount and increased customer traffic. Average sales per square foot in 2017 were $227 compared to $229, including a $4 contribution from the 53rd week, in 2016.

•	Our gross profit rate decreased by 8 basis points due primarily to a greater proportion of sales of consumables compared to non-consumables, higher markdowns, and increased transportation costs.

•	The increase in SG&A, as a percentage of sales, was due primarily to increases in retail labor costs, occupancy costs and store closures and related costs.

•	The decrease in the effective income tax rate to 19.3% in 2017 from 36.3% in 2016 was due primarily to changes (some of which are nonrecurring) to the federal income tax laws pursuant to the Act.

•

We reported net income of $1.54 billion, or $5.63 per diluted share, for 2017 compared to net income of $1.25 billion, or $4.43 per diluted share, for 2016. Reduced income tax expense in 2017 due to the Act contributed to the increase in diluted earnings per share.

•

We generated approximately $1.8 billion of cash flows from operating activities in 2017, an increase of 12.3% compared to 2016. We primarily utilized our cash flows from operating activities to invest in the growth of our business, repurchase our common stock, and pay quarterly cash dividends.

•	Inventory turnover was 4.7 times on a rolling four-quarter basis. Inventories increased 1.5% on a per store basis compared to 2016.

•	We repurchased approximately 7.1 million shares of our outstanding common stock for $580 million.

Readers should refer to the detailed discussion of our operating results below for additional comments on financial performance in the current year as compared with the prior years presented.

Results of Operations

Accounting Periods. The following text contains references to years 2017, 2016, and 2015, which represent fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal year 2016 was a 53-week accounting period and fiscal years 2017 and 2015 were 52-week accounting periods.

Seasonality.  The nature of our business is somewhat seasonal. Primarily because of sales of Christmas-related merchandise, operating profit in our fourth quarter (November, December and January) has historically been higher than operating profit achieved in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

The following table contains results of operations data for fiscal years 2017, 2016 and 2015, and the dollar and percentage variances among those years.

				2017 vs. 2016		2016 vs. 2015
(amounts in millions, except				Amount	%	Amount	%
per share amounts)	2017	2016	2015	Change	Change	Change	Change
Net sales by category:
Consumables	$18,054.8	$16,798.9	$15,457.6	$1,255.9	7.5%	$1,341.3	8.7%
% of net sales	76.92%	76.41%	75.89%
Seasonal	2,837.3	2,674.3	2,522.7	163.0	6.1	151.6	6.0
% of net sales	12.09%	12.16%	12.39%
Home products	1,400.6	1,373.4	1,289.4	27.2	2.0	84.0	6.5
% of net sales	5.97%	6.25%	6.33%
Apparel	1,178.3	1,140.0	1,098.8	38.3	3.4	41.2	3.7
% of net sales	5.02%	5.18%	5.39%
Net sales	$23,471.0	$21,986.6	$20,368.6	$1,484.4	6.8%	$1,618.0	7.9%
Cost of goods sold	16,249.6	15,204.0	14,062.5	1,045.6	6.9	1,141.5	8.1
% of net sales	69.23%	69.15%	69.04%
Gross profit	7,221.4	6,782.6	6,306.1	438.7	6.5	476.5	7.6
% of net sales	30.77%	30.85%	30.96%
Selling, general and administrative expenses	5,213.5	4,719.2	4,365.8	494.4	10.5	353.4	8.1
% of net sales	22.21%	21.46%	21.43%
Operating profit	2,007.8	2,063.4	1,940.3	(55.6)	(2.7)	123.2	6.3
% of net sales	8.55%	9.39%	9.53%
Interest expense	97.0	97.8	86.9	(0.8)	(0.8)	10.9	12.5
% of net sales	0.41%	0.44%	0.43%
Other (income) expense	3.5	—	0.3	3.5	—	(0.3)	(100.0)
% of net sales	0.01%	0.00%	0.00%
Income before income taxes	1,907.3	1,965.6	1,853.0	(58.3)	(3.0)	112.6	6.1
% of net sales	8.13%	8.94%	9.10%
Income tax expense	368.3	714.5	687.9	(346.2)	(48.5)	26.6	3.9
% of net sales	1.57%	3.25%	3.38%
Net income	$1,539.0	$1,251.1	$1,165.1	$287.8	23.0%	$86.1	7.4%
% of net sales	6.56%	5.69%	5.72%
Diluted earnings per share	$5.63	$4.43	$3.95	$1.20	27.1%	$0.48	12.2%

Net Sales. The net sales increase in 2017 reflects a same-store sales increase of 2.7% compared to 2016. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. Changes in same-store sales are calculated based on the comparable calendar weeks in the prior year, and include stores that have been remodeled, expanded or relocated.  In 2017, our 13,150 same-stores accounted for sales of $21.9 billion. The increase in same-store sales was due to increases in average transaction amount and customer traffic relative to 2016. Same-store sales in 2017 increased in the consumables and seasonal categories, and declined in the home products and apparel categories, compared to 2016. Same-store sales results in 2017 for the three non-consumables categories, when aggregated, were positive. Net sales for the 53rd week of 2016 totaled $398.7 million. The 2017 net sales increase was positively affected by new stores, modestly offset by sales from closed stores.

The net sales increase in 2016 reflects a same-store sales increase of 0.9% compared to 2015, primarily due to an increase in average transaction amount accompanied by customer traffic that was essentially unchanged as compared to the prior year. For 2016, there were 12,383 same-stores, which accounted for sales of $20.3 billion. Same-store sales results in 2016 reflect positive results in the consumables and home products categories, partially offset by negative results in the apparel and seasonal categories, compared to 2015. The remainder of the 2016 net sales increase was attributable to new stores, partially offset by sales from closed stores.

Of our four major merchandise categories, the consumables category, which generally has a lower gross profit rate than the other three categories, has grown most significantly over the past several years. Because of the impact of sales mix on gross profit, we continually review our merchandise mix and strive to adjust it when appropriate.

Gross Profit. For 2017, gross profit increased by 6.5%, and as a percentage of net sales decreased by 8 basis points to 30.8% compared to 2016.  A greater proportion of sales of consumables, which generally have a lower gross profit rate than our other product categories, and sales of lower margin products comprising a higher proportion of consumables sales, reduced the gross profit rate. Higher markdowns, which were primarily for promotional activities, and increases in transportation costs also reduced the gross profit rate, and these factors were partially offset by higher initial markups on inventory purchases and an improved rate of inventory shrinkage.

For 2016, gross profit increased by 7.6%, and as a percentage of net sales decreased by 11 basis points to 30.8% compared to 2015. The gross profit rate decrease in 2016 as compared to 2015 primarily reflects increased markdowns which were driven by promotional and inventory clearance activity, sales of lower-margin consumables comprising a greater proportion of net sales, and increased inventory shrink, partially offset by higher initial inventory markups and lower transportation costs.

SG&A. SG&A as a percentage of sales was 22.2% in 2017 compared to 21.5% in 2016, an increase of 75 basis points. The 2017 results reflect increased retail labor expenses, which includes our investment in store manager compensation, increased occupancy costs, and higher incentive compensation, each of which increased at a rate greater than the increase in net sales. Partially offsetting these increased expenses were reduced advertising costs, and costs that increased at a rate less than the increase in net sales, including utilities and waste management costs primarily resulting from our recycling efforts. The 2017 results include costs of $24.0 million related to 35 underperforming stores closed prior to the end of the year, primarily expenses for remaining lease liabilities. The 2017 results also reflect an increase in hurricane and other disaster-related expenses of approximately $18.0 million compared to 2016. SG&A as a percentage of sales was favorably impacted in 2016 by increased sales including the 53rd week discussed above, among other factors.

SG&A was 21.5% as a percentage of net sales in 2016, increasing by 3 basis points over 2015. The 2016 results reflect increases in retail labor costs, which increased at a rate greater than the increase in net sales, partially offset by reductions in administrative payroll costs, incentive compensation expenses, and advertising costs. The 2016 results also reflect an increase in hurricane and other disaster-related expenses of $12.2 million over the comparable 2015 amounts.

Interest Expense.  Interest expense decreased $0.8 million to $97.0 million in 2017 compared to 2016. Interest expense increased $10.9 million to $97.8 million in 2016 compared to 2015 primarily due to an increase in average debt outstanding and higher average interest rates. See the detailed discussion under “Liquidity and Capital Resources” regarding the financing of various long-term obligations.

We had consolidated outstanding variable-rate debt of $612.5 million and $924.3 million as of February 2, 2018 and February 3, 2017, respectively.  The remainder of our outstanding indebtedness at February 2, 2018 and February 3, 2017 was fixed rate debt.

Other (income) expense. Other (income) expense in 2017 reflects expenses associated with the issuance and refinancing of long-term debt during the first quarter of 2017.

Income Taxes. The effective income tax rates for 2017, 2016 and 2015 were expenses of 19.3%, 36.3% and 37.1%, respectively.

Under accounting standards for income taxes, the impact of new tax legislation must be taken into account in the period in which the new legislation is enacted, including the remeasurement of deferred tax assets and liabilities at the tax rates at which such items are expected to reverse in future periods. Subsequent to the signing of the Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which allows companies to record provisional amounts during a measurement period not to extend beyond one year after the enactment date while the accounting impact is still under analysis. Our 2017 provision for income taxes reflects such estimates due to the changes in income tax law, including a provisional tax benefit of $335 million. The provisional tax benefit consists of $310.8 million related to the one-time remeasurement of the federal portion of our deferred tax assets and liabilities at the 21% rate and $24.2 million related to the reduced statutory tax rate of 33.7%, compared to 35% in prior years.  The ultimate impact may differ from these provisional amounts due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued and actions we may take as a result of the Act. Any subsequent adjustments to provisional estimates will be reflected in our income tax provision during one or more periods in 2018.

The effective income tax rate for 2017 was 19.3% compared to a rate of 36.3% for 2016 which represents a net decrease of 17.0 percentage points. The effective income tax rate was lower in 2017 primarily due to the one-time remeasurement of the federal portions of our deferred tax assets and liabilities at 21%, accompanied by the changes in the federal income tax laws pursuant to the Act that lowered our statutory federal tax rate to 33.7% for the 2017 fiscal year, compared to 35% in 2016.

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

Effects of Inflation

In 2016, we experienced product cost deflation reflecting reductions in commodity costs primarily related to food products. We experienced minimal overall commodity cost inflation or deflation in 2017 and 2015.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

During the past three years, we have generated an aggregate of approximately $4.8 billion in cash flows from operating activities and incurred approximately $1.7 billion in capital expenditures. During that period, we expanded the number of stores we operate by 2,745, representing growth of approximately 23%, and we remodeled or relocated 2,551 stores, or approximately 22% of the stores we operated as of the beginning of the period. In 2018, we intend to continue our current strategy of pursuing store growth, remodels and relocations.

At February 2, 2018, we had a $1.4 billion unsecured credit agreement (the “Facilities”), $2.4 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability of up to $1.0 billion. At February 2, 2018, we had total outstanding debt (including the current portion of long-term obligations) of $3.0 billion, which includes balances under the Term Facility (as defined below), commercial paper, and senior notes, all of which are described in greater detail below. Our borrowing availability under the unsecured credit agreement may be effectively limited by borrowings under the commercial paper program as further described below. The information contained in Note 5 to the consolidated financial statements contained in Part II, Item 8 of this report is incorporated herein by reference.

We believe our cash flow from operations, including anticipated increases resulting from the Act, and our existing cash balances, combined with availability under the Facilities (as defined below), the commercial paper program and access to the debt markets will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending and anticipated dividend payments for a period that includes the next twelve months as well as the next several years.  However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control.  Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

For fiscal 2018, we anticipate potential borrowings under the unsecured revolving credit facility described below and our commercial paper program to be a maximum of approximately $800 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

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

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of February 2, 2018 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility. As of February 2, 2018, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on our long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 2.7% as of February 2, 2018.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required principal amortization under the Facilities. The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of February 2, 2018, we were in compliance with all such covenants.  The Facilities also contain customary events of default.

As of February 2, 2018, the entire balance of the Term Facility was outstanding, and under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $9.1 million, and borrowing availability of $1.2 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $624.7 million at February 2, 2018. In addition, as of February 2, 2018 we had outstanding letters of credit of $37.5 million which were issued pursuant to separate agreements.

Commercial Paper

As of February 2, 2018, we had outstanding unsecured commercial paper notes (the “CP Notes”) of $616.2 million, $186 million of which were held by a wholly-owned subsidiary.  The consolidated balance of $430.2 million was classified as long-term obligations on the consolidated balance sheet due to our intent and ability to refinance these obligations as long-term debt. Under this program, we may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness.  We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.  As of February 2, 2018, the outstanding CP Notes had a weighted average borrowing rate of 1.8%.

Senior Notes

In April 2013 we issued $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”) at a discount of $0.5 million, which are scheduled to mature on April 15, 2018 and $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”) at a discount of $2.4 million, which are scheduled to mature on April 15, 2023. In October 2015 we issued $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”) at a discount of $0.8 million, which are scheduled to mature on November 1, 2025. In April 2017 we issued $600.0 million aggregate principal amount of 3.875% senior notes due 2027 (the “2027 Senior Notes”) at a discount of $0.4 million, which are scheduled to mature on April 15, 2027. Collectively, the 2018 Senior Notes, the 2023 Senior Notes, 2025 Senior Notes, and 2027 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). Interest on the 2018 Senior Notes, the 2023 Senior Notes, and the 2027 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 Senior Notes is payable in cash on May 1 and November 1 of each year. We expect to refinance the 2018 Senior Notes on or prior to their maturity utilizing proceeds from the issuance of additional senior notes, revolver borrowings or the issuance of commercial paper.

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

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of February 2, 2018 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$3,012,535	$830,200	$176,080	$1,190	$2,005,065
Capital lease obligations	12,321	1,345	2,828	2,514	5,634
Interest(a)	552,891	87,849	155,553	147,248	162,241
Self-insurance liabilities(b)	231,055	96,438	91,657	28,966	13,994
Operating lease obligations(c)	9,108,164	1,088,538	2,011,558	1,723,759	4,284,309
Subtotal	$12,916,966	$2,104,370	$2,437,676	$1,903,677	$6,471,243

	Commitments Expiring by Period
Commercial commitments(d)	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Letters of credit	$16,831	$16,831	$—	$—	$—
Purchase obligations(e)	1,036,737	1,005,939	30,798	—	—
Subtotal	$1,053,568	$1,022,770	$30,798	$—	$—
Total contractual obligations and commercial commitments(f)	$13,970,534	$3,127,140	$2,468,474	$1,903,677	$6,471,243

(a)

Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, using 2017 year end rates and balances. Variable rate long-term debt includes the Revolving Facility (although such facility had a balance of zero as of February 2, 2018), the CP Notes (which had a balance of $430.2 million as of February 2, 2018, net of $186 million held by a wholly-owned subsidiary), the balance of an outstanding tax increment financing of $7.3 million, and the balance of the Term Facility of $175 million.

(b)

We retain a significant portion of the risk for our workers’ compensation, employee health, general liability, property loss, automobile, and third-party landlord claims exposures. As these obligations do not have scheduled maturities, these amounts represent undiscounted estimates based upon actuarial assumptions. Substantially all amounts are reflected on an undiscounted basis in our consolidated balance sheets.

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

(f)

We have potential payment obligations associated with uncertain tax positions that are not reflected in these totals. We are currently unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities for the $2.5 million of reserves for uncertain tax positions.

Share Repurchase Program

Our existing common stock repurchase program had a total remaining authorization of approximately $354 million at February 2, 2018. Our Board of Directors increased by $1.0 billion the authorization available under this common stock repurchase program on March 14, 2018. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more detail about our share repurchase program, see Note 11 to the consolidated financial statements.

Other Considerations

On March 14, 2018, the Board of Directors declared a quarterly cash dividend of $0.29 per share which is payable on or before April 24, 2018 to shareholders of record of our common stock on April 10, 2018. We paid quarterly cash dividends of $0.26 per share in 2017. Although the Board currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other factors, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant in its sole discretion.

Our inventory balance represented approximately 52% of our total assets exclusive of goodwill and other intangible assets as of February 2, 2018. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Cash Flows

Cash flows from operating activities. Cash flows from operating activities were $1.8 billion in 2017, which represents a $197.1 million increase compared to 2016. Net income increased by $287.8 million in 2017 over 2016, offset by changes in merchandise inventories which resulted in a $348.4 million decrease in 2017 as compared to a decrease of $171.9 million in 2016. Changes in accounts payable resulted in a $427.9 million increase in 2017 compared to a $56.5 million increase in 2016, due primarily to the timing of receipts and payments which was partially impacted by certain changes in payment terms.

Cash flows from operating activities were $1.6 billion in 2016, an increase of $213.4 million compared to 2015. Significant components of the increase in cash flows from operating activities in 2016 compared to 2015 include increased net income due primarily to increased sales and operating profit in 2016 as described in more detail above under “Results of Operations.” Changes in merchandise inventories resulted in a reduction in working capital usage in 2016 compared to 2015 as described in greater detail below. Accounts payable increased by $56.5 million in 2016 compared to a $105.6 million increase in 2015, due primarily to the timing of merchandise receipts and related payments which were impacted by certain changes in payment terms.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 11% in 2017, by 6% in 2016, and by 10% in 2015. Inventory levels in the consumables category increased by $322.9 million, or 16%, in 2017, by $54.5 million, or 3% in 2016, and by $218.4 million, or 13%, in 2015. The seasonal category increased by $14.9 million, or 2%, in 2017, by $79.5 million, or 15%, in 2016, and by $63.2 million, or 13%, in 2015. The home products category increased by $10.6 million, or 3%, in 2017, by $40.8 million, or 14%, in 2016, and by $12.8 million, or 5%, in 2015. The apparel category increased by $1.9 million, or 1%, in 2017, increased by $9.9 million, or 3%, in 2016, and decreased by $2.7 million, or 1%, in 2015.

Cash flows from investing activities. Significant components of property and equipment purchases in 2017 included the following approximate amounts: $231 million for improvements, upgrades, remodels and relocations of existing stores; $203 million for new leased stores; $176 million for distribution and transportation-related projects; and $30 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During 2017, we opened 1,315 new stores and remodeled or relocated 764 stores.

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

Capital expenditures during 2018 are projected to be in the range of $725 to $800 million. We anticipate funding 2018 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional senior notes or CP Notes. We plan to continue to invest in store growth and development of approximately 900 new stores and approximately 1,100 stores to be remodeled or relocated. Capital expenditures in 2018 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. In 2017, we had net proceeds from the issuance of the 2027 Senior Notes of $599.6 million, we redeemed the 2017 Senior Notes for $500.0 million, and made a principal payment on the Term Facility of $250.0 million. We had a net decrease in consolidated commercial paper borrowings in 2017 of $60.3 million and had no borrowings or repayments under the Revolving Facility. We repurchased 7.1 million outstanding shares of our common stock in 2017 at a total cost of $579.7 million, and paid cash dividends of $282.9 million.

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

Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new accounting standards related to the recognition of revenue, which specified an effective date for annual reporting periods beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, with earlier adoption permitted only for annual reporting periods beginning after December 15, 2016. The new guidance allows companies to use either a full retrospective or a modified retrospective approach in the adoption of this guidance. We formed a project team to assess and implement the standard by compiling a list of the applicable revenue streams, evaluating relevant contracts and comparing our current accounting policies to the new standard. As a result of the efforts of this project team, we identified customer incentives and gross versus net considerations as the areas in which we would most likely be affected by the new guidance. We have assessed the impacts of the new standard and the related design of internal control over financial reporting. Based upon the terms of our agreements and the materiality of our transactions related to customer incentives and gross versus net considerations, the adoption had no effect on our consolidated results of operations, financial position or cash flows. We adopted this guidance on February 3, 2018.

In February 2016, the FASB issued new guidance related to lease accounting, which when effective will require a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Currently, a modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The FASB has proposed guidance which would allow companies to record the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings, although such guidance has not yet been formally issued. We formed a project team to assess and implement the standard, which is evaluating existing contractual arrangements for embedded leases, and comparing our current accounting policies to the new standard. As a result of the efforts of this project team, we have identified store leases as the area in which we would most likely be affected by the new guidance. Our assessment of the impact that adoption of this guidance will have on our consolidated financial statements is ongoing and we are anticipating a material impact because we are party to a significant number of lease contracts for our stores.

In October 2016, the FASB issued amendments to existing guidance related to accounting for intra-entity transfers of assets other than inventory. These amendments require an entity to recognize the income tax consequences of such transfers when the transfer occurs and affects our historical accounting for intra-entity transfers of certain intangible assets. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted subject to certain guidelines. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We adopted this guidance on February 3, 2018 which will result in an increase in deferred income tax liabilities and a decrease in retained earnings of approximately $33.6 million in the first quarter of 2018.

In January 2017, the FASB issued amendments to existing guidance related to the subsequent measurement of goodwill. These amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Subsequent to adoption, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The amendments should be applied on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition.  Our assessment of the impact that adoption of this guidance will have on our consolidated financial statements is ongoing, but we do not anticipate a material effect on our consolidated results of operations, financial position or cash flows.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market (“LCM”) with cost determined using the retail last in, first out (“LIFO”) method.  We use the retail inventory method (“RIM”) to calculate gross profit and the resulting valuation of inventories at cost, which are computed utilizing a calculated cost-to-retail inventory ratio at an inventory department level. We apply the RIM to these departments, which are groups of products that are fairly uniform in terms of cost, selling price relationship and turnover. The RIM will result in valuing inventories at LCM if permanent markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the retail inventory method calculation are certain management judgments and estimates that may impact the ending inventory valuation at cost, as well as the gross profit recognized. These judgments include ensuring departments consist of similar products, recording estimated shrinkage between physical inventories, and timely recording of markdowns needed to sell inventory.

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

Our most recent evaluation of our goodwill and indefinite lived trade name intangible assets was completed during the third quarter of 2017. No indicators of impairment were evident and no assessment of or adjustment to these assets was required. We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future impairment charges.

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

Insurance Liabilities. We retain a significant portion of the risk for our workers’ compensation, employee health, general liability, property loss, automobile and third-party landlord claim exposures. These represent significant costs primarily due to our large employee base and number of stores. Provisions are made for these liabilities on an undiscounted basis. Certain of these liabilities are based on actual claim data and estimates of incurred but not reported claims developed using actuarial methodologies based on historical claim trends, which have been and are anticipated to continue to be materially accurate. If future claim trends deviate from recent historical patterns, or other unanticipated events affect the number and significance of future claims, we may be required to record additional expenses or expense reductions, which could be material to our future financial results.

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

Contingent Liabilities - Legal Matters. We are subject to legal, regulatory and other proceedings and claims. We establish liabilities as appropriate for these claims and proceedings based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in our financial statements and SEC filings, management’s view of our exposure. We review outstanding claims and proceedings with external counsel, as needed, to assess probability and estimates of loss, which includes an analysis of whether such loss estimates are probable, reasonably possible, or remote. We re-evaluate these assessments on a quarterly basis or as new and significant information becomes available to determine whether a liability should be established or if any existing liability should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded liability. In addition, because it is not permissible under U.S. GAAP to establish a litigation liability until the loss is both probable and estimable, in some cases there may be insufficient time to establish a liability prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

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

Interest Rate Risk

We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Our principal interest rate exposure relates to outstanding amounts under our unsecured debt facilities as well as our commercial paper program. As of February 2, 2018, we had variable rate borrowings of $175 million under our Term Facility, consolidated borrowings of $430.2 million under our commercial paper program, and no borrowings outstanding under our Revolving Facility. In order to mitigate a portion of the variable rate interest exposure under the credit facilities, in prior years we have entered into various interest rate swaps. As of February 2, 2018, no such interest rate swaps were outstanding and, as a result, we are exposed to fluctuations in variable interest rates under the credit facilities and our commercial paper program. For a detailed discussion of our credit facilities and our commercial paper program, see Note 5 to the consolidated financial statements.

A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows. Based on our variable rate borrowing levels as of February 2, 2018 and February 3, 2017, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $6.1 million in 2017 and $9.2 million in 2016.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries (the Company) as of February 2, 2018 and February 3, 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended February 2, 2018, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2018 and February 3, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 23, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Nashville, Tennessee

March 23, 2018

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 2,	February 3,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$267,441	$187,915
Merchandise inventories	3,609,025	3,258,785
Income taxes receivable	108,265	11,050
Prepaid expenses and other current assets	263,121	220,021
Total current assets	4,247,852	3,677,771
Net property and equipment	2,701,282	2,434,456
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,428	1,200,659
Other assets, net	28,760	20,823
Total assets	$12,516,911	$11,672,298
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$401,345	$500,950
Accounts payable	2,009,771	1,557,596
Accrued expenses and other	549,658	500,866
Income taxes payable	4,104	63,393
Total current liabilities	2,964,878	2,622,805
Long-term obligations	2,604,613	2,710,576
Deferred income taxes	515,702	652,841
Other liabilities	305,944	279,782
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 1,000 shares authorized	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 268,733 and 275,212 shares issued and outstanding at February 2, 2018 and February 3, 2017, respectively	235,141	240,811
Additional paid-in capital	3,196,462	3,154,606
Retained earnings	2,698,352	2,015,867
Accumulated other comprehensive loss	(4,181)	(4,990)
Total shareholders’ equity	6,125,774	5,406,294
Total liabilities and shareholders' equity	$12,516,911	$11,672,298

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	February 2,	February 3,	January 29,
	2018	2017	2016
Net sales	$23,470,967	$21,986,598	$20,368,562
Cost of goods sold	16,249,608	15,203,960	14,062,471
Gross profit	7,221,359	6,782,638	6,306,091
Selling, general and administrative expenses	5,213,541	4,719,189	4,365,797
Operating profit	2,007,818	2,063,449	1,940,294
Interest expense	97,036	97,821	86,944
Other (income) expense	3,502	—	326
Income before income taxes	1,907,280	1,965,628	1,853,024
Income tax expense	368,320	714,495	687,944
Net income	$1,538,960	$1,251,133	$1,165,080
Earnings per share:
Basic	$5.64	$4.45	$3.96
Diluted	$5.63	$4.43	$3.95
Weighted average shares outstanding:
Basic	272,751	281,317	294,330
Diluted	273,362	282,261	295,211

Dividends per share	$1.04	$1.00	$0.88

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	February 2,	February 3,	January 29,
	2018	2017	2016
Net income	$1,538,960	$1,251,133	$1,165,080
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $509, $527 and $971, respectively	809	817	1,520
Comprehensive income	$1,539,769	$1,251,950	$1,166,600

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, January 30, 2015	303,447	$265,514	$3,048,806	$2,403,045	$(7,327)	$5,710,038
Net income	—	—	—	1,165,080	—	1,165,080
Dividends paid, $0.88 per common share	—	—	—	(258,328)	—	(258,328)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	1,520	1,520
Share-based compensation expense	—	—	38,547	—	—	38,547
Repurchases of common stock	(17,556)	(15,361)	—	(1,284,252)	—	(1,299,613)
Tax benefit from stock option exercises	—	—	13,698	—	—	13,698
Other equity and related transactions	803	702	6,232	—	—	6,934
Balances, January 29, 2016	286,694	$250,855	$3,107,283	$2,025,545	$(5,807)	$5,377,876
Net income	—	—	—	1,251,133	—	1,251,133
Dividends paid, $1.00 per common share	—	—	—	(281,147)	—	(281,147)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	817	817
Share-based compensation expense	—	—	36,967	—	—	36,967
Repurchases of common stock	(12,354)	(10,810)	—	(979,664)	—	(990,474)
Other equity and related transactions	872	766	10,356	—	—	11,122
Balances, February 3, 2017	275,212	$240,811	$3,154,606	$2,015,867	$(4,990)	$5,406,294
Net income	—	—	—	1,538,960	—	1,538,960
Dividends paid, $1.04 per common share	—	—	—	(282,941)	—	(282,941)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	809	809
Share-based compensation expense	—	—	34,323	—	—	34,323
Repurchases of common stock	(7,060)	(6,178)	—	(573,534)	—	(579,712)
Other equity and related transactions	581	508	7,533	—	—	8,041
Balances, February 2, 2018	268,733	$235,141	$3,196,462	$2,698,352	$(4,181)	$6,125,774

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	February 2,	February 3,	January 29,
	2018	2017	2016
Cash flows from operating activities:
Net income	$1,538,960	$1,251,133	$1,165,080
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	404,231	379,931	352,431
Deferred income taxes	(137,648)	12,359	12,126
Loss on debt retirement	3,502	—	326
Noncash share-based compensation	34,323	36,967	38,547
Other noncash (gains) and losses	11,088	(3,625)	7,797
Change in operating assets and liabilities:
Merchandise inventories	(348,363)	(171,908)	(290,001)
Prepaid expenses and other current assets	(49,406)	(25,046)	(24,626)
Accounts payable	427,911	56,477	105,637
Accrued expenses and other liabilities	75,647	42,937	44,949
Income taxes	(156,504)	26,316	(19,675)
Other	(1,633)	(500)	(905)
Net cash provided by (used in) operating activities	1,802,108	1,605,041	1,391,686
Cash flows from investing activities:
Purchases of property and equipment	(646,456)	(560,296)	(504,806)
Proceeds from sales of property and equipment	1,428	9,360	1,423
Net cash provided by (used in) investing activities	(645,028)	(550,936)	(503,383)
Cash flows from financing activities:
Issuance of long-term obligations	599,556	—	499,220
Repayments of long-term obligations	(752,676)	(3,138)	(502,401)
Net increase (decrease) in commercial paper outstanding	(60,300)	490,500	—
Borrowings under revolving credit facilities	—	1,584,000	2,034,100
Repayments of borrowings under revolving credit facilities	—	(1,835,000)	(1,783,100)
Costs associated with issuance and retirement of debt	(9,524)	—	(6,991)
Repurchases of common stock	(579,712)	(990,474)	(1,299,613)
Payments of cash dividends	(282,931)	(281,135)	(258,328)
Other equity and related transactions	8,033	11,110	6,934
Net cash provided by (used in) financing activities	(1,077,554)	(1,024,137)	(1,310,179)
Net increase (decrease) in cash and cash equivalents	79,526	29,968	(421,876)
Cash and cash equivalents, beginning of period	187,915	157,947	579,823
Cash and cash equivalents, end of period	$267,441	$187,915	$157,947
Supplemental cash flow information:
Cash paid for:
Interest	$88,749	$92,952	$76,354
Income taxes	$660,510	$679,633	$697,357
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$63,178	$38,914	$32,020

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2017, 2016, and 2015, which represent fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016, respectively. The Company had a 53-week accounting period in 2016, while 2017 and 2015 were each 52-week accounting periods. The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

The Company sells general merchandise on a retail basis through 14,534 stores (as of February 2, 2018) in 44 states with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. The Company has owned distribution centers (“DCs”) in Scottsville, Kentucky; South Boston, Virginia; Alachua, Florida; Zanesville, Ohio; Jonesville, South Carolina; Marion, Indiana; Bessemer, Alabama; Bethel, Pennsylvania; San Antonio, Texas; Janesville, Wisconsin; and Jackson, Georgia, and leased DCs in Ardmore, Oklahoma; Fulton, Missouri; Indianola, Mississippi; and Lebec, California.

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

Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $90.4 million and $73.9 million at February 2, 2018 and February 3, 2017, respectively.

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

Merchandise inventories

Inventories are stated at the lower of cost or market (“LCM”) with cost determined using the retail last-in, first-out (“LIFO”) method as this method results in a better matching of costs and revenues. Under the Company’s retail inventory method (“RIM”), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales at a department level. The use of the RIM will result in valuing inventories at LCM if markdowns are currently taken as a reduction of the retail value of inventories. Costs directly associated with warehousing and distribution are capitalized into inventory.

The excess of current cost over LIFO cost was approximately $78.5 million and $80.7 million at February 2, 2018 and February 3, 2017, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision (benefit) of $(2.2) million in 2017, $(12.2) million in 2016, and $(2.3) million in 2015, which is included in cost of goods sold in the consolidated statements of income.

The Company purchases its merchandise from a wide variety of suppliers. The Company’s largest and second largest suppliers each accounted for approximately 8% of the Company’s purchases in 2017.

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

	Depreciable			February 2,	February 3,
(In thousands)	Life			2018	2017
Land	Indefinite			$212,033	$199,171
Land improvements			20	79,597	74,209
Buildings	39	-	40	1,116,872	1,013,227
Leasehold improvements			(a)	507,894	438,711
Furniture, fixtures and equipment	3	-	10	3,186,406	2,797,144
Construction in progress				72,490	72,540
				5,175,292	4,595,002
Less accumulated depreciation and amortization				2,474,010	2,160,546
Net property and equipment				$2,701,282	$2,434,456

(a)	Amortized over the lesser of the life of the applicable lease term or the estimated useful life of the asset.

Depreciation expense related to property and equipment was approximately $403.3 million, $378.3 million and $350.6 million for 2017, 2016 and 2015, respectively. Amortization of capital lease assets is included in depreciation expense. Interest on borrowed funds during the construction of property and equipment is capitalized where applicable. Interest costs of $2.0 million, $1.4 million, and $1.4 million were capitalized in 2017, 2016 and 2015, respectively.

Impairment of long-lived assets

When indicators of impairment are present, the Company evaluates the carrying value of long-lived assets, excluding goodwill and other indefinite-lived intangible assets, in relation to the operating performance and future cash flows or the appraised values of the underlying assets. Generally, the Company’s policy is to review for impairment stores open more than three years for which current cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows expected to be generated by the assets. The Company’s estimate of undiscounted future cash flows is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s estimated fair value. The fair value is estimated based primarily upon estimated future cash flows over the asset’s remaining useful life (discounted at the Company’s credit adjusted risk-free rate) or other reasonable estimates of fair market value. Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value.

The Company recorded impairment charges included in SG&A expense of approximately $7.8 million in 2017, $6.3 million in 2016 and $5.9 million in 2015, to reduce the carrying value of certain of its stores’ assets. Such action was deemed necessary based on the Company’s evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in the carrying value of the assets exceeding the estimated undiscounted future cash flows generated by the assets at these locations.

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

Accrued expenses and other liabilities

Accrued expenses and other consist of the following:

	February 2,	February 3,
(In thousands)	2018	2017
Compensation and benefits	$118,755	$91,243
Insurance	95,411	85,240
Taxes (other than taxes on income)	164,451	175,099
Other	171,041	149,284
	$549,658	$500,866

Included in other accrued expenses are liabilities for utilities, interest, maintenance, freight expense and credit card processing fees.

Insurance liabilities

The Company retains a significant portion of risk for its workers’ compensation, employee health, general liability, property, automobile, and third-party landlord liability claim exposures. Accordingly, provisions are made for the Company’s estimates of such risks. The undiscounted future claim costs for the workers’ compensation, general liability, landlord liability, and health claim risks are derived using actuarial methods and are recorded as self-insurance reserves pursuant to Company policy. To the extent that subsequent claim costs vary from those estimates, future results of operations will be affected as the reserves are adjusted.

Ashley River Insurance Company (“ARIC”), a Tennessee-based wholly owned captive insurance subsidiary of the Company, charges the operating subsidiary companies premiums to insure the retained workers’ compensation, medical stop-loss, and non-property general liability exposures. Pursuant to Tennessee insurance regulations, ARIC maintains certain levels of cash and cash equivalents related to its self-insured exposures.

Operating leases and related liabilities

Rent expense is recognized over the term of the lease. The Company records minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to the store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease. The difference between the calculated expense and the amounts paid result in a liability classified in other long-term liabilities in the consolidated balance sheets, and totaled approximately $65.9 million and $61.1 million at February 2, 2018 and February 3, 2017, respectively.

The Company recognizes contingent rental expense when the achievement of specified sales targets is considered probable. The amount expensed but not paid as of February 2, 2018 and February 3, 2017 was approximately $2.7 million and $3.5 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets.

Other liabilities

Noncurrent Other liabilities consist of the following:

	February 2,	February 3,
(In thousands)	2018	2017
Insurance	$134,256	$137,743
Deferred rent	65,856	61,082
Deferred gain on sale leaseback	44,781	49,259
Lease liabilities for closed stores	24,174	3,483
Other	36,877	28,215
	$305,944	$279,782

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

Other comprehensive income

The Company previously recorded a loss on the settlement of treasury locks associated with the issuance of long-term debt in 2013 which was deferred to other comprehensive income and is being amortized as an increase to interest expense over the 10-year period of the debt’s maturity.

Revenue and gain recognition

The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise. All sales are net of discounts and are presented net of taxes assessed by governmental authorities that are imposed concurrent with those sales. The Company records gain contingencies when realized.

The Company recognizes gift card sales revenue at the time of redemption. The liability for gift cards is established for the cash value at the time of purchase of the gift card. The liability for outstanding gift cards was approximately $4.2 million and $3.4 million at February 2, 2018 and February 3, 2017, respectively, and is recorded in Accrued expenses and other liabilities. Estimated breakage revenue, a percentage of gift cards that will never be redeemed based on historical redemption rates, is recognized over time in proportion to actual gift card redemptions. The Company recorded breakage revenue of $0.6 million, $0.5 million and $0.6 million in 2017, 2016 and 2015, respectively.

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected in SG&A expenses net of earned cooperative advertising amounts provided by vendors which are specific, incremental and otherwise qualifying expenses related to the promotion or sale of vendor products for dollar amounts up to but not exceeding actual incremental costs. Advertising costs were $68.8 million, $82.7 million and $89.3 million in 2017, 2016 and 2015, respectively. These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, in-store signage, and costs associated with the sponsorships of certain automobile racing activities in 2016 and 2015. Vendor funding for cooperative advertising offset reported expenses by $33.8 million, $35.9 million and $36.7 million in 2017, 2016 and 2015, respectively.

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

The Company calculates compensation expense for restricted stock, share units and similar awards as the difference between the market price of the underlying stock or similar award on the grant date and the purchase price, if any. Such expense is recognized on a straight-line basis for time-based awards and generally on an accelerated basis for performance awards over the period in which the recipient earns the awards.

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

Accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new accounting standards related to the recognition of revenue, which specified an effective date for annual reporting periods beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, with earlier adoption permitted only for annual reporting periods beginning after December 15, 2016. The new guidance allows companies to use either a full retrospective or a modified retrospective approach in the adoption of this guidance. The Company formed a project team to assess and implement the standard by compiling a list of the applicable revenue streams, evaluating relevant contracts and comparing the Company’s current accounting policies to the new standard. As a result of the efforts of this project team, the Company has identified customer incentives and gross versus net considerations as the areas in which it would most likely be affected by the new guidance. The Company has assessed the impacts of the new standard and the related design of internal control over financial reporting. Based upon the terms of the Company’s agreements and the materiality of transactions related to customer incentives and gross versus net considerations, the adoption had no effect on the Company’s consolidated results of operations, financial position or cash flows. The Company adopted this guidance on February 3, 2018.

In February 2016, the FASB issued new guidance related to lease accounting, which when effective will require a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Currently, a modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements.  The FASB has proposed guidance which would allow companies to record the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings, although such guidance has not yet been formally issued. The Company formed a project team to assess and implement the standard, which is evaluating existing contractual arrangements for embedded leases, and comparing the Company’s current accounting policies to the new standard. As a result of the efforts of this project team, the Company has identified its store leases as the area in which it would most likely be affected by the new guidance. The Company’s assessment of the impact that adoption of this guidance will have on its consolidated financial statements is ongoing and the Company is anticipating a material impact because it is party to a significant number of lease contracts for its stores.

In October 2016, the FASB issued amendments to existing guidance related to accounting for intra-entity transfers of assets other than inventory. These amendments require an entity to recognize the income tax consequences of such transfers when the transfer occurs and affects the Company’s historical accounting for intra-entity transfers of certain intangible assets. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted subject to certain guidelines. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance on February 3, 2018 which resulted in an increase in deferred income tax liabilities and a decrease in retained earnings of approximately $33.6 million.

In January 2017, the FASB issued amendments to existing guidance related to the subsequent measurement of goodwill. These amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Subsequent to adoption, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The amendments should be applied on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition.  The Company’s assessment of the impact that adoption of this guidance will have on its consolidated financial statements is ongoing, but the Company currently does not anticipate a material effect on consolidated results of operations, financial position or cash flows.

Reclassifications

Certain financial disclosures relating to prior periods have been reclassified to conform to the current year presentation where applicable.

2. Goodwill and other intangible assets

The Company’s other intangible assets primarily consist of trade names and trademarks of $1.2 billion which have an indefinite life. The Company’s goodwill balance has an indefinite life and is not expected to be deductible for tax purposes.

3. Earnings per share

Earnings per share is computed as follows (in thousands except per share data):

	2017
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,538,960	272,751	$5.64
Effect of dilutive share-based awards		611
Diluted earnings per share	$1,538,960	273,362	$5.63

	2016
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,251,133	281,317	$4.45
Effect of dilutive share-based awards		944
Diluted earnings per share	$1,251,133	282,261	$4.43

	2015
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,165,080	294,330	$3.96
Effect of dilutive share-based awards		881
Diluted earnings per share	$1,165,080	295,211	$3.95

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 2.1 million, 1.7 million and 1.3 million in 2017, 2016 and 2015, respectively.

4. Income taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2017	2016	2015
Current:
Federal	$426,933	$613,009	$590,120
Foreign	105	135	1,678
State	79,011	88,990	84,021
	506,049	702,134	675,819
Deferred:
Federal	(159,728)	11,053	6,410
Foreign	(22)	—	—
State	22,021	1,308	5,715
	(137,729)	12,361	12,125
	$368,320	$714,495	$687,944

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2017		2016		2015
U.S. federal statutory rate on earnings before income taxes	$643,326	33.7%	$687,969	35.0%	$648,558	35.0%
Impact of tax rate changes	(310,756)	(16.3)	—	—	—	—
State income taxes, net of federal income tax benefit	61,201	3.2	60,168	3.1	59,700	3.2
Jobs credits, net of federal income taxes	(26,759)	(1.4)	(18,952)	(1.0)	(21,366)	(1.2)
Increase (decrease) in valuation allowances, net of federal taxes	4,435	0.2	(1,474)	(0.1)	(1,371)	(0.1)
Stock-based compensation programs	(2,227)	(0.1)	(9,915)	(0.5)	—	—
Decrease in income tax reserves	(1,837)	(0.1)	(2,161)	(0.1)	(2,037)	(0.1)
Other, net	937	0.1	(1,140)	(0.1)	4,460	0.3
	$368,320	19.3%	$714,495	36.3%	$687,944	37.1%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law.  Among other changes, the Act reduces the federal corporate tax rate to 21% from 35% effective January 1, 2018, including a reduction in the Company’s current year federal corporate tax rate for 2017 to 33.7% as a result of the Company’s 2017 fiscal year ending approximately one month after the effective date of the Act.

Under accounting standards for income taxes, the impact of new tax legislation must be taken into account in the period in which the new legislation is enacted, including the remeasurement of deferred tax assets and liabilities at the tax rates that such items are expected to reverse in future periods. Subsequent to the Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, allowing companies to record provisional amounts during a measurement period not to exceed one year after the enactment date while the accounting impact remains under analysis. The Company’s 2017 provision for income taxes reflects such estimates due to the changes in income tax law, including a provisional tax benefit of $335 million. The provisional tax benefit consists of $310.8 million related to the one-time remeasurement of the federal portion of the Company’s deferred tax assets and liabilities at the 21% rate and $24.2 million related to the reduced statutory tax rate of 33.7%, compared to 35% in prior years.  The ultimate impact may differ from these provisional amounts due to additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Act. Any subsequent adjustments to provisional estimates will be reflected in the Company’s income tax provision during one or more periods in 2018.

The effective income tax rate for 2017 was 19.3% compared to a rate of 36.3% for 2016 which represents a net decrease of 17 percentage points. The effective income tax rate was lower in 2017 primarily due to the one-time remeasurement of the federal portion of the Company’s deferred tax assets and liabilities at 21%, and the changes in the federal income tax laws pursuant to the Act that lowered the Company’s federal statutory tax rate to 33.7% for 2017, compared to 35% in 2016.

The 2016 effective tax rate was an expense of 36.3%. This expense was greater than the federal statutory tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The effective income tax rate was lower in 2016 due principally to the adoption of a change in accounting guidance related to employee share-based payments, requiring the recognition of excess tax benefits in the statement of income rather than in the balance sheet, as reported in prior years.

The 2015 effective tax rate was an expense of 37.1%. This expense was greater than the federal statutory tax rate of 35% primarily due to the inclusion of state income taxes in the total effective tax rate.

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 2,	February 3,
(In thousands)	2018	2017
Deferred tax assets:
Deferred compensation expense	$6,522	$7,626
Accrued expenses	3,324	6,958
Accrued rent	23,418	24,077
Accrued insurance	8,630	72,990
Accrued incentive compensation	6,394	15,170
Share based compensation	13,442	18,908
Interest rate hedges	1,765	3,175
Tax benefit of income tax and interest reserves related to uncertain tax positions	365	746
Deferred gain on sale-leaseback	12,847	20,872
Other	3,900	12,591
State tax net operating loss carryforwards, net of federal tax	602	—
State tax credit carryforwards, net of federal tax	8,350	8,765
	89,559	191,878
Less valuation allowances, net of federal taxes	(4,435)	—
Total deferred tax assets	85,124	191,878
Deferred tax liabilities:
Property and equipment	(255,215)	(334,430)
Inventories	(46,244)	(65,844)
Trademarks	(269,820)	(434,045)
Prepaid insurance	(22,875)	—
Other	(6,672)	(10,400)
Total deferred tax liabilities	(600,826)	(844,719)
Net deferred tax liabilities	$(515,702)	$(652,841)

The Company has state tax credit carryforwards of approximately $10.6 million that will expire beginning in 2022 through 2027 and the Company has approximately $17.6 million of state apportioned net operating loss carryforwards, which will begin to expire in 2033 and will continue through 2038.

The Company established a valuation allowance for the state tax credit carryforwards, in the amount of $4.4 million (net of federal benefit) increasing income tax expense in 2017. Management believes that results from operations will not generate sufficient taxable income to realize certain state tax credits before they expire. In 2016, the Company reversed all of the previously recorded valuation allowance for state tax credit carryforwards in the amount of $1.5 million, which was recorded as a reduction in income tax expense.

Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the remaining deferred tax assets.

The Company’s 2013 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2014 through 2017 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, with few exceptions, the Company’s 2014 and later tax years remain open for examination by the various state taxing authorities.

As of February 2, 2018, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $1.0 million, $0.7 million and $0.8 million, respectively, for a total of $2.5 million. This total amount is reflected in noncurrent Other liabilities in the consolidated balance sheet.

As of February 3, 2017, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $3.1 million, $0.8 million and $0.9 million, respectively, for a total of $4.8 million. This total amount is reflected in noncurrent Other liabilities in the consolidated balance sheet.

The Company’s reserve for uncertain tax positions will not be reduced in the coming twelve months as a result of expiring statutes of limitations. As of February 2, 2018, approximately $1.0 million of the uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The amounts associated with uncertain tax positions included in income tax expense consists of the following:

(In thousands)	2017	2016	2015
Income tax expense (benefit)	$(2,076)	$(3,795)	$(2,379)
Income tax related interest expense (benefit)	(123)	(31)	(23)
Income tax related penalty expense (benefit)	(9)	50	373

A reconciliation of the uncertain income tax positions from January 30, 2015 through February 2, 2018 is as follows:

(In thousands)	2017	2016	2015
Beginning balance	$3,117	$6,964	$9,343
Increases—tax positions taken in the current year	66	41	214
Increases—tax positions taken in prior years	27	52	17
Decreases—tax positions taken in prior years	—	(1,435)	(106)
Statute expirations	(2,169)	(2,453)	(2,504)
Settlements	—	(52)	—
Ending balance	$1,041	$3,117	$6,964

5. Current and long-term obligations

Consolidated current and long-term obligations consist of the following:

	February 2,	February 3,
(In thousands)	2018	2017
Senior unsecured credit facilities
Term Facility	$175,000	$425,000
Revolving Facility	—	—
4.125% Senior Notes due July 15, 2017	—	500,000
1.875% Senior Notes due April 15, 2018 (net of discount of $16 and $111)	399,984	399,889
3.250% Senior Notes due April 15, 2023 (net of discount of $1,322 and $1,552)	898,678	898,448
4.150% Senior Notes due November 1, 2025 (net of discount of $632 and $700)	499,368	499,300
3.875% Senior Notes due April 15, 2027 (net of discount of $413)	599,587	—
Unsecured commercial paper notes	430,200	490,500
Capital lease obligations	12,321	3,643
Tax increment financing due February 1, 2035	7,335	8,840
Debt issuance costs, net	(16,515)	(14,094)
	3,005,958	3,211,526
Less: current portion	(401,345)	(500,950)
Long-term portion	$2,604,613	$2,710,576

At February 2, 2018, the Company’s senior unsecured credit facilities (the “Facilities”) consisted of a $175.0 million senior unsecured term loan facility (the “Term Facility”) and a $1.25 billion senior unsecured revolving credit facility (the “Revolving Facility”) that provides for the issuance of letters of credit up to $175.0 million. The Term Facility is scheduled to mature on October 20, 2020, and the Revolving Facility is scheduled to mature on February 22, 2022.

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of February 2, 2018 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility.  As of February 2, 2018, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 2.7% as of February 2, 2018.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required principal amortization under the Facilities.  The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 2, 2018, the Company was in compliance with all such covenants.  The Facilities also contain customary events of default.

As of February 2, 2018, the entire balance of the Term Facility was outstanding and, under the Revolving Facility, the Company had no outstanding borrowings, outstanding letters of credit of $9.1 million, and borrowing availability of $1.2 billion that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $624.7 million. In addition, the Company had outstanding letters of credit of $37.5 million which were issued pursuant to separate agreements.

As of February 2, 2018, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the amended and restated revolving credit facilities in an amount at least equal to the amount of CP Notes outstanding at any time. As of February 2, 2018, the Company’s consolidated balance sheet reflected outstanding CP notes of $430.2 million, which were classified as long-term obligations due to the Company’s intent and ability to refinance these obligations as long-term debt. An additional $186 million of outstanding CP Notes were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the consolidated balance sheet. The weighted average interest rate for borrowings under the commercial paper program was 1.8% as of February 2, 2018.

On April 11, 2017, the Company issued $600.0 million aggregate principal amount of 3.875% senior notes due 2027 (the “2027 Senior Notes”), at a discount of $0.4 million, which are scheduled to mature on April 15, 2027. Interest on the 2027 Senior Notes is payable in cash on April 15 and October 15 of each year, and commenced on October 15, 2017. The Company incurred $5.2 million of debt issuance costs associated with the issuance of the 2027 Senior Notes. The net proceeds from the sale of the 2027 Senior Notes were used to repay all of the Company’s outstanding senior notes due in 2017 as discussed below and for general corporate purposes. Collectively, the 2027 Senior Notes and the Company’s other Senior Notes due 2018, 2023 and 2025 as reflected in the table above comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”).

On April 27, 2017, the Company redeemed $500.0 million aggregate principal amount of outstanding 4.125% senior notes due 2017 (the “2017 Senior Notes”), resulting in a pretax loss of $3.4 million which is reflected in Other (income) expense in the consolidated statement of income for the year ended February 2, 2018.

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

Scheduled debt maturities at February 2, 2018, including capital lease obligations, for the Company’s fiscal years listed below are as follows (in thousands): 2018 - $831,545; 2019 - $1,950; 2020 - $176,958; 2021 - $1,913; 2022 - $1,791; thereafter - $2,010,699.

6. Assets and liabilities measured at fair value

The following table presents the Company’s assets and liabilities required to be measured at fair value as of February 2, 2018, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	February 2,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2018

Liabilities:
Long-term obligations (a)	$2,440,495	$624,856	$—	$3,065,351
Deferred compensation (b)	24,956	—	—	24,956

(a)	Included in the consolidated balance sheet at book value as Current portion of long-term obligations of $401,345 and Long-term obligations of $2,604,613.
(b)	Reflected at fair value in the consolidated balance sheet as a component of Accrued expenses and other current liabilities of $2,283 and a component of noncurrent Other liabilities of $22,673.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of February 2, 2018.

7. Commitments and contingencies

Leases

As of February 2, 2018, the Company was committed under operating lease agreements for most of its retail stores. Many of the Company’s stores are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of up to 15 years with multiple renewal options. The Company also has stores subject to shorter-term leases and many of these leases have renewal options. Certain of the Company’s leased stores have provisions for contingent rent based upon a specified percentage of defined sales volume.

The land and buildings of the Company’s DCs in Missouri, Mississippi and California are subject to operating lease agreements and the leased Oklahoma DC is subject to a financing arrangement. Certain leases contain restrictive covenants, and as of February 2, 2018, the Company is not aware of any material violations of such covenants.

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

Future minimum payments as of February 2, 2018 for operating leases are as follows:

(In thousands)
2018	$1,088,538
2019	1,041,729
2020	969,829
2021	897,913
2022	825,846
Thereafter	4,284,309
Total minimum payments	$9,108,164

As of February 2, 2018, total future minimum payments for capital leases were $15.2 million, with a present value of $12.3 million. The gross amount of property and equipment recorded under capital leases and financing obligations at February 2, 2018 and February 3, 2017, was $36.2 million and $29.8 million, respectively. Accumulated depreciation on property and equipment under capital leases and financing obligations at February 2, 2018 and February 3, 2017, was $12.4 million and $14.3 million, respectively.

Rent expense under all operating leases is as follows:

(In thousands)	2017	2016	2015
Minimum rentals	$1,075,984	$935,663	$849,115
Contingent rentals	5,532	6,748	7,793
	$1,081,516	$942,411	$856,908

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

Wage and Hour Litigation

The Company is defending the following wage and hour matters (collectively the “Wage/Hour Litigation”):

•

California Wage/Hour Litigation: Plaintiffs allege, on behalf of themselves and other similarly situated current and former “key carriers”, that the Company failed to comply with California law, including the Private Attorney General Act (the “PAGA”), in one or more of the following ways: failure to provide meal and rest periods, failure to pay for all time worked, failure to pay timely wages, and failure to provide accurate wage statements and termination pay. The plaintiffs seek to recover alleged unpaid wages, injunctive relief, consequential damages, pre-judgment interest, statutory penalties and attorneys’ fees and costs.

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

•

Tennessee Wage/Hour Litigation: Plaintiffs allege that they and other similarly situated current and former “key holders” were not paid for all hours worked in violation of federal, Illinois and Tennessee law. The plaintiffs seek to proceed on a nationwide collective basis under federal law and a statewide class basis under Tennessee and Illinois law and to recover alleged unpaid wages, statutory and common law damages, liquidated damages, pre- and post-judgment interest and attorneys’ fees and costs.  The Company has reached a preliminary agreement with the plaintiffs, which must be submitted to and approved by the Court, to resolve this matter for an amount not material to the Company’s financial statements as a whole.

The Company is vigorously defending the Wage/Hour Litigation and believes that its policies and practices comply with federal and state laws and that these actions are not appropriate for class or similar treatment.  At this time, it is not possible to predict whether these matters will be permitted to proceed as a class or other similar action, or the size of any putative class or classes. Likewise, except as to the resolution of the Tennessee Wage/Hour Litigation, at this time it is not possible to estimate the value of the claims asserted, and no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise.  For these reasons, except as to the resolution of the Tennessee Wage/Hour Litigation, the Company is unable to estimate any potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of these actions could have a material adverse effect on the Company’s consolidated financial statements as a whole.

Other Employment Litigation

The Company is defending the following employment-related matters (collectively the “Employment Litigation”):

•

California Suitable Seating Litigation: The plaintiff alleges that the Company failed to provide her and other current and former California store employees with “suitable seats” in violation of California law.  The plaintiff seeks to recover penalties under the PAGA, injunctive relief, and attorneys’ fees and costs.

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

Consumer/Product Litigation

In December 2015 the Company was first notified of several lawsuits in which the plaintiffs allege violation of state consumer protection laws relating to the labeling, marketing and sale of certain Dollar General private-label motor oil. Each of these lawsuits, as well as additional, similar lawsuits filed after December 2015, was filed in, or removed to, various federal district courts of the United States (collectively “the Motor Oil Lawsuits”).

On June 2, 2016, the United States Judicial Panel on Multidistrict Litigation (“JPML”) granted the Company’s motion to centralize the Motor Oil Lawsuits in a matter styled In re Dollar General Corp. Motor Oil Litigation, Case MDL No. 2709, before the United States District Court for the Western District of Missouri (“Motor Oil MDL”).  Subsequently, the plaintiffs in the Motor Oil MDL filed a consolidated amended complaint, in which they seek to certify two nationwide classes and multiple statewide sub-classes and for each putative class member some or all of the following relief: compensatory damages, injunctive relief, statutory damages, punitive damages and attorneys’ fees.  The Company’s motion to dismiss the allegations raised in the consolidated amended complaint was granted in part and denied in part. To the extent additional consumer lawsuits alleging violation of laws relating to the labeling, marketing and sale of Dollar General private-label motor oil have been or will be filed, the Company expects that such lawsuits will be transferred to the Motor Oil MDL.

In May 2017, the Company received a Notice of Proposed Action from the Office of the New Mexico Attorney General (the “New Mexico AG”) which alleges that the Company’s labeling, marketing and sale of certain Dollar General private-label motor oil violated New Mexico law (the “New Mexico Motor Oil Matter”).  The State is represented in connection with this matter by counsel for the plaintiffs in the Motor Oil MDL.

On May 25, 2017, in response to the Notice of Proposed Action, the Company filed an action in New Mexico federal court seeking a declaratory judgment that the New Mexico AG is prohibited by, among other things, the United States Constitution, from pursuing the New Mexico Motor Oil Matter and an order enjoining the New Mexico AG from pursuing such an action.  (Dollar General Corporation v. Hector H. Balderas, D.N.M., Case No. 1:17-cv-00588). Thereafter, on June 20, 2017, the New Mexico AG filed an action in the First Judicial District Court, County of Santa Fe, New Mexico pertaining to the New Mexico Motor Oil Matter.  (Hector H. Balderas v. Dolgencorp, LLC, Case No. D-101-cv-2017-01562).  The Company removed this matter to New Mexico federal court on July 26, 2017, and filed a motion to dismiss the action. The matter was transferred to the Motor Oil MDL and the New Mexico AG has moved to remand it to state court. (Hector H. Balderas v. Dolgencorp, LLC, D.N.M., Case No. 1:17-cv-772). The Company’s and the New Mexico AG’s above-referenced motions are pending.

On September 1, 2017, the Mississippi Attorney General (the “Mississippi AG”), who also is represented by the counsel for the plaintiffs in the Motor Oil MDL, filed an action in the Chancery Court of the First Judicial District of Hinds County, Mississippi which alleges that the Company’s labeling, marketing and sale of certain Dollar General private-label motor oil violated Mississippi law. (Jim Hood v. Dollar General Corporation, Case No. G2017-1229 T/1) (the “Mississippi Motor Oil Matter”). The Company removed this matter to Mississippi federal court on October 5, 2017, and filed a motion to dismiss the action. The matter was transferred to the Motor Oil MDL and the Mississippi AG moved to remand it to state court. (Jim Hood v. Dollar General Corporation, N.D. Miss., Case No. 3:17-cv-801-LG-LRA).  The Company’s and the Mississippi AG’s above-referenced motions are pending.

On January 30, 2018, the Company received a Civil Investigative Demand (“CID”) from the Office of the Louisiana Attorney General (“Louisiana AG”) requesting information concerning the Company’s labeling, marketing and sale of certain Dollar General private-label motor oil (the “Louisiana Motor Oil Matter”). In response to the CID, the Company filed a petition for a protective order on February 20, 2018 in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking to set aside the Louisiana AG’s CID. (In re Dollar General Corp. and Dolgencorp, LLC, Case No. 666499).  The Company’s petition is pending.

A mediation held in the Motor Oil MDL on February 26, 2018, was unsuccessful.

The Company is vigorously defending these matters and believes that the labeling, marketing and sale of its private-label motor oil comply with applicable federal and state requirements and are not misleading.  The Company further believes that these matters are not appropriate for class or similar treatment.  At this time, however, it is not possible to predict whether these matters will be permitted to proceed as a class or in a similar fashion, whether on a statewide or nationwide basis, or the size of any putative class or classes.  Likewise, at this time, it is not possible to estimate the value of the claims asserted, and no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise.  For these reasons, the Company is unable to estimate the potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of the Motor Oil MDL, the New Mexico Motor Oil Matter, the Mississippi Motor Oil Matter or the Louisiana Motor Oil Matter could have a material adverse effect on the Company’s consolidated financial statements as a whole.

Shareholder Litigation

The Company is defending litigation filed in January and February 2017 in which the plaintiffs, on behalf of themselves and a putative class of shareholders, allege that between March 10, 2016 and December 1, 2016, the Company and certain of its officers (the “Individual Defendants”) violated federal securities laws by misrepresenting the impact to sales of changes to certain federal programs that provide supplemental nutritional assistance to individuals. (Iron Workers Local Union No. 405 Annuity Fund v. Dollar General Corporation, et al., M.D. Tenn., Case No. 3:17-cv-00063; Julia Askins v. Dollar General Corporation, et al., M.D. Tenn., Case No. 3:17-cv-00276; Bruce Velan v. Dollar General Corporation, et al., M.D. Tenn., Case No. 3:17-cv-00275) (collectively “the Shareholder Litigation”).  The plaintiffs in the Shareholder Litigation seek the following relief: compensatory damages, unspecified equitable relief, pre- and post-judgment interest and attorneys’ fees and expenses. The court has consolidated the cases, appointed a lead plaintiff and entered a preliminary scheduling order. On March 8, 2018, the court granted the Company’s and the Individual Defendants’ motion to dismiss the Shareholder Litigation and entered judgment in the Company’s and the Individual Defendants’ favor. The plaintiffs have 30 days from the entry of the dismissal order within which to file an appeal with the federal appeals court.

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

The Company is also defending shareholder derivative actions filed in April, July and August 2017, in which each plaintiff asserts, purportedly on behalf of the Company, some or all of the following claims against the Company’s board of directors and certain of its officers based upon factual allegations substantially similar to those in the Shareholder Litigation: alleged breach of fiduciary duties, unjust enrichment, violation of federal securities laws, abuse of control, and gross mismanagement.  (Robert Anderson v. Todd Vasos, et al., M.D. Tenn., Case No. 3:17-cv-00693; Sharon Shaver v. Todd J. Vasos, et al., Chancery Court for the Twentieth Judicial District of Davidson County, Tennessee, Case No. 17-797-I; Glenn Saito v. Todd Vasos, et al., M.D. Tenn., Case No. 3:17-cv-01138) (collectively “the Derivative Litigation”). The plaintiffs in the Derivative Litigation seek, purportedly on behalf of the Company, some or all of the following relief: compensatory damages, injunctive relief, disgorgement, restitution and attorneys’ fees and expenses. The Anderson and Saito cases have been consolidated and stayed pending resolution of the motion to dismiss in the Shareholder Litigation, and a similar stay has been ordered in the Shaver action. At this time, the stays in the Derivative Litigation have not been lifted.

8. Benefit plans

The Dollar General Corporation 401(k) Savings and Retirement Plan, which became effective on January 1, 1998, is a safe harbor defined contribution plan and is subject to the Employee Retirement and Income Security Act (“ERISA”).

A participant’s right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2017, 2016 and 2015, the Company expensed approximately $17.5 million, $16.0 million and $15.0 million, respectively, for matching contributions.

The Company also has a nonqualified supplemental retirement plan (“SERP”) and compensation deferral plan (“CDP”), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and other key employees. The Company incurred compensation expense for these plans of approximately $0.7 million, $0.7 million and $1.1 million in 2017, 2016 and 2015, respectively.

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

Since May 2011, most of the share-based awards issued by the Company have been in the form of stock options, restricted stock, restricted stock units and performance share units. With limited exceptions, stock options and restricted stock units granted to employees generally vest ratably on an annual basis over four-year and three-year periods, respectively.  Awards granted to board members generally vest over a one-year period. The number of performance share units earned are based on performance criteria measured in the year of grant or over a period of two or three years, and such awards generally vest over a three-year period. With limited exceptions, the performance share unit and restricted stock unit awards are payable in shares of common stock on the vesting date. At February 2, 2018, the Company also had a limited number of outstanding stock options issued prior to June 2011 (“Old Options”).

The weighted average for key assumptions used in determining the fair value of all stock options granted in the years ended February 2, 2018, February 3, 2017, and January 29, 2016, and a summary of the methodology applied to develop each assumption, are as follows:

	February 2,	February 3,	January 29,
	2018	2017	2016
Expected dividend yield	1.3%	1.3%	1.2%
Expected stock price volatility	25.5%	25.4%	25.3%
Weighted average risk-free interest rate	2.1%	1.6%	1.8%
Expected term of options (years)	6.3	6.3	6.4

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

A summary of the Company’s stock option activity, excluding Old Options, during the year ended February 2, 2018 is as follows:

		Average	Remaining
	Options	Exercise	Contractual	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Price	Term in Years	Value
Balance, February 3, 2017	2,698,658	70.64
Granted	1,031,608	71.70
Exercised	(303,530)	62.38
Canceled	(349,823)	75.13
Balance, February 2, 2018	3,076,913	$71.31	7.6	$86,568
Exercisable at February 2, 2018	916,545	$61.09	6.1	$35,146

The weighted average grant date fair value per share of options granted was $17.66,  $20.06, and $18.48 during 2017, 2016 and 2015, respectively. The intrinsic value of options exercised during 2017, 2016, and 2015, excluding Old Options, was $7.3 million, $17.3 million and $20.8 million, respectively.

The number of performance share unit awards earned is based upon the Company’s financial performance as specified in the award agreement. A summary of performance share unit award activity during the year ended February 2, 2018 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, February 3, 2017	174,383
Granted	145,141
Converted to common stock	(80,464)
Canceled	(29,970)
Balance, February 2, 2018	209,090	$20,792

The balance of performance share unit awards at February 2, 2018 includes 34,864 unvested awards, the number of which was computed based upon the performance targets specified in the awards. The number of such awards which will ultimately vest will be based in part on the Company’s financial performance in 2018 and 2019. The weighted average grant date fair value per share of performance share units granted was $70.68,  $84.67 and $74.72 during 2017, 2016, and 2015, respectively.

A summary of restricted stock unit award activity during the year ended February 2, 2018 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, February 3, 2017	501,961
Granted	327,167
Converted to common stock	(261,108)
Canceled	(76,052)
Balance, February 2, 2018	491,968	$48,921

The weighted average grant date fair value per share of restricted stock units granted was $70.90,  $84.56, and $74.67 during 2017, 2016 and 2015, respectively.

At February 2, 2018, 51,308 Old Options were outstanding, all of which were exercisable, with an average exercise price of $22.31, an average remaining contractual term of 2.1 years, and an aggregate intrinsic value of $4.0 million. The intrinsic value of Old Options exercised during 2017, 2016, and 2015 was $6.9 million, $10.8 million and $11.5 million, respectively.

At February 2, 2018, the total unrecognized compensation cost related to unvested stock-based awards was $60.6 million with an expected weighted average expense recognition period of 2.2 years.

The fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in income before and net of income taxes as follows:

	Stock	Performance	Restricted
(In thousands)	Options	Share Units	Stock Units	Total
Year ended February 2, 2018
Pre-tax	$11,599	$6,159	$16,565	$34,323
Net of tax	$7,223	$3,835	$10,315	$21,373
Year ended February 3, 2017
Pre-tax	$12,008	$7,258	$17,701	$36,967
Net of tax	$7,325	$4,427	$10,798	$22,550
Year ended January 29, 2016
Pre-tax	$11,113	$4,856	$22,578	$38,547
Net of tax	$6,779	$2,962	$13,772	$23,513

10. Segment reporting

The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company’s business. As of February 2, 2018, all of the Company’s operations were located within the United States with the exception of certain subsidiaries in Hong Kong and China and a liaison office in India, which collectively are not material with regard to assets, results of operations or otherwise, to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(in thousands)	2017	2016	2015
Classes of similar products:
Consumables	$18,054,785	$16,798,881	$15,457,611
Seasonal	2,837,310	2,674,319	2,522,701
Home products	1,400,618	1,373,397	1,289,423
Apparel	1,178,254	1,140,001	1,098,827
Net sales	$23,470,967	$21,986,598	$20,368,562

11. Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. On March 14, 2018, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program and as of such date, a cumulative total of $6.0 billion had been authorized under the program since its inception. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings including under the Company’s Facilities and issuance of CP Notes discussed in further detail in Note 5.

During the years ended February 2, 2018, February 3, 2017, and January 29, 2016, the Company repurchased approximately 7.1 million shares of its common stock at a total cost of $0.6 billion, approximately 12.4 million shares of its common stock at a total cost of $1.0 billion, and approximately 17.6 million shares of its common stock at a total cost of $1.3 billion, respectively, pursuant to its common stock repurchase programs.

The Company paid quarterly cash dividends of $0.26 per share in 2017. On March 14, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.29 per share, which is payable on or before April 24, 2018 to shareholders of record on April 10, 2018. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

12. Quarterly financial data (unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended February 2, 2018 and February 3, 2017. Each quarterly period listed below was a 13-week accounting period, with the exception of the fourth quarter of 2016, which was a 14-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter
2017:
Net sales	$5,609,625	$5,828,305	$5,903,606	$6,129,431
Gross profit	1,698,983	1,790,522	1,766,456	1,965,398
Operating profit	473,795	493,146	417,431	623,446
Net income	279,489	294,783	252,533	712,155
Basic earnings per share	1.02	1.08	0.93	2.63
Diluted earnings per share	1.02	1.08	0.93	2.63

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter
2016:
Net sales	$5,265,432	$5,391,891	$5,320,029	$6,009,246
Gross profit	1,612,614	1,681,767	1,587,510	1,900,747
Operating profit	480,743	509,097	392,991	680,618
Net income	295,124	306,518	235,315	414,176
Basic earnings per share	1.03	1.08	0.84	1.50
Diluted earnings per share	1.03	1.08	0.84	1.49

In 2017, the Company purchased 15 retail store locations and assumed the lease obligations on approximately 300 retail store locations, and relocated certain of its existing stores to the acquired locations.  As a result, the Company incurred expenses, primarily related to costs for remaining lease liabilities, of $7.3 million ($4.4 million net of tax, or $0.02 per diluted share), which was recognized in Selling, general, and administrative expense in the second quarter of 2017.

In the fourth quarter of 2017, the Company closed an incremental 35 stores as result of a strategic review process. The Company incurred $28.3 million of costs ($17.6 million net of tax, or $0.07 per diluted share) related to these store closings, most of which was in the form of SG&A expenses for remaining lease liabilities.

In 2016, the Company acquired 42 retail store locations and closed 40 of its own locations as part of relocating stores to the purchased locations. As a result, the Company incurred expenses, primarily related to costs for remaining lease liabilities, of $11.0 million ($6.7 million net of tax, or $0.02 per diluted share), which was recognized in SG&A expense in the third quarter of 2016.

In the fourth quarter of 2016, the Company sold or assigned the leases for 12 of its own locations which were closed as part of the relocation process to the acquired locations. As a result, the Company incurred a reduction of expenses of $4.5 million ($2.8 million net of tax, or $0.01 per diluted share), which was recognized in SG&A expense.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of February 2, 2018.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting. Such attestation report is contained below.

(c)  Attestation Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dollar General Corporation and subsidiaries’ internal control over financial reporting as of February 2, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dollar General Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 23, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Nashville, Tennessee

March 23, 2018

(d)  Changes in Internal Control Over Financial Reporting.  There have been no changes during the quarter ended February 2, 2018 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Long-Term Incentive Program: 2018 Annual Equity Grants

On March 21, 2018, a subcommittee of the Company’s Compensation Committee (the “Committee”) awarded 157,197 non-qualified stock options (“Options”) and 40,924 performance share units (“PSUs”) to Mr. Vasos, 27,510 Options and 7,162 PSUs to Mr. Garratt and Ms. Taylor and 29,475 Options and 7,673 PSUs to Messrs. Owen and Ravener on the terms and subject to the conditions set forth in the form of Option award agreement (“Form Option Agreement”) and form of PSU award agreement (“Form PSU Agreement”) attached hereto as Exhibit 10.7 and Exhibit 10.15, respectively (collectively, the “Form Award Agreements”), and subject to the terms and conditions of the previously filed Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan.

The Options, which were granted on terms substantially similar to the prior year, have a term of ten years and, subject to earlier forfeiture or accelerated vesting under certain circumstances described in the Form Option Agreement, generally will vest in four equal annual installments beginning on April 1, 2019.

The PSUs represent a target number of units that can be earned if certain performance measures are achieved during the applicable performance periods and if certain additional vesting requirements are met. Fifty percent of the target number of PSUs is subject to an adjusted EBITDA performance measure with a performance period of the Company’s fiscal year 2018.  The other fifty percent of the target number of PSUs is subject to an adjusted ROIC performance measure which is the average of adjusted ROIC for the Company’s fiscal years 2018, 2019 and 2020.  All performance measures were established by the Committee on the grant date. The number of PSUs earned will vary between 0% and 300% of the target amount based on actual performance compared to target performance on a graduated scale, with performance at the target level resulting in 100% of the target number of PSUs being earned. At the conclusion of each applicable performance period, the Committee will determine the level of achievement of each performance goal measure and the corresponding number of PSUs earned by each grantee. Subject to certain pro-rata vesting conditions, one-third of the PSUs earned by each grantee for adjusted EBITDA performance will vest in equal installments on April 1, 2019, April 1, 2020 and April 1, 2021, in each case subject to the grantee’s continued employment with the Company and certain accelerated vesting provisions described in the Form PSU Agreement.  Subject to certain pro-rata vesting conditions, the PSUs earned by each grantee for adjusted ROIC performance will vest on April 1, 2021, subject to the grantee’s continued employment with the Company and certain accelerated vesting provisions described in the Form PSU Agreement.

The foregoing descriptions of all Options and PSU awards and the Form Award Agreements are summaries only, do not purport to be complete, and are qualified in their entirety by reference to the filed Form Option Agreement and Form PSU Agreement attached hereto as Exhibits 10.7 and 10.15, respectively.

Short-Term Incentive Program: 2018 Teamshare

On March 21, 2018, the Committee approved the Company’s 2018 short-term incentive bonus program applicable to the Company’s named executive officers (“2018 Teamshare”) on the terms and subject to the conditions set forth in the 2018 Teamshare bonus program document attached hereto as Exhibit 10.35.

The Committee selected adjusted EBIT as the Company-wide performance measure for 2018 Teamshare and established the target level of adjusted EBIT consistent with adjusted EBIT in the Company’s fiscal year 2018 financial plan previously approved by the Board of Directors in January 2018.  The Committee determined that adjusted EBIT shall mean the Company’s Operating Profit as calculated in accordance with United States generally accepted accounting principles, but shall exclude the impact of (a) any costs, fees and expenses directly related to the consideration, negotiation, preparation, or consummation of any asset sale, merger or other transaction that results in a Change in Control (within the meaning of the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan) of the Company or any offering of Company common stock or other security; (b) disaster-related charges; (c) any gains or losses associated with the Company’s LIFO computation; and (d) unless the Committee disallows any such item, (i) any unbudgeted loss as a result of the resolution of a legal matter or (ii) any unplanned loss(es) or gain(s) related to the implementation of accounting or tax legislative changes or (iii) any unplanned loss(es) or gain(s) of a non-recurring nature, provided that in the case of each of (i), (ii) and (iii) such amount equals or exceeds $1 million from a single loss or gain, as applicable, and $10 million in the aggregate.  The Committee established the threshold below which no bonus may be paid under 2018 Teamshare at 90% of the target level of the adjusted EBIT performance measure and the maximum above which no additional bonus may be paid at 120% of the target level of the adjusted EBIT performance measure.  The amount of bonus paid to named executive officers will vary between 0% and 300% of the target bonus payment amount based on actual Company performance compared to target performance on a graduated scale, with performance at the target level resulting in 100% of the target bonus amount being earned, subject to individual eligibility requirements and additional individual performance factors.  If a named executive officer is determined to be eligible to receive a 2018 Teamshare bonus payout in accordance with the eligibility rules, adjustments to bonus payouts may be made upward or downward, as applicable, to a level from 100%-120% if rated “Exceeds Expectations,” to a level from 80%-100% if rated “Meets Expectations” and to a level from 0%-80% if rated “Below Expectations".  Mr. Vasos’s target percentage of base salary payout for 2018 Teamshare is 150%, and Messrs. Garratt, Owen and Ravener and Ms. Taylor’s target percentage of base salary payout for 2018 Teamshare is 75%.

The foregoing description of 2018 Teamshare is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the filed 2018 Teamshare Bonus Program document attached hereto as Exhibit 10.35.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Information Regarding Directors and Executive Officers.  The information required by this Item 10 regarding our directors and director nominees is contained under the captions “Who are the nominees this year,” “What are the backgrounds of this year’s nominees,” “Are there any familial relationships between any of the nominees,” “How are directors identified and nominated,” and “What particular experience, qualifications, attributes or skills led the Board of Directors to conclude that each nominee should serve as a director of Dollar General,” all under the heading “Proposal 1: Election of Directors” in our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders to be held on May 30, 2018 (the “2018 Proxy Statement”), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” which information under such caption is incorporated herein by reference.

(b)  Compliance with Section 16(a) of the Exchange Act.  Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement, which information under such caption is incorporated herein by reference.

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

(e)  Audit Committee Information.  Information required by this Item 10 regarding our audit committee and our audit committee financial experts is contained under the captions “Corporate Governance—Does the Board of Directors have standing Audit, Compensation and Nominating Committees” and “—Does Dollar General have an audit committee financial expert serving on its Audit Committee” in the 2018 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation” in the 2018 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Equity Compensation Plan Information.  The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of February 2, 2018:

Number of securities
	Number of securities		remaining available for
	to be issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	outstanding options,	exercise price of	plans (excluding
	warrants	outstanding options	securities reflected in
	and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,882,450	$70.50	16,759,928
Equity compensation plans not approved by security holders	—	—	—
Total	3,882,450	$70.50	16,759,928

   (1)Column (a) consists of shares of common stock issuable upon exercise of outstanding options and upon vesting and payment of restricted stock units, performance share units and deferred shares, including dividend equivalents accrued thereon, under the Stock Incentive Plan. Restricted stock units, performance share units, deferred shares and dividend equivalents are settled for shares of common stock on a one-for-one basis and have no exercise price. Accordingly, they have been excluded for purposes of computing the weighted-average exercise price in column (b). Column (c) consists of shares reserved for issuance pursuant to the Stock Incentive Plan, whether in the form of stock, restricted stock, restricted stock units, performance share units or other stock-based awards or upon the exercise of an option or right.

(b)  Other Information.  The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption “Security Ownership” in the 2018 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2018 Proxy Statement, which information under such caption is incorporated herein by reference.

The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2018 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2018 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Report of Independent Registered Public Accounting Firm	44
	Consolidated Balance Sheets	45
	Consolidated Statements of Income	46
	Consolidated Statements of Comprehensive Income	47
	Consolidated Statements of Shareholders’ Equity	48
	Consolidated Statements of Cash Flows	49
	Notes to Consolidated Financial Statements	50
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

4.2

Form of 1.875% Senior Notes due 2018 (included in Exhibit 4.7) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 8, 2013, filed with the SEC on April 11, 2013 (file no. 001-11421))

4.3

Form of 3.250% Senior Notes due 2023 (included in Exhibit 4.8) (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated April 8, 2013, filed with the SEC on April 11, 2013 (file no. 001-11421))

4.4

Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.9) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.5

Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.10) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.6

Indenture, dated as of July 12, 2012, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8‑K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001‑11421))

4.7

Third Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 8, 2013, filed with the SEC on April 11, 2013 (file no. 001-11421))

4.8

Fourth Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated April 8, 2013, filed with the SEC on April 11, 2013 (file no. 001-11421))

4.9

Fifth Supplemental Indenture, dated as of October 20, 2015, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8‑K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001‑11421))

4.10

Sixth Supplemental Indenture, dated as of April 11, 2017, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.11

Amended and Restated Credit Agreement, dated as of February 22, 2017, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8‑K dated February 22, 2017, filed with the SEC on February 22, 2017 (file no. 001‑11421))

10.1

Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (adopted November 30, 2016 and approved by shareholders on May 31, 2017) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016, filed with the SEC on December 1, 2016 (file no. 001-11421))*

10.2

Form of Stock Option Award Agreement (approved May 24, 2011) for awards made prior to December 2014 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001‑11421))*

10.3

Form of Stock Option Award Agreement (approved March 20, 2012) for annual awards beginning March 2012 and prior to March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))*

10.4

Form of Stock Option Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001‑11421))*

10.5

Form of Stock Option Award Agreement (approved March 16, 2016) for awards beginning March 2016 and prior to March 2017 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.6

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.7

Form of Stock Option Award Agreement (approved March 21, 2018) for awards beginning March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan*

10.8

Form of Stock Option Award Agreement (approved August 26, 2014) for awards beginning December 2014 and prior to May 2016 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001‑11421))*

10.9

Form of Stock Option Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to March 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))*

10.10

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to December 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.11

Form of Stock Option Award Agreement (approved December 5, 2017) for awards beginning December 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2017, filed with the SEC on December 7, 2017 (file no. 001-11421))*

10.12

Form of Performance Share Unit Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001‑11421))*

10.13

Form of Performance Share Unit Award Agreement (approved March 16, 2016) for awards beginning March 2016 and prior to March 2017 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.14

Form of Performance Share Unit Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.15

Form of Performance Share Unit Award Agreement (approved March 21, 2018) for awards beginning March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan*

10.16

Form of Restricted Stock Unit Award Agreement (approved March 17, 2015) for awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended May 1, 2015, filed with the SEC on June 2, 2015 (file no. 001‑11421))*

10.17

Form of Restricted Stock Unit Award Agreement (approved March 16, 2016) for awards beginning March 2016 and prior to March 2017 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.18

Form of Restricted Stock Unit Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.19

Form of Restricted Stock Unit Award Agreement (approved March 21, 2018) for awards beginning March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan*

10.20

Waiver of Certain Limitations Set Forth in Option Agreements Pertaining to Options Previously Granted under the Amended and Restated 2007 Stock Incentive Plan, effective August 26, 2010 (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended July 30, 2010, filed with the SEC on August 31, 2010 (file no. 001‑11421))*

10.21

Form of Restricted Stock Unit Award Agreement for awards prior to May 2011 to non‑employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Registration Statement on Form S‑1 (file no. 333‑161464))

10.22

Form of Restricted Stock Unit Award Agreement (approved May 24, 2011) for awards beginning May 2011 and prior to May 2014 to non‑employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001‑11421))

10.23

Form of Restricted Stock Unit Award Agreement (approved May 28, 2014) for awards beginning May 2014 and prior to February 2015 to non‑employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001‑11421))

10.24

Form of Restricted Stock Unit Award Agreement (approved December 3, 2014) for awards beginning February 2015 and prior to May 2016 to non‑employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001‑11421))

10.25

Form of Restricted Stock Unit Award Agreement (approved May 24, 2016) for awards beginning May 2016 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))

10.26

Form of Restricted Stock Unit Award Agreement (approved May 30, 2017) for awards beginning May 2017 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2017, filed with the SEC on June 1, 2017 (file no. 001-11421))

10.27

Form of Restricted Stock Unit Award Agreement (approved January 26, 2016) for awards beginning February 1, 2016 to non‑executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

10.28

Form of Stock Option Award Agreement for awards to non‑employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Registration Statement on Form S‑1 (file no. 333‑161464))

10.29

Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Registration Statement on Form S‑4 (file no. 333‑148320))*

10.30

First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation’s Registration Statement on Form S‑4 (file no. 333‑148320))*

10.31

Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001‑11421))*

10.32

Dollar General Corporation Non‑Employee Director Deferred Compensation Plan (approved December 3, 2014) (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001‑11421))

10.33

Amended and Restated Dollar General Corporation Annual Incentive Plan (adopted November 30, 2016 and approved by shareholders on May 31, 2017) (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016, filed with the SEC on December 1, 2016 (file no. 001-11421))*

10.34

Dollar General Corporation 2017 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2017, filed with the SEC on June 1, 2017 (file no. 001-11421))*

10.35	Dollar General Corporation 2018 Teamshare Bonus Program for Named Executive Officers*

10.36	Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers*

10.37	Dollar General Corporation Executive Relocation Policy, as amended (effective March 21, 2018)*

10.38

Summary of Non-Employee Director Compensation effective February 3, 2018 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2017, filed with the SEC on December 7, 2017 (file no. 001-11421))

10.39

Employment Agreement, effective June 3, 2015, between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 99.3 to Dollar General Corporation’s Current Report on Form 8‑K dated May 27, 2015, filed with the SEC on May 28, 2015 (file no. 001‑11421))*

10.40

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos for June 3, 2015 award (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8‑K dated May 27, 2015, filed with the SEC on May 28, 2015 (file no. 001‑11421))*

10.41

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2016) (incorporated by reference to Exhibit 10.38 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421)) *

10.42

Employment Agreement, effective December 2, 2015, between Dollar General Corporation and John W. Garratt (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8‑K dated December 2, 2015, filed with the SEC on December 3, 2015 (file no. 001‑11421))*

10.43

Employment Agreement, effective June 15, 2015, between Dollar General Corporation and Jeffery C. Owen (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 30, 2015, filed with the SEC on December 3, 2015 (file no. 001‑11421))*

10.44

Employment Agreement, effective August 10, 2015, between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended July 31, 2015, filed with the SEC on August 27, 2015 (file no. 001‑11421))*

10.45

Stock Option Agreement, dated as of March 24, 2010, between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.42 to Dollar General Corporation’s Annual Report on Form 10‑K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001‑11421))*

10.46

Employment Agreement, effective July 12, 2017, between Dollar General Corporation and Jason S. Reiser (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2017, filed with the SEC on August 31, 2017 (file no. 001-11421))*

10.47

Employment Agreement, effective August 10, 2015, between Dollar General Corporation and Rhonda M. Taylor (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended July 31, 2015, filed with the SEC on August 27, 2015 (file no. 001‑11421))*

10.48

Stock Option Agreement, dated March 24, 2010, between Dollar General Corporation and Rhonda M. Taylor (incorporated by reference to Exhibit 10.48 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.49

Employment Agreement, effective July 10, 2017, between Dollar General Corporation and Carman R. Wenkoff (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2017, filed with the SEC on August 31, 2017 (file no. 001-11421))*

10.50

Employment Agreement, effective December 2, 2015, between Dollar General Corporation and Anita C. Elliott (incorporated by reference to Exhibit 99.3 to Dollar General Corporation’s Current Report on Form 8‑K dated December 2, 2015, filed with the SEC on December 3, 2015 (file no. 001‑11421))*

10.51

Employment Agreement, effective June 1, 2015, between Dollar General Corporation and Michael J. Kindy (incorporated by reference to Exhibit 10.48 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.52

Omnibus Limited Waiver by Dollar General Corporation to the Employment Agreement and Employment Transition Agreement with certain employees of Dollar General Corporation, effective January 28, 2016 (incorporated by reference to Exhibit 10.52 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.53

Employment Agreement, effective August 10, 2015, between Dollar General Corporation and John W. Flanigan (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015, filed with the SEC on August 27, 2015 (file no. 001-11421))*

10.54

Employment Agreement, effective August 7, 2015, between Dollar General Corporation and James W. Thorpe (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2015, filed with the SEC on December 3, 2015 (file no. 001-11421))*

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

DOLLAR GENERAL CORPORATION

Date: March 23, 2018	By:	/s/ Todd J. Vasos
Todd J. Vasos,
Chief Executive Officer

We, the undersigned directors and officers of the registrant, hereby severally constitute Todd J. Vasos, John W. Garratt and Anita C. Elliott, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Todd J. Vasos	Chief Executive Officer & Director	March 23, 2018
TODD J. VASOS	(Principal Executive Officer)

/s/ John W. Garratt	Executive Vice President & Chief Financial Officer	March 23, 2018
JOHN W. GARRATT	(Principal Financial Officer)

/s/ Anita C. Elliott	Senior Vice President & Chief Accounting Officer	March 23, 2018
ANITA C. ELLIOTT	(Principal Accounting Officer)

/s/ Warren F. Bryant	Director	March 23, 2018
WARREN F. BRYANT

/s/ Michael M. Calbert	Director	March 23, 2018
MICHAEL M. CALBERT

/s/ Sandra B. Cochran	Director	March 23, 2018
SANDRA B. COCHRAN

/s/ Patricia D. Fili-Krushel	Director	March 23, 2018
PATRICIA D. FILI‑KRUSHEL

/s/ Timothy I. McGuire	Director	March 23, 2018
TIMOTHY I. MCGUIRE

/s/ Paula A. Price	Director	March 23, 2018
PAULA A. PRICE

/s/ William C. Rhodes, III	Director	March 23, 2018
WILLIAM C. RHODES, III

/s/ David B. Rickard	Director	March 23, 2018
DAVID B. RICKARD

/s/ Ralph E. Santana	Director	March 23, 2018
RALPH E. SANTANA