Form 10-Q
period 2018-05-04
DOLLAR GENERAL CORP
filed 2018-05-31
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2018

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

The registrant had 267,557,504 shares of common stock outstanding on May 25, 2018.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 4,	February 2,
	2018	2018
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$283,970	$267,441
Merchandise inventories	3,594,529	3,609,025
Income taxes receivable	28,637	108,265
Prepaid expenses and other current assets	258,900	263,121
Total current assets	4,166,036	4,247,852
Net property and equipment	2,758,369	2,701,282
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,375	1,200,428
Other assets, net	29,861	28,760
Total assets	$12,493,230	$12,516,911
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,889	$401,345
Accounts payable	2,018,320	2,009,771
Accrued expenses and other	495,371	549,658
Income taxes payable	9,752	4,104
Total current liabilities	2,525,332	2,964,878
Long-term obligations	2,862,497	2,604,613
Deferred income taxes	565,150	515,702
Other liabilities	303,933	305,944
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	234,109	235,141
Additional paid-in capital	3,210,527	3,196,462
Retained earnings	2,795,620	2,698,352
Accumulated other comprehensive loss	(3,938)	(4,181)
Total shareholders’ equity	6,236,318	6,125,774
Total liabilities and shareholders' equity	$12,493,230	$12,516,911

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	May 4,	May 5,
	2018	2017
Net sales	$6,114,463	$5,609,625
Cost of goods sold	4,252,214	3,910,642
Gross profit	1,862,249	1,698,983
Selling, general and administrative expenses	1,372,065	1,225,188
Operating profit	490,184	473,795
Interest expense	24,773	25,004
Other (income) expense	—	3,502
Income before income taxes	465,411	445,289
Income tax expense	100,559	165,800
Net income	$364,852	$279,489
Earnings per share:
Basic	$1.36	$1.02
Diluted	$1.36	$1.02
Weighted average shares outstanding:
Basic	268,267	274,692
Diluted	269,135	275,215

Dividends per share	$0.29	$0.26

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 4,	May 5,
	2018	2017
Net income	$364,852	$279,489
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $86 and $128, respectively	243	201
Comprehensive income	$365,095	$279,690

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 4,	May 5,
	2018	2017
Cash flows from operating activities:
Net income	$364,852	$279,489
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	109,335	98,586
Deferred income taxes	8,046	9,516
Loss on debt retirement	—	3,502
Noncash share-based compensation	12,406	8,932
Other noncash (gains) and losses	3,340	2,122
Change in operating assets and liabilities:
Merchandise inventories	12,356	(42,456)
Prepaid expenses and other current assets	3,294	(12,342)
Accounts payable	5,043	56,630
Accrued expenses and other liabilities	(55,124)	(39,511)
Income taxes	85,276	146,137
Other	(176)	(143)
Net cash provided by (used in) operating activities	548,648	510,462
Cash flows from investing activities:
Purchases of property and equipment	(164,630)	(143,519)
Proceeds from sales of property and equipment	631	131
Net cash provided by (used in) investing activities	(163,999)	(143,388)
Cash flows from financing activities:
Issuance of long-term obligations	499,495	599,556
Repayments of long-term obligations	(400,330)	(750,275)
Net increase (decrease) in commercial paper outstanding	(237,200)	(22,800)
Costs associated with issuance and retirement of debt	(4,444)	(9,460)
Repurchases of common stock	(150,001)	(88,755)
Payments of cash dividends	(77,657)	(71,294)
Other equity and related transactions	2,017	(5,984)
Net cash provided by (used in) financing activities	(368,120)	(349,012)
Net increase (decrease) in cash and cash equivalents	16,529	18,062
Cash and cash equivalents, beginning of period	267,441	187,915
Cash and cash equivalents, end of period	$283,970	$205,977
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$66,684	$47,464

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP for annual financial statements or those normally made in the Company’s Annual Report on Form 10-K, including the condensed consolidated balance sheet as of February 2, 2018 which was derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2018 fiscal year is scheduled to be a 52-week accounting period ending on February 1, 2019, and the 2017 fiscal year was a 52-week accounting period that ended on February 2, 2018.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of May 4, 2018 and results of operations for the 13-week accounting periods ended May 4, 2018 and May 5, 2017 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision (benefit) of $2.1 million and $0.8 million in the respective 13-week periods ended May 4, 2018 and May 5, 2017. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new accounting standards related to the recognition of revenue and in August 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017.  The Company adopted this guidance using the modified retrospective approach effective February 3, 2018, and such adoption had no effect on the Company’s consolidated results of operations, financial position or cash flows.

In February 2016, the FASB issued new guidance related to lease accounting, which when effective will require a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Currently, a modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The FASB has proposed guidance which would allow companies to record the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption, although such guidance has not yet been formally issued. The Company formed a project team to assess and implement the standard, which has completed its evaluation of existing contractual arrangements for embedded leases. The project team is also testing computations in the Company’s lease administration system, integrating interfaces between the lease administration system and the enterprise resource planning systems, and comparing the Company’s current accounting policies to the new standard. As a result of the efforts of this project team, the Company has identified its store leases as the area in which it would most likely be affected by the new guidance. The Company’s assessment of the impact that adoption of this guidance will have on its consolidated financial statements is ongoing, and the Company anticipates a material impact because it is party to a significant number of lease contracts for its stores.

In October 2016, the FASB issued amendments to existing guidance related to accounting for intra-entity transfers of assets other than inventory, which affects the Company’s historical accounting for intra-entity transfers of certain intangible assets. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments are applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance effective February 3, 2018  which resulted in an increase in deferred income tax liabilities and a decrease in retained earnings of $41.3 million.

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

2. Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended May 4, 2018			13 Weeks Ended May 5, 2017
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$364,852	268,267	$1.36	$279,489	274,692	$1.02
Effect of dilutive share-based awards		868			523
Diluted earnings per share	$364,852	269,135	$1.36	$279,489	275,215	$1.02

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 0.9 million and 2.6 million in the 2018 and 2017 periods, respectively.

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

As of May 4, 2018, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $1.1 million, $0.7 million and $0.8 million, respectively, for a total of $2.6 million. This total amount is reflected in noncurrent Other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions will not be reduced in the coming twelve months as a result of expiring statutes of limitations.  As of May 4, 2018, approximately $1.1 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. The Company has not fully completed its accounting for the income tax effects of the TCJA.  As discussed in SEC Staff Accounting Bulletin No. 118, the accounting for the TCJA should be completed within one year from enactment.  During the 13-week period ended May 4, 2018, the Company made no adjustments to the provisional amounts recorded at February 2, 2018.  Any adjustments to the provisional amounts recorded at February 2, 2018 will be reflected upon the completion of the Company’s accounting for the TCJA.

The effective income tax rates for the 13-week periods ended May 4, 2018 and May 5, 2017 were 21.6% and 37.2%, respectively. The tax rate for the 2018 13-week period was lower than the comparable 2017 13-week period primarily due to the federal tax law changes contained in the TCJA, including the change in the federal income tax rate to 21% in the 2018 period compared to 35% in the 2017 period.

4.Current and long-term obligations

Current and long-term obligations consist of the following:

	May 4,	February 2,
(In thousands)	2018	2018
Senior unsecured credit facilities
Term Facility	$175,000	$175,000
Revolving Facility	—	—
1.875% Senior Notes due April 15, 2018 (net of discount of $16)	—	399,984
3.250% Senior Notes due April 15, 2023 (net of discount of $1,263 and $1,322)	898,737	898,678
4.150% Senior Notes due November 1, 2025 (net of discount of $615 and $632)	499,385	499,368
3.875% Senior Notes due April 15, 2027 (net of discount of $404 and $413)	599,596	599,587
4.125% Senior Notes due May 1, 2028 (net of discount of $502)	499,498	—
Unsecured commercial paper notes	193,000	430,200

Capital lease obligations	11,992	12,321
Tax increment financing due February 1, 2035	7,335	7,335
Debt issuance costs, net	(20,157)	(16,515)
	2,864,386	3,005,958
Less: current portion	(1,889)	(401,345)
Long-term portion	$2,862,497	$2,604,613

At May 4, 2018, the Company’s senior unsecured credit facilities (the “Facilities”) consisted of a  $175.0 million senior unsecured term loan facility (the “Term Facility”) and a $1.25 billion senior unsecured revolving credit facility (the “Revolving Facility”) that provides for the issuance of letters of credit up to $175.0 million. The Term Facility is scheduled to mature on October 20, 2020, and the Revolving Facility is scheduled to mature on February 22, 2022.

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of May 4, 2018 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility.  As of May 4, 2018, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 3.0% as of May 4, 2018.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required principal amortization under the Facilities.  The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 4, 2018, the Company was in compliance with all such covenants.  The Facilities also contain customary events of default.

As of May 4, 2018, the entire balance of the Term Facility was outstanding and, under the Revolving Facility, the Company had no outstanding borrowings, outstanding letters of credit of $9.1 million, and borrowing availability of $1.24 billion that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $861.9 million at May 4, 2018. In addition, as of May 4, 2018, the Company had outstanding letters of credit of $31.8 million which were issued pursuant to separate agreements.

As of May 4, 2018,  the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.  As of May 4, 2018, the Company’s condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $193.0 million classified as long-term obligations due to its intent and ability to refinance these obligations as long-term debt. An additional $186.0 million of outstanding CP Notes were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the condensed consolidated balance sheet. As of May 4, 2018, the outstanding CP Notes had a weighted average borrowing rate of 2.3%.

On April 10, 2018, the Company issued $500.0 million aggregate principal amount of 4.125% senior notes due 2028 (the “2028 Senior Notes”), net of discount of $0.5 million, which are scheduled to mature on May 1, 2028. Interest on the 2028 Senior Notes is payable in cash on May 1 and November 1 of each year, with the first payment commencing on November 1, 2018. The Company has incurred $4.4 million of debt issuance costs associated with the issuance of the 2028 Senior Notes. The net proceeds from the offering of the 2028 Senior Notes were used to repay all of the Company’s outstanding $400.0 million senior notes due in 2018 as discussed below, to reduce CP Notes outstanding, and for general corporate purposes.

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

Effective April 15, 2018, the Company redeemed $400.0 million aggregate principal amount of outstanding 1.875% senior notes due 2018 (the “2018 Senior Notes”). There was no gain or loss associated with the redemption. The Company funded the redemption price for the 2018 Senior Notes with proceeds from the issuance of the 2028 Senior Notes.

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

Scheduled debt maturities at May 4, 2018, including capital lease obligations, for each of the next five annual periods are as follows (in thousands): 2019 - $194,889; 2020 - $2,000; 2021 - $176,940; 2022 - $1,962; 2023 - $901,663; thereafter - $1,609,873.

5.Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of May 4, 2018.

The following table presents the Company’s assets and liabilities disclosed at fair value as of May 4, 2018, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	May 4,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2018

Liabilities:
Long-term obligations (a)	$2,463,809	$387,108	$—	$2,850,917
Deferred compensation (b)	25,486	—	—	25,486

(a)	Included in the condensed consolidated balance sheet at book value as Current portion of long-term obligations of $1,889 and Long-term obligations of $2,862,497.
(b)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $2,285 and noncurrent Other liabilities of $23,201.

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

Wage and Hour Litigation

The Company is defending the following wage and hour matters (collectively the “Wage/Hour Litigation”):

•

California Wage/Hour Litigation (“Key Carriers”): Plaintiffs allege, on behalf of themselves and other similarly situated current and former “key carriers,” that the Company failed to comply with California law, in some or all of the following respects: failure to provide meal and rest periods, failure to provide accurate wage statements, and failure to provide appropriate termination pay. The plaintiffs seek to recover alleged unpaid wages, injunctive relief, consequential damages, pre-judgment interest, statutory penalties under the Private Attorney General Act (the “PAGA”) and attorneys’ fees and costs.

•

California Wage/Hour Litigation (“Non Key Carriers”): Plaintiff alleges, on behalf of herself and other current and former “hourly non-key carrier” employees, that the Company failed to comply with California law in some or all of the following respects: failure to pay for all time worked, failure to pay timely wages, failure to provide meal and rest breaks, and failure to provide accurate wage statements and appropriate termination pay.  Plaintiff seeks to recover penalties under the PAGA, attorneys’ fees and costs, and pre-judgment and post-judgment interest.

•

Pennsylvania Wage/Hour Litigation: Plaintiff, a former distribution center employee, alleges that he and other similarly situated current and former hourly distribution center employees were subjected to unlawful policies and practices and were denied regular and overtime wages in violation of federal and Pennsylvania law. The plaintiff seeks to proceed on a nationwide collective basis under federal law and a statewide class basis under Pennsylvania law and to recover alleged unpaid wages, liquidated damages, statutory damages, and attorneys’ fees and costs.

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

•

EEOC Litigation:  The United States Equal Employment Opportunity Commission (“EEOC”) alleges that the Company’s use of post offer, pre-employment physical assessments, as applied to candidates for the general warehouse position in the Bessemer, Alabama distribution center, violates the Americans with Disabilities Act and the Genetic Information Nondiscrimination Act.

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

Consumer/Product Litigation

In December 2015 the Company was first notified of several lawsuits in which the plaintiffs allege violation of state law, including state consumer protection laws, relating to the labeling, marketing and sale of certain Dollar General private-label motor oil. Each of these lawsuits, as well as additional, similar lawsuits filed after December 2015, was filed in, or removed to, various federal district courts of the United States (collectively “the Motor Oil Lawsuits”).

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

On September 1, 2017, the Mississippi Attorney General (the “Mississippi AG”), who also is represented by the counsel for the plaintiffs in the Motor Oil MDL, filed an action in the Chancery Court of the First Judicial District of Hinds County, Mississippi in which the Mississippi AG alleges that the Company’s labeling, marketing and sale of certain Dollar General private-label motor oil violated Mississippi law. (Jim Hood v. Dollar General Corporation, Case No. G2017-1229 T/1) (the “Mississippi Motor Oil Matter”). The Company removed this matter to Mississippi federal court on October 5, 2017, and filed a motion to dismiss the action. The matter was transferred to the Motor Oil MDL and the Mississippi AG moved to remand it to state court. (Jim Hood v. Dollar General Corporation, N.D. Miss., Case No. 3:17-cv-801-LG-LRA).  The Company’s and the Mississippi AG’s above-referenced motions are pending.

On January 30, 2018, the Company received a Civil Investigative Demand (“CID”) from the Office of the Louisiana Attorney General (“Louisiana AG”) requesting information concerning the Company’s labeling, marketing and sale of certain Dollar General private-label motor oil (the “Louisiana Motor Oil Matter”). In response to the CID, the Company filed a petition for a protective order on February 20, 2018 in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking to set aside the CID. (In re Dollar General Corp. and Dolgencorp, LLC, Case No. 666499).  The Company’s petition is pending.

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

Shareholder Litigation

The Company defended litigation filed in January and February 2017 in which the plaintiffs, on behalf of themselves and a putative class of shareholders, alleged that between March 10, 2016 and December 1, 2016, the Company and certain of its officers (the “Individual Defendants”) violated federal securities laws by misrepresenting the sales impact of changes to certain federal programs that provide supplemental nutritional assistance to individuals. (Iron Workers Local Union No. 405 Annuity Fund v. Dollar General Corporation, et al., M.D. Tenn., Case No. 3:17-cv-00063; Julia Askins v. Dollar General Corporation, et al., M.D. Tenn., Case No. 3:17-cv-00276; Bruce Velan v. Dollar General Corporation, et al., M.D. Tenn., Case No. 3:17-cv-00275) (collectively “the Shareholder Litigation”).  The plaintiffs in the Shareholder Litigation sought the following relief: compensatory damages, unspecified equitable relief, pre- and post-judgment interest and attorneys’ fees and expenses. The court consolidated the cases, appointed a lead plaintiff and entered a preliminary scheduling order. On March 8, 2018, the court granted the Company’s and the Individual Defendants’ motion to dismiss the Shareholder Litigation and entered judgment in the Company’s and the Individual Defendants’ favor. The plaintiffs did not appeal, and this matter is concluded.

The Company also defended shareholder derivative actions filed in April, July and August 2017, in which each plaintiff asserted, purportedly on behalf of the Company, some or all of the following claims against the Company’s board of directors and certain of its officers based upon factual allegations substantially similar to those in the Shareholder Litigation: alleged breach of fiduciary duties, unjust enrichment, violation of federal securities laws, abuse of control, and gross mismanagement.  (Robert Anderson v. Todd Vasos, et al., M.D. Tenn., Case No. 3:17-cv-00693; Sharon Shaver v. Todd J. Vasos, et al., Chancery Court for the Twentieth Judicial District of Davidson County, Tennessee, Case No. 17-797-I; Glenn Saito v. Todd Vasos, et al., M.D. Tenn., Case No. 3:17-cv-01138) (collectively “the Derivative Litigation”). The plaintiffs in the Derivative Litigation sought, purportedly on behalf of the Company, some or all of the following relief: compensatory damages, injunctive relief, disgorgement, restitution and attorneys’ fees and expenses. The Anderson and Saito cases were consolidated and stayed pending resolution of the motion to dismiss in the Shareholder Litigation, and a similar stay was ordered in the Shaver action. Following dismissal of the Shareholder Litigation and the plaintiffs’ decision not to appeal the dismissal order in that action, the plaintiffs in the Derivative Litigation voluntarily dismissed those actions as well.

7.Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of May 4, 2018, all of the Company’s operations were located within the United States with the exception of certain subsidiaries in Hong Kong and China and a liaison office in India, which collectively are not material with regard to assets, results of operations or otherwise to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended
	May 4,	May 5,
(in thousands)	2018	2017
Classes of similar products:
Consumables	$4,772,388	$4,315,513
Seasonal	691,031	662,638
Home products	354,633	333,150
Apparel	296,411	298,324
Net sales	$6,114,463	$5,609,625

8.Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. Most recently, on March 14, 2018, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program. As of May 4, 2018, a cumulative total of $6.0 billion had been authorized under the program since its inception and approximately $1.2 billion remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions.  The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors.  Repurchases under the program may be funded from available cash or borrowings including under the Company’s Facilities and issuance of CP Notes discussed in further detail in Note 4.

Pursuant to its common stock repurchase program, during the 13-week periods ended May 4, 2018, and May 5, 2017, the Company repurchased in the open market approximately 1.6 million shares of its common stock at a total cost of $150.0 million and approximately 1.3 million shares of its common stock at a total cost of $88.8 million, respectively.

The Company paid a quarterly cash dividend of $0.29 per share during the first quarter of 2018.  On May 29, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.29 per share, which is payable on or before July 24, 2018 to shareholders of record on July 10, 2018. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of May 4, 2018, the related condensed consolidated statements of income, comprehensive income and cash flows for the thirteen week periods ended May 4, 2018 and May 5, 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 2, 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 23, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP

May 31, 2018
Nashville, Tennessee

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are among the largest discount retailers in the United States by number of stores, with 14,761 stores located in 44 states as of May 4, 2018. Our greatest concentration of stores is in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our core customers are often among the first to be affected by negative or uncertain economic conditions, and are among the last to feel the effects of improving economic conditions particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include the unemployment rate, the underemployment rate, wage growth, fuel prices, and changes to certain government assistance programs, such as the Supplemental Nutrition Assistance Program. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budget, such as rent and healthcare. Finally, significant unseasonable weather patterns, such as occurred in the first quarter as discussed in “Results of Operations” below, can impact customer shopping behaviors.

We remain committed to the following long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our people as a competitive advantage.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount, as well as an ongoing focus on enhancing our gross margins while maintaining both everyday low price and affordability. Several of these initiatives are also designed to capture growth opportunities and are discussed in more detail below. Even as we work to provide everyday low prices and meet our customers’ affordability needs, we also remain focused on enhancing our margins through effective category management, inventory shrink reduction initiatives, private brands penetration, distribution and transportation efficiencies, global sourcing and pricing and markdown optimization.

Historically, our sales of consumables, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales of non-consumables, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. In the 2018 first quarter, our sales mix continued to shift slightly toward consumables, and, within consumables, slightly toward lower margin departments such as perishables and tobacco. We expect these trends to continue throughout at least the first half of 2018. Certain of our initiatives, including those related to the non-consumables categories, are intended to address these trends, although there can be no assurance we will be successful in their reversal.

To support our other operating priorities, we remain focused on capturing other growth opportunities. In the first quarter of 2018, we opened 241 new stores, remodeled 322 stores, and relocated 31 stores. For 2018, we plan to open approximately 900 new stores, remodel approximately 1,000 mature store locations, and relocate approximately 100 stores for an approximate total of 2,000 real estate projects.

We continue to innovate within our channel and are able to utilize the most productive of our various store formats based on the specific market opportunity.  We expect that our traditional 7,300 square foot store format will continue to be the primary store layout for new stores, relocations and remodels in 2018. We expect approximately 400 of the planned 1,000 remodels in 2018 to include a higher cooler count for increased selection of perishable items. In addition, our smaller format store (less than 6,000 square feet) allows us to capture growth opportunities in metropolitan areas as well as in rural areas with a low number of households. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

We continue to make progress on certain strategic initiatives that we believe will help drive profitable sales growth and capture long-term growth opportunities. Such opportunities include leveraging existing, and developing new, digital tools and technology to provide our customers with additional shopping access points and even greater convenience. Following an in-depth analysis, we are also refreshing our approach to our non-consumables product offerings.

To support our new store growth and drive productivity, we continue to make investments in our distribution center network. Our sixteenth and seventeenth distribution centers in Longview, Texas and Amsterdam, New York, respectively, are currently under construction. We expect both of these distribution centers to open in 2019.

We have established a position as a low-cost operator, always seeking ways to reduce or control costs that do not affect our customers’ shopping experience. We plan to continue enhancing this position over time as we aim to continually streamline our business while also employing ongoing cost discipline to reduce certain expenses as a percentage of sales. Nonetheless, we seek to maintain flexibility to invest in the business as necessary to enhance our long-term profitability. We exercised this flexibility in the 2018 first quarter through specific planned investments, such as investments in store manager pay and training. These investments, combined with softer sales in the 2018 first quarter compared to the 2017 first quarter and additional expenses incurred in the 2018 first quarter relating to increased store openings in the second half of 2017, resulted in higher Selling, General & Administrative (“SG&A”) expenses as a percentage of sales in the first quarter of 2018 than in the first quarter of 2017, as discussed in more detail below under “Results of Operations.”

Our employees are a competitive advantage, and we are always searching for ways to continue investing in them.  We invest in our employees in an effort to create an environment that attracts and retains talented personnel, as we believe that, particularly at the store level, employees who are promoted from within our company generally have longer tenures and are greater contributors to improvements in our financial performance. We believe our investments in compensation and training for our store managers are contributing to improved customer experience scores, higher sales and improved turnover metrics.

Highlights of our 2018 first quarter results of operations compared to the 2017 first quarter and our financial condition at May 4, 2018 are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

•

Net sales increased 9.0% to $6.11 billion. Sales in same-stores increased 2.1% due to an increase in average transaction amount which was partially offset by a decline in customer traffic. Average sales per square foot for all stores over the 52-week period ended May 4, 2018 was $227.

•

Gross profit, as a percentage of net sales, was 30.5% in the 2018 period compared to 30.3% in the 2017 period, an increase of 17 basis points, primarily reflecting higher initial markups on inventory purchases and an improved rate of inventory shrinkage, among other factors discussed below.

•

SG&A expense, as a percentage of net sales, was 22.4% in the 2018 period compared to 21.8% in the 2017 period, an increase of 60 basis points, reflecting increased retail labor and occupancy costs, among other factors discussed below.

•	Interest expense decreased by $0.2 million to $24.8 million in the 2018 period.

•	The effective income tax rate for the 2018 period was 21.6% compared to a rate of 37.2% for the 2017 period primarily due to the Tax Cuts and Jobs Act.

•	Net income was $364.9 million, or $1.36 per diluted share, in the 2018 period compared to net income of $279.5 million, or $1.02 per diluted share, in the 2017 period.

•	Cash generated from operating activities was $548.7 million for the 2018 period compared to $510.5 million in the comparable 2017 period.

•	Total cash dividends of $77.7 million, or $0.29 per share, were paid during the 2018 period, compared to $71.3 million, or $0.26 per share, in the comparable 2017 period.

•	Inventory turnover was 4.7 times on a rolling four-quarter basis. On a per store basis, inventories at May 4, 2018 increased by 0.4% over the balances at May 5, 2017.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year periods as compared with the prior year periods as well as our financial condition at May 4, 2018.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2018 and 2017, which represent the 52-week fiscal years ending or ended February 1, 2019 and February 2, 2018, respectively. References to the first quarter accounting periods for 2018 and 2017 contained herein refer to the 13-week accounting periods ended May 4, 2018 and May 5, 2017, respectively.

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

The following table contains results of operations data for the first 13-week periods of 2018 and 2017, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2018 vs. 2017
(amounts in millions, except	May 4,	May 5,	Amount	%
per share amounts)	2018	2017	Change	Change
Net sales by category:
Consumables	$4,772.4	$4,315.5	$456.9	10.6%
% of net sales	78.05%	76.93%
Seasonal	691.0	662.6	28.4	4.3
% of net sales	11.30%	11.81%
Home products	354.6	333.2	21.5	6.4
% of net sales	5.80%	5.94%
Apparel	296.4	298.3	(1.9)	(0.6)
% of net sales	4.85%	5.32%
Net sales	$6,114.5	$5,609.6	$504.8	9.0%
Cost of goods sold	4,252.2	3,910.6	341.6	8.7
% of net sales	69.54%	69.71%
Gross profit	1,862.2	1,699.0	163.3	9.6
% of net sales	30.46%	30.29%
Selling, general and administrative expenses	1,372.1	1,225.2	146.9	12.0
% of net sales	22.44%	21.84%
Operating profit	490.2	473.8	16.4	3.5
% of net sales	8.02%	8.45%
Interest expense	24.8	25.0	(0.2)	(0.9)
% of net sales	0.41%	0.45%
Other (income) expense	—	3.5	(3.5)	—
% of net sales	0.00%	0.06%
Income before income taxes	465.4	445.3	20.1	4.5
% of net sales	7.61%	7.94%
Income tax expense	100.6	165.8	(65.2)	(39.3)
% of net sales	1.64%	2.96%
Net income	$364.9	$279.5	$85.4	30.5%
% of net sales	5.97%	4.98%
Diluted earnings per share	$1.36	$1.02	$0.34	33.3%

13 WEEKS ENDED MAY 4, 2018 AND MAY 5, 2017

Net Sales. The net sales increase in the 2018 period reflects a same-store sales increase of 2.1% compared to the 2017 period. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2018 period, there were 13,320 same-stores which accounted for sales of $5.7 billion. The increase in same-store sales reflects an increase in average transaction amount, partially offset by a decline in customer traffic that we believe was somewhat weather-related. The increase in average transaction amount was driven by both higher average units sold and higher average retail prices. Same-store sales increased in the consumables category and declined in each of our three non-consumables categories. The net sales increase was positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2018 period, gross profit increased by 9.6%, and as a percentage of net sales increased by 17 basis points to 30.5% compared to the 2017 period.  Higher initial markups on inventory purchases and an improved rate of inventory shrinkage contributed to the increase in the gross profit rate. These factors were partially offset by a greater proportion of sales of consumables, which generally have a lower gross profit rate than our other product categories, the sales of lower margin products comprising a higher proportion of consumables sales, and increased transportation costs. We believe our improved rate of inventory shrinkage reflects our continued implementation of in-store defensive merchandising and technology-based tools, including a significant increase in the number of stores utilizing Electronic Article Surveillance (“EAS”). We believe that the results from those stores in which EAS has been implemented suggests that EAS improves not only inventory shrinkage but also improves our in-stock position. Our transportation costs increased, pressuring our overall gross margin in the first quarter, as a result of  increasing carrier and fuel rates. To mitigate these pressures, we continue to pursue opportunities such as stem mile reduction, shipment load optimization and private fleet expansion to improve our distribution and transportation efficiencies.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 22.4% as a percentage of net sales in the 2018 period compared to 21.8% in the comparable 2017 period, an increase of 60 basis points. The 2018 period results reflect increased retail labor expenses, due in part to our investment in store manager compensation, and increases in occupancy costs, utilities and property taxes on leased stores, each of which increased at a rate greater than the increase in net sales.

Income Taxes. The effective income tax rate for the 2018 period was 21.6% compared to a rate of 37.2% for the 2017 period which represents a net decrease of 15.6 percentage points. The tax rate for the 2018 period was lower than the comparable 2017 period primarily due to the federal tax law changes contained in the Tax Cuts and Jobs Act, including the change in the federal income tax rate to 21% in the 2018 period compared to 35% in the 2017 period.

Accounting Standards

In February 2016, the FASB issued new guidance related to lease accounting, which when effective will require a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Currently, a modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The FASB has proposed guidance which would allow companies to record the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption, although such guidance has not yet been formally issued. We formed a project team to assess and implement the standard, which has completed its evaluation of existing contractual arrangements for embedded leases. The project team is also testing computations in our lease administration system, integrating interfaces between the lease administration system and the enterprise resource planning systems, and comparing our current accounting policies to the new standard. As a result of the efforts of this project team, we have identified store leases as the area in which we would most likely be affected by the new guidance. Our assessment of the impact that adoption of this guidance will have on our consolidated financial statements is ongoing and we are anticipating a material impact because we are party to a significant number of lease contracts for our stores.

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

Liquidity and Capital Resources

At May 4, 2018, we had a $1.4 billion unsecured credit agreement (the “Facilities”), $2.5 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability of up to $1.0 billion. At May 4, 2018, we had total outstanding debt (including the current portion of long-term obligations) of $2.9 billion, which includes balances under the Term Facility (as defined below), commercial paper, and senior notes, all of which are described in greater detail below. Our borrowing availability under the Facilities may be effectively limited by borrowings under the commercial paper program as further described below.

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

For the remainder of fiscal 2018, we anticipate potential combined borrowings under the Revolving Facility (defined below) and our commercial paper program to be a maximum of approximately $800 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

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

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of May 4, 2018 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility. As of May 4, 2018, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on our long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 3.0% as of May 4, 2018.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required principal amortization under the Facilities. The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of May 4, 2018, we were in compliance with all such covenants.  The Facilities also contain customary events of default.

As of May 4, 2018, the entire balance of the Term Facility was outstanding, and under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $9.1 million, and borrowing availability of $1.24 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $861.9 million at May 4, 2018. In addition, as of May 4, 2018 we had outstanding letters of credit of $31.8 million which were issued pursuant to separate agreements.

Commercial Paper

As of May 4, 2018, our condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $193.0 million classified as long-term obligations due to our intent and ability to refinance these obligations as long-term debt. An additional $186.0 million of outstanding CP Notes were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet.  Under this program, we may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness.  We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.  As of May 4, 2018, the outstanding CP Notes had a weighted average borrowing rate of 2.3%.

Senior Notes

In April 2013 we issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”) at a discount of $2.4 million, which are scheduled to mature on April 15, 2023. In October 2015 we issued $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”) at a discount of $0.8 million, which are scheduled to mature on November 1, 2025. In April 2017 we issued $600.0 million aggregate principal amount of 3.875% senior notes due 2027 (the “2027 Senior Notes”) at a discount of $0.4 million, which are scheduled to mature on April 15, 2027.  In April 2018 we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2028 (the “2028 Senior Notes”) at a discount of $0.5 million, which are scheduled to mature on May 1, 2028.  Collectively, the 2023 Senior Notes, 2025 Senior Notes, 2027 Senior Notes and 2028 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). Interest on the 2023 Senior Notes and the 2027 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 and 2028 Senior Notes is payable in cash on May 1 and November 1 of each year, with interest on the 2028 Senior Notes commencing on November 1, 2018.

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

Contractual Obligations

The issuance of the 2028 Senior Notes and the redemption of the 2018 Senior Notes discussed above resulted in changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018. The following table summarizes our significant contractual obligations for long-term debt obligations and related interest as of May 4, 2018 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$2,875,335	$193,525	$176,135	$901,245	$1,604,430
Capital lease obligations	11,992	1,364	2,805	2,380	5,443
Interest(a)	736,262	104,211	196,517	187,283	248,251

(a)

Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, using rates and balances as of May 4, 2018. Variable rate long-term debt includes the balance of the Term Facility of $175.0 million, the Revolving Facility (although such facility had a balance of zero as of May 4, 2018), the CP Notes (which had a consolidated balance of $193.0 million as of May 4, 2018, net of $186.0 million held by a wholly-owned subsidiary), and the balance of an outstanding tax increment financing of $7.3 million.

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 52% of our total assets exclusive of goodwill and other intangible assets as of May 4, 2018. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the “2018 period” and the “2017 period” in the discussion of “Cash flows from operating activities,” “Cash flows from investing activities,” and “Cash flows from financing activities” below refer to the 13-week periods ended May 4, 2018 and May 5, 2017, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $548.7 million in the 2018 period, which represents a $38.2 million increase compared to the 2017 period. Changes in merchandise inventories resulted in a $12.4 million increase in the 2018 period as compared to a decrease of $42.5 million in the 2017 period. Changes in accounts payable resulted in a $5.0 million increase in the 2018 period compared to a $56.6 million increase in the 2017 period, due primarily to the timing of receipts and payments.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories were essentially unchanged in the 2018 period and increased 1% in the 2017 period. In the 2018 period compared to the 2017 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased by 4% compared to a 7% increase; the seasonal category decreased 6% compared to a 5%  decrease; the home products category decreased by 10% compared to a 7%  decrease; and apparel decreased by 10% compared to a 12% decrease.

Cash flows from investing activities.  Significant components of property and equipment purchases in the 2018 period included the following approximate amounts: $70 million for improvements, upgrades, remodels and relocations of existing stores; $41 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $39 million for distribution and transportation-related capital expenditures; and $12 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2018 period, we opened 241 new stores and remodeled or relocated 353 stores.

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

Capital expenditures for 2018 are currently projected to be in the range of $725 million to $800 million. We anticipate funding 2018 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth through the development of new stores and the remodel or relocation of existing stores. Capital expenditures in 2018 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology and other strategic initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities.  Net proceeds from the issuance of the 2028 Senior Notes in the 2018 period were $499.5 million and net proceeds from the issuance of the 2027 Senior Notes in the 2017 period were $599.6 million. In the 2018 period, we redeemed the 2018 Senior Notes for $400.0 million. In the 2017 period, we redeemed the 2017 Senior Notes for $500.0 million and made a principal payment on the Term Facility of $250.0 million. We had a net decrease in commercial paper borrowings in the 2018 period of $237.2 million. There were no borrowings or repayments under the Revolving Facility during the 2018 or 2017 periods.  Also during the 2018 and 2017 periods, we repurchased 1.6 million and 1.3 million shares of our common stock at a total cost of $150.0 million and $88.8 million, respectively, and paid cash dividends of $77.7 million and $71.3 million, respectively.

Share Repurchase Program

At May 4, 2018, our common stock repurchase program had a total remaining authorization of approximately $1.2 billion, which included the increase of $1.0 billion to the authorization available under this common stock repurchase program approved by our Board of Directors on March 14, 2018.  Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more information about our share repurchase program, see Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018.

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

(b) Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended May 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

The information contained in Note 6 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this report is incorporated herein by this reference.

ITEM 1A.RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended May 4, 2018 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs(a)	or Programs(a)
02/03/18-02/28/18	—	$—	—	$353,617,000
03/01/18-03/31/18	685,527	$93.36	685,527	$1,289,615,000
04/01/18-05/04/18	903,269	$95.21	903,269	$1,203,616,000
Total	1,588,796	$94.41	1,588,796	$1,203,616,000

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

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 6. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “aim,” “goal,” “opportunity,” “intend,” “could,” “can,” “would,” “committed,” “likely,” “scheduled to,” “predict,” “seek,” “potential,” “strive,” “subject to,” “focused on,” “continue,” or “will result in,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including the number of planned store openings, remodels and relocations, store format plans, progress of merchandising and margin enhancing initiatives, trends in sales of consumable and non-consumable products, results of the investment in and training of our personnel; potential future stock repurchases and cash dividends; anticipated borrowing under certain of our credit facilities; the potential impact of legal or regulatory changes and our responses thereto; efforts to improve distribution and transportation efficiencies, including anticipated timing of distribution center openings; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

Forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements include, without limitation:

•

economic conditions and other economic factors, including but not limited to employment levels, credit availability and spending patterns, inflation, commodity prices, fuel prices, interest rates, measures that create barriers to or increase the costs associated with international trade (including increased import duties or tariffs), and healthcare and housing costs, and their effect on, as applicable, consumer demand, customer traffic, customer disposable income, our ability to execute our strategic initiatives, our costs of goods sold, our SG&A expenses and real estate costs;

•

failure to successfully execute our strategies and initiatives, including those relating to merchandising, marketing, real estate and new store development, digital, sourcing, shrink, private brand, inventory management, distribution and transportation, store operations, store formats, budgeting and expense reduction, and technology;

•	failure to open, relocate and remodel stores profitably and on schedule, as well as failure of our new store base to achieve sales and operating levels consistent with our expectations;

•

effective response to competitive pressures and changes in the competitive environment and the geographic and product markets where we operate, including, but not limited to, pricing, the creation of a more convenient customer online and in-store shopping experience, and consolidation;

•	levels of inventory shrinkage;

•	failure to successfully manage inventory balances;

•	failure to maintain the security of information that we hold, whether as a result of cybersecurity attacks or otherwise;

•

disruptions, unanticipated or unusual expenses or operational failures in our supply chain including, without limitation, a decrease in transportation capacity for overseas shipments, increases in transportation costs (including increased fuel costs and carrier rates or driver wages), work stoppages or other labor disruptions that could impede the receipt of or delivery of merchandise, or delays in constructing or opening new distribution centers;

•	risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade;

•	unfavorable publicity or consumer perception of our products, including, but not limited to, related product liability;

•	risks and challenges associated with our private brands, including, but not limited to, our level of success in improving our gross profit rate;

•

the impact of changes in or noncompliance with governmental laws and regulations (including, but not limited to, environmental compliance, product safety or labeling, food safety, information security and privacy, and labor and employment laws, as well as tax laws, the interpretation of existing tax laws, or our failure to sustain our reporting positions negatively affecting our tax rate) and developments in or outcomes of private actions, class actions, administrative proceedings, regulatory actions or other litigation;

•	incurrence of material uninsured losses, excessive insurance costs or accident costs;

•	natural disasters, unusual weather conditions (whether or not caused by climate change), pandemic outbreaks, terrorist acts and geo-political events;

•	damage or interruption to our information systems or failure of technology initiatives to deliver desired or timely results;

•	ability to attract, train and retain qualified employees, while controlling labor costs and other labor issues;

•	loss of key personnel, inability to hire additional qualified personnel or disruption of executive management as a result of retirements or transitions;

•	seasonality of our business;

•	deterioration in market conditions, including market disruptions, limited liquidity and interest rate fluctuations, or a lowering of our credit ratings;

•	new accounting guidance, or changes in the interpretation or application of existing guidance, such as changes to guidance related to leases;

•	factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended February 2, 2018; and

•	factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

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

EXHIBIT INDEX

4.1

Seventh Supplemental Indenture, dated as of April 10, 2018, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.2

Form of 4.125% Senior Notes due 2028 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

10.1	Form of Senior Vice President Employment Agreement with attached Schedule of executive officers who have executed the Senior Vice President Employment Agreement

10.2

Form of Executive Vice President Employment Agreement with attached Schedule of Executive Vice Presidents who have executed the Executive Vice President Employment Agreement (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2018, filed with the SEC on April 11, 2018 (file no. 001-11421))

10.3

Form of Stock Option Award Agreement (approved March 21, 2018) for awards beginning March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))

10.4

Form of Performance Share Unit Award Agreement (approved March 21, 2018) for awards beginning March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))

10.5

Form of Restricted Stock Unit Award Agreement (approved March 21, 2018) for awards beginning March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))

10.6

Dollar General Corporation 2018 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.35 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))

10.7

Dollar General Corporation Executive Relocation Policy, as amended (effective March 21, 2018) (incorporated by reference to Exhibit 10.37 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))

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

DOLLAR GENERAL CORPORATION

Date:	May 31, 2018	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer