Form 10-Q
period 2018-08-03
DOLLAR GENERAL CORP
filed 2018-08-30
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2018

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

The registrant had 265,534,401 shares of common stock outstanding on August 24, 2018.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 3,	February 2,
	2018	2018
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$265,288	$267,441
Merchandise inventories	3,896,432	3,609,025
Income taxes receivable	68,353	108,265
Prepaid expenses and other current assets	287,753	263,121
Total current assets	4,517,826	4,247,852
Net property and equipment	2,857,274	2,701,282
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,322	1,200,428
Other assets, net	29,938	28,760
Total assets	$12,943,949	$12,516,911
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,909	$401,345
Accounts payable	2,294,996	2,009,771
Accrued expenses and other	611,389	549,658
Income taxes payable	7,250	4,104
Total current liabilities	2,915,544	2,964,878
Long-term obligations	2,776,811	2,604,613
Deferred income taxes	569,690	515,702
Other liabilities	302,962	305,944
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	232,340	235,141
Additional paid-in capital	3,222,233	3,196,462
Retained earnings	2,928,064	2,698,352
Accumulated other comprehensive loss	(3,695)	(4,181)
Total shareholders’ equity	6,378,942	6,125,774
Total liabilities and shareholders' equity	$12,943,949	$12,516,911

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017	2018	2017
Net sales	$6,443,309	$5,828,305	$12,557,772	$11,437,930
Cost of goods sold	4,468,436	4,037,783	8,720,650	7,948,425
Gross profit	1,974,873	1,790,522	3,837,122	3,489,505
Selling, general and administrative expenses	1,429,397	1,297,376	2,801,462	2,522,564
Operating profit	545,476	493,146	1,035,660	966,941
Interest expense	25,451	23,748	50,224	48,752
Other (income) expense	1,019	—	1,019	3,502
Income before income taxes	519,006	469,398	984,417	914,687
Income tax expense	111,769	174,615	212,328	340,415
Net income	$407,237	$294,783	$772,089	$574,272
Earnings per share:
Basic	$1.53	$1.08	$2.89	$2.09
Diluted	$1.52	$1.08	$2.88	$2.09
Weighted average shares outstanding:
Basic	266,457	273,690	267,362	274,191
Diluted	267,226	274,132	268,180	274,674

Dividends per share	$0.29	$0.26	$0.58	$0.52

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017	2018	2017
Net income	$407,237	$294,783	$772,089	$574,272
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $86, $125, $172 and $253, respectively	244	205	487	406
Comprehensive income	$407,481	$294,988	$772,576	$574,678

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	August 3,	August 4,
	2018	2017
Cash flows from operating activities:
Net income	$772,089	$574,272
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	221,511	197,616
Deferred income taxes	12,500	6,750
Loss on debt retirement	1,019	3,502
Noncash share-based compensation	21,779	16,839
Other noncash (gains) and losses	12,120	11,359
Change in operating assets and liabilities:
Merchandise inventories	(292,934)	(205,385)
Prepaid expenses and other current assets	(25,727)	(43,240)
Accounts payable	270,862	292,074
Accrued expenses and other liabilities	61,096	26,751
Income taxes	43,058	(92,940)
Other	(84)	(1,368)
Net cash provided by (used in) operating activities	1,097,289	786,230
Cash flows from investing activities:
Purchases of property and equipment	(370,968)	(314,050)
Proceeds from sales of property and equipment	1,349	343
Net cash provided by (used in) investing activities	(369,619)	(313,707)
Cash flows from financing activities:
Issuance of long-term obligations	499,495	599,556
Repayments of long-term obligations	(575,664)	(750,584)
Net increase (decrease) in commercial paper outstanding	(149,400)	25,000
Costs associated with issuance and retirement of debt	(4,384)	(9,524)
Repurchases of common stock	(349,538)	(163,736)
Payments of cash dividends	(154,708)	(142,339)
Other equity and related transactions	4,376	(4,638)
Net cash provided by (used in) financing activities	(729,823)	(446,265)
Net increase (decrease) in cash and cash equivalents	(2,153)	26,258
Cash and cash equivalents, beginning of period	267,441	187,915
Cash and cash equivalents, end of period	$265,288	$214,173
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$77,541	$69,912

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of August 3, 2018 and results of operations for the 13-week and 26-week accounting periods ended August 3, 2018 and August 4, 2017 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision (benefit) of $3.4 million and $(0.5) million in the respective 13-week periods, and $5.5 million and $0.3 million in the respective 26-week periods, ended August 3, 2018 and August 4, 2017. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

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

In February 2016, the FASB issued new guidance related to lease accounting, which when effective will require a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. As originally issued, this guidance required a modified retrospective approach for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. In July 2018, the FASB issued additional guidance which allows companies to record the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption as an alternative to the modified retrospective approach. The Company formed a project team to assess and implement the standard, which has completed its internal evaluation of existing contractual arrangements for embedded leases. The project team is also testing computations in the Company’s lease administration system, integrating interfaces between the lease administration system and the enterprise resource planning systems, identifying and implementing new processes and controls to ensure compliance, and is in the process of evaluating and documenting the Company’s accounting conclusions related to the new standard. As a result of the efforts of this project team, the Company has identified its store leases as the area in which it would most likely be affected by the new guidance. The Company’s assessment of the impact that adoption of this guidance will have on its consolidated financial statements is ongoing, and the Company anticipates a material impact because it is party to a significant number of lease contracts for its stores.

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

In January 2017, the FASB issued amendments to existing guidance related to the subsequent measurement of goodwill. These amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Subsequent to adoption, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The amendments should be applied on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition.  The Company currently does not anticipate a material effect on its consolidated results of operations, financial position or cash flows to result from the adoption of this guidance.

2. Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended August 3, 2018			13 Weeks Ended August 4, 2017
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$407,237	266,457	$1.53	$294,783	273,690	$1.08
Effect of dilutive share-based awards		769			442
Diluted earnings per share	$407,237	267,226	$1.52	$294,783	274,132	$1.08

	26 Weeks Ended August 3, 2018			26 Weeks Ended August 4, 2017
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$772,089	267,362	$2.89	$574,272	274,191	$2.09
Effect of dilutive share-based awards		818			483
Diluted earnings per share	$772,089	268,180	$2.88	$574,272	274,674	$2.09

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were

0.9 million and 2.6 million in the 2018 and 2017 13-week periods, and 0.9 million and 2.6 million in the 2018 and 2017 26-week periods, respectively.

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

As of August 3, 2018, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $1.1 million, $0.8 million and $0.9 million, respectively, for a total of $2.8 million. This total amount is reflected in noncurrent Other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions will not be reduced in the coming twelve months as a result of expiring statutes of limitations.  As of August 3, 2018, approximately $1.1 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. The Company has not fully completed its accounting for the income tax effects of the TCJA.  As discussed in SEC Staff Accounting Bulletin No. 118, the accounting for the TCJA should be completed within one year from enactment.  During the 26-week period ended August 3, 2018, the Company made no adjustments to the provisional amounts recorded at February 2, 2018.  Any adjustments to the provisional amounts recorded at February 2, 2018 will be reflected upon the completion of the Company’s accounting for the TCJA.

The effective income tax rates for the 13-week and 26-week periods ended August 3, 2018 were 21.5% and 21.6%, respectively, compared to rates of 37.2% and 37.2%, respectively, for the 13-week and 26-week periods ended August 4, 2017. The tax rates for the 2018 13-week and 26-week periods were lower than the comparable 2017 13-week and 26-week periods primarily due to the federal tax law changes contained in the TCJA, including the change in the federal income tax rate to 21% in the 2018 periods compared to 35% in the 2017 periods.

4.Current and long-term obligations

Current and long-term obligations consist of the following:

	August 3,	February 2,
(In thousands)	2018	2018
Senior unsecured credit facilities
Term Facility	$—	$175,000
Revolving Facility	—	—
1.875% Senior Notes due April 15, 2018 (net of discount of $16)	—	399,984
3.250% Senior Notes due April 15, 2023 (net of discount of $1,204 and $1,322)	898,796	898,678
4.150% Senior Notes due November 1, 2025 (net of discount of $598 and $632)	499,402	499,368
3.875% Senior Notes due April 15, 2027 (net of discount of $395 and $413)	599,605	599,587
4.125% Senior Notes due May 1, 2028 (net of discount of $491)	499,509	—
Unsecured commercial paper notes	280,800	430,200
Capital lease obligations	11,659	12,321
Tax increment financing due February 1, 2035	7,335	7,335
Debt issuance costs, net	(18,386)	(16,515)
	2,778,720	3,005,958
Less: current portion	(1,909)	(401,345)
Long-term portion	$2,776,811	$2,604,613

At August 3, 2018, the Company maintained a $1.25 billion senior unsecured revolving credit facility (the “Revolving Facility”) that provides for the issuance of letters of credit up to $175.0 million and is scheduled to mature on February 22, 2022.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of August 3, 2018 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility.  As of August 3, 2018, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 3, 2018, the Company was in compliance with all such covenants.  The Revolving Facility also contains customary events of default.

On June 11, 2018, the Company voluntarily prepaid the entire $175.0 million outstanding balance of its senior unsecured term loan facility and recognized an associated loss of $1.0 million which is reflected in Other (gains) losses in the consolidated statement of income for the 13-week and 26-week periods ended August 3, 2018. As of August 3, 2018, the Company had no outstanding borrowings, outstanding letters of credit of $9.1 million, and borrowing availability of $1.24 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $774.1 million. In addition, as of August 3, 2018, the Company had outstanding letters of credit of $38.9 million which were issued pursuant to separate agreements.

As of August 3, 2018, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.  As of August 3, 2018, the Company’s condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $280.8 million classified as long-term obligations due to its intent and ability to refinance these obligations as long-term debt. An additional $186.0 million of outstanding CP Notes were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the condensed consolidated balance sheet. As of August 3, 2018, the outstanding CP Notes had a weighted average borrowing rate of 2.3%.

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

On April 27, 2017, the Company redeemed $500.0 million aggregate principal amount of outstanding 4.125% senior notes due 2017 (the “2017 Senior Notes”), resulting in a pretax loss of $3.4 million which is reflected in Other (income) expense in the condensed consolidated statement of income for the 13-week and 26-week periods ended August 4, 2017. The Company funded the redemption price for the 2017 Senior Notes with proceeds from the issuance of the 2027 Senior Notes.

5.Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of August 3, 2018.

The following table presents the Company’s assets and liabilities disclosed at fair value as of August 3, 2018, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	August 3,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2018

Liabilities:
Long-term obligations (a)	$2,467,011	$299,793	$—	$2,766,804
Deferred compensation (b)	25,875	—	—	25,875

(a)	Included in the condensed consolidated balance sheet at book value as Current portion of long-term obligations of $1,909 and Long-term obligations of $2,776,811.
(b)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $2,620 and noncurrent Other liabilities of $23,255.

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

•

Tennessee Wage/Hour Litigation: Plaintiffs allege that they and other similarly situated current and former “key holders” were not paid for all hours worked in violation of federal, Illinois and Tennessee law. Plaintiffs seek to proceed on a nationwide collective basis under federal law and a statewide class basis under Tennessee and Illinois law and to recover alleged unpaid wages, statutory and common law damages, liquidated damages, pre- and post-judgment interest and attorneys’ fees and costs.  The Company has reached a preliminary agreement with plaintiffs, which must be submitted to and approved by the Court, to resolve this matter for an amount not material to the Company’s financial statements as a whole.

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

•

EEOC Litigation:  The United States Equal Employment Opportunity Commission (“EEOC”) alleges that the Company’s use of post offer, pre-employment physical assessments, as applied to candidates for the general warehouse position in the Bessemer, Alabama distribution center, violates the Americans with Disabilities Act (“ADA”) and the Genetic Information Nondiscrimination Act (“GINA”). The EEOC seeks injunctive and monetary relief for a class of applicants and employees under the ADA and GINA.

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

Consumer/Product Litigation

In December 2015 the Company was first notified of several lawsuits in which plaintiffs allege violation of state law, including state consumer protection laws, relating to the labeling, marketing and sale of certain Dollar General private-label motor oil. Each of these lawsuits, as well as additional, similar lawsuits filed after December 2015, was filed in, or removed to, various federal district courts of the United States (collectively “the Motor Oil Lawsuits”).

On June 2, 2016, the United States Judicial Panel on Multidistrict Litigation (“JPML”) granted the Company’s motion to centralize the Motor Oil Lawsuits in a matter styled In re Dollar General Corp. Motor Oil Litigation, Case MDL No. 2709, before the United States District Court for the Western District of Missouri (“Motor Oil MDL”).  Subsequently, plaintiffs in the Motor Oil MDL filed a consolidated amended complaint, in which they seek to certify two nationwide classes and multiple statewide sub-classes and for each putative class member some or all of the following relief: compensatory damages, injunctive relief, statutory damages, punitive damages and attorneys’ fees.  The Company’s motion to dismiss the allegations raised in the consolidated amended complaint was granted in part and denied in part. To the extent additional consumer lawsuits alleging violation of laws relating to the labeling, marketing and sale of Dollar General private-label motor oil have been or will be filed, the Company expects that such lawsuits will be transferred to the Motor Oil MDL.

In May 2017, the Company received a Notice of Proposed Action from the Office of the New Mexico Attorney General (the “New Mexico AG”) which alleges that the Company’s labeling, marketing and sale of certain Dollar General private-label motor oil violated New Mexico law (the “New Mexico Motor Oil Matter”).  The State is represented in connection with this matter by counsel for plaintiffs in the Motor Oil MDL.

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

On September 1, 2017, the Mississippi Attorney General (the “Mississippi AG”), who also is represented by the counsel for plaintiffs in the Motor Oil MDL, filed an action in the Chancery Court of the First Judicial District of Hinds County, Mississippi in which the Mississippi AG alleges that the Company’s labeling, marketing and sale of certain Dollar General private-label motor oil violated Mississippi law. (Jim Hood v. Dollar General Corporation, Case No. G2017-1229 T/1) (the “Mississippi Motor Oil Matter”). The Company removed this matter to Mississippi federal court on October 5, 2017, and filed a motion to dismiss the action. The matter was transferred to the Motor Oil MDL and the Mississippi AG moved to remand it to state court. (Jim Hood v. Dollar General Corporation, N.D. Miss., Case No. 3:17-cv-801-LG-LRA).  The Company’s and the Mississippi AG’s above-referenced motions are pending.

On January 30, 2018, the Company received a Civil Investigative Demand (“CID”) from the Office of the Louisiana Attorney General requesting information concerning the Company’s labeling, marketing and sale of certain Dollar General private-label motor oil (the “Louisiana Motor Oil Matter”). In response to the CID, the Company filed a petition for a protective order on February 20, 2018 in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking to set aside the CID. (In re Dollar General Corp. and Dolgencorp, LLC, Case No. 666499).  The Company’s petition is pending.

A mediation held in the Motor Oil MDL on February 26, 2018, was unsuccessful.  On August 20, 2018, plaintiffs moved to certify two nationwide classes relating to their claims of alleged unjust enrichment and breach of implied warranties. In addition, plaintiffs moved to certify 17 statewide classes relating to their claims of alleged unfair trade practices/consumer fraud statutory claims.

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

7.Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of August 3, 2018, all of the Company’s operations were located within the United States with the exception of certain subsidiaries in Hong Kong and China and a liaison office in India, which collectively are not material with regard to assets, results of operations or otherwise to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
(in thousands)	2018	2017	2018	2017
Classes of similar products:
Consumables	$4,988,063	$4,484,359	$9,760,451	$8,799,872
Seasonal	792,513	717,993	1,483,544	1,380,631
Home products	345,161	327,648	699,794	660,798
Apparel	317,572	298,305	613,983	596,629
Net sales	$6,443,309	$5,828,305	$12,557,772	$11,437,930

8.Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. Most recently, on March 14, 2018, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program. As of August 3, 2018, a cumulative total of $6.0 billion had been authorized under the program since its inception and approximately $1.0 billion remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions.  The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors.  Repurchases under the program may be funded from available cash or borrowings, including under the Company’s Revolving Facility and issuance of CP Notes discussed in further detail in Note 4.

Pursuant to its common stock repurchase program, during the 26-week periods ended August 3, 2018, and August 4, 2017, the Company repurchased in the open market approximately 3.7 million shares of its common stock at a total cost of $349.5 million and approximately 2.3 million shares of its common stock at a total cost of $163.7 million, respectively.

The Company paid a quarterly cash dividend of $0.29 per share during each of the first and second quarters of 2018.  On August 28, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.29 per share, which is payable on or before October 23, 2018 to shareholders of record on October 9, 2018. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of August 3, 2018, the related condensed consolidated statements of income and comprehensive income for the thirteen and twenty-six week periods ended August 3, 2018 and August 4, 2017, the condensed consolidated statements of cash flows for the twenty-six week periods ended August 3, 2018 and August 4, 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 30, 2018
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

Executive Overview

We are among the largest discount retailers in the United States by number of stores, with 15,015 stores located in 44 states as of August 3, 2018. Our greatest concentration of stores is in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our core customers are often among the first to be affected by negative or uncertain economic conditions, and are among the last to feel the effects of improving economic conditions particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include the unemployment and underemployment rates, wage growth, fuel prices, changes to certain government assistance programs, such as the Supplemental Nutrition Assistance Program, and potential changes in U.S. trade policy. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budget, such as rent and healthcare. Finally, significant unseasonable or unusual weather patterns can impact customer shopping behaviors.

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

Historically, our sales of consumables, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales of non-consumables, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. In the first half of 2018, our sales mix continued to shift slightly toward consumables, and, within consumables, slightly toward lower margin departments such as perishables and tobacco. While we expect some sales mix challenges to persist, certain of our initiatives are intended to address these trends, although there can be no assurance we will be successful in their reversal.

We continue to make progress on certain strategic initiatives that we believe will help drive profitable sales growth and capture long-term growth opportunities. Such opportunities include leveraging existing, and developing new, digital tools and technology to provide our customers with additional shopping access points and even greater convenience. Following an in-depth analysis, we are also testing a refreshed approach to our non-consumables product offerings. This non-consumables initiative is a merchandising strategy that offers a new, differentiated and limited assortment that will change throughout the year. Our goal for this initiative is to improve the shopping experience while delivering exceptional value within key areas of our non-consumable categories.

The imposition of proposed or future tariffs by the U.S. government could have a material impact on our core customers, as well as on our business, although tariff regulations currently in effect are not expected to have a material impact on our direct imports. It is more difficult, however, to assess the potential impact to products that we buy from domestic vendors with global supply chains. We continue to monitor updates, and we are actively working to mitigate such pressures through various merchandising efforts, although there can be no assurance we will be successful in whole or in part.

To support our other operating priorities, we remain focused on capturing growth opportunities. In the first half of 2018, we opened 510 new stores, remodeled 643 stores, and relocated 67 stores. For 2018, we plan to open approximately 900 new stores, remodel approximately 1,000 mature store locations, and relocate approximately 100 stores for an approximate total of 2,000 real estate projects.

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

To support our new store growth and drive productivity, we continue to make investments in our distribution center network. Our distribution centers in Longview, Texas and Amsterdam, New York, respectively, are currently under construction. We expect both of these distribution centers to begin shipping in the 2019 calendar year.

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

Our employees are a competitive advantage, and we are always searching for ways to continue investing in them.  We invest in our employees in an effort to create an environment that attracts and retains talented personnel, as we believe that, particularly at the store level, employees who are promoted from within our company generally have longer tenures and are greater contributors to improvements in our financial performance. We believe our investments in compensation and training for our store managers have contributed to improved customer experience scores, higher sales and improved turnover metrics.

Highlights of our 2018 second quarter results of operations compared to the 2017 second quarter and our financial condition at August 3, 2018 are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

•

Net sales increased 10.6% to $6.44 billion. Sales in same-stores increased 3.7% due to increases in both average transaction amount and customer traffic. Average sales per square foot for all stores over the 52-week period ended August 3, 2018 was $229.

•

Gross profit, as a percentage of net sales, was 30.6% in the 2018 period compared to 30.7% in the 2017 period, a decrease of 7 basis points, reflecting changes in the mix of sales among other factors discussed below.

•

SG&A expense, as a percentage of net sales, was 22.2% in the 2018 period compared to 22.3% in the 2017 period, a decrease of 8 basis points, reflecting reductions in repairs and maintenance costs and lease termination expenses, among other factors discussed below.

•	Interest expense increased by $1.7 million to $25.5 million in the 2018 period primarily due to higher weighted average borrowing rates.

•	The effective income tax rate for the 2018 period was 21.5% compared to a rate of 37.2% for the 2017 period primarily due to the Tax Cuts and Jobs Act.

•	Net income was $407.2 million, or $1.52 per diluted share, in the 2018 period compared to net income of $294.8 million, or $1.08 per diluted share, in the 2017 period.

Highlights of the first half of 2018 include:

•	Cash generated from operating activities was $1.1 billion for the 2018 period, an increase of 39.6% over $786.2 million in the comparable 2017 period.

•	Total cash dividends of $154.7 million, or $0.58 per share, were paid during the 2018 period, compared to $142.3 million, or $0.52 per share, in the comparable 2017 period.

•	Inventory turnover was 4.7 times on a rolling four-quarter basis. On a per store basis, inventories at August 3, 2018 increased by 3.9% over the balances at August 4, 2017.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year periods as compared with the prior year periods as well as our financial condition at August 3, 2018.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2018 and 2017, which represent the 52-week fiscal years ending or ended February 1, 2019 and February 2, 2018, respectively. References to the second quarter accounting periods for 2018 and 2017 contained herein refer to the 13-week accounting periods ended August 3, 2018 and August 4, 2017, respectively.

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

The following table contains results of operations data for the second 13-week periods and the 26-week periods of 2018 and 2017, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2018 vs. 2017		26 Weeks Ended		2018 vs. 2017
(amounts in millions, except	August 3,	August 4,	Amount	%	August 3,	August 4,	Amount	%
per share amounts)	2018	2017	Change	Change	2018	2017	Change	Change
Net sales by category:
Consumables	$4,988.1	$4,484.4	$503.7	11.2%	$9,760.5	$8,799.9	$960.6	10.9%
% of net sales	77.41%	76.94%			77.72%	76.94%
Seasonal	792.5	718.0	74.5	10.4	1,483.5	1,380.6	102.9	7.5
% of net sales	12.30%	12.32%			11.81%	12.07%
Home products	345.2	327.6	17.5	5.3	699.8	660.8	39.0	5.9
% of net sales	5.36%	5.62%			5.57%	5.78%
Apparel	317.6	298.3	19.3	6.5	614.0	596.6	17.4	2.9
% of net sales	4.93%	5.12%			4.89%	5.22%
Net sales	$6,443.3	$5,828.3	$615.0	10.6%	$12,557.8	$11,437.9	$1,119.8	9.8%
Cost of goods sold	4,468.4	4,037.8	430.7	10.7	8,720.7	7,948.4	772.2	9.7
% of net sales	69.35%	69.28%			69.44%	69.49%
Gross profit	1,974.9	1,790.5	184.4	10.3	3,837.1	3,489.5	347.6	10.0
% of net sales	30.65%	30.72%			30.56%	30.51%
Selling, general and administrative expenses	1,429.4	1,297.4	132.0	10.2	2,801.5	2,522.6	278.9	11.1
% of net sales	22.18%	22.26%			22.31%	22.05%
Operating profit	545.5	493.1	52.3	10.6	1,035.7	966.9	68.7	7.1
% of net sales	8.47%	8.46%			8.25%	8.45%
Interest expense	25.5	23.7	1.7	7.2	50.2	48.8	1.5	3.0
% of net sales	0.39%	0.41%			0.40%	0.43%
Other (income) expense	1.0	—	1.0	—	1.0	3.5	(2.5)	—
% of net sales	0.02%	0.00%			0.01%	0.03%
Income before income taxes	519.0	469.4	49.6	10.6	984.4	914.7	69.7	7.6
% of net sales	8.05%	8.05%			7.84%	8.00%
Income tax expense	111.8	174.6	(62.8)	(36.0)	212.3	340.4	(128.1)	(37.6)
% of net sales	1.73%	3.00%			1.69%	2.98%
Net income	$407.2	$294.8	$112.5	38.1%	$772.1	$574.3	$197.8	34.4%
% of net sales	6.32%	5.06%			6.15%	5.02%
Diluted earnings per share	$1.52	$1.08	$0.44	40.7%	$2.88	$2.09	$0.79	37.8%

13 WEEKS ENDED AUGUST 3, 2018 AND AUGUST 4, 2017

Net Sales. The net sales increase in the 2018 period reflects a same-store sales increase of 3.7% compared to the 2017 period. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2018 period, there were 13,568 same-stores which accounted for sales of $6.0 billion. The increase in same-store sales reflects increases in average transaction amount and customer traffic. The increase in average transaction amount was driven by both higher average units sold and higher average retail prices per transaction. Same-store sales increased in the consumables, seasonal and apparel categories and declined in the home product category. The net sales increase was also positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2018 period, gross profit increased by 10.3%, and as a percentage of net sales decreased by 7 basis points to 30.6% compared to the 2017 period. A greater proportion of sales of consumables, which generally have a lower gross profit rate than our other product categories, the sales of lower margin products comprising a higher proportion of consumables sales, higher markdowns, and increased transportation costs contributed to the decline in the gross profit rate. These factors were partially offset by an improved rate of inventory shrinkage and higher initial markups on inventory purchases. We believe our improved rate of inventory shrinkage reflects our continued implementation of in-store defensive merchandising and technology-based tools, including a significant increase in the number of stores utilizing Electronic Article Surveillance (“EAS”). We believe that the results from those stores in which EAS has been implemented suggests that EAS improves our inventory shrinkage which in turn helps to improve our in-stock position. As a result of increasing carrier and fuel rates, our transportation costs have continued to increase and pressured our overall gross margin in the second quarter. To mitigate these ongoing pressures, we continue to pursue opportunities such as stem mile reduction, shipment load optimization and private fleet expansion to improve our distribution and transportation efficiencies.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 22.2% as a percentage of net sales in the 2018 period compared to 22.3% in the comparable 2017 period, a decrease of 8 basis points. The 2018 period results reflect lower repairs and maintenance expenses, a reduction in lease termination expenses primarily due to acquired stores in the 2017 period, lower fixed asset impairment costs, and a reduction in retail labor expenses as a percentage of sales, partially offset by an increase in professional fees, higher incentive compensation expenses, and increased costs to support certain loss prevention initiatives.

Interest Expense. Interest expense increased by $1.7 million to $25.5 million in the 2018 period primarily due to higher weighted average borrowing rates. See Liquidity and Capital Resources.

Income Taxes. The effective income tax rate for the 2018 period was 21.5% compared to a rate of 37.2% for the 2017 period which represents a net decrease of 15.7 percentage points. The tax rate for the 2018 period was lower than the comparable 2017 period primarily due to the federal tax law changes contained in the Tax Cuts and Jobs Act, including the change in the federal income tax rate to 21% in the 2018 period compared to 35% in the 2017 period.

26 WEEKS ENDED AUGUST 3, 2018 AND AUGUST 4, 2017

Net Sales. The net sales increase in the 2018 period reflects a same-store sales increase of 2.9% compared to the 2017 period. For the 2018 period, there were 13,568 same-stores which accounted for sales of $11.6 billion. The increase in same-store sales reflects an increase in average transaction amount, partially offset by a decline in customer traffic. The increase in average transaction amount was driven by both higher average units sold and higher average retail prices per transaction. Same-store sales increased in the consumables and seasonal categories and declined in the apparel and home products categories. The net sales increase was also positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2018 period, gross profit increased by 10.0%, and as a percentage of net sales increased by 5 basis points to 30.6% compared to the 2017 period.  Higher initial markups on inventory purchases and an improved rate of inventory shrinkage contributed to the increase in the gross profit rate. These factors were partially offset by a greater proportion of sales of consumables, which generally have a lower gross profit rate than our other product categories, the sales of lower margin products comprising a higher proportion of consumables sales, and increased transportation costs.

Selling, General & Administrative Expenses. SG&A was 22.3% as a percentage of net sales in the 2018 period compared to 22.1% in the comparable 2017 period, an increase of 26 basis points. The 2018 period results reflect increased occupancy costs, utilities and professional fees, each of which increased at a rate greater than the increase in net sales, partially offset by reductions, as a percentage of sales, in repairs and maintenance expenses and lease termination expenses primarily due to acquired stores in the 2017 period.

Interest Expense. Interest expense increased by $1.5 million to $50.2 million in the 2018 period primarily due to higher weighted average borrowing rates.

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

Accounting Standards

In February 2016, the FASB issued new guidance related to lease accounting, which when effective will require a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. As originally issued, this guidance required a modified retrospective approach for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. In July 2018, the FASB issued additional guidance which allows companies to record the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption as an alternative to the modified retrospective approach. We formed a project team to assess and implement the standard, which has completed its internal evaluation of existing contractual arrangements for embedded leases. The project team is also testing computations in our lease administration system, integrating interfaces between the lease administration system and the enterprise resource planning systems, identifying and implementing new processes and controls to ensure compliance, and is in the process of evaluating and documenting our accounting conclusions related to the new standard. As a result of the efforts of this project team, we have identified store leases as the area in which we would most likely be affected by the new guidance. Our assessment of the impact that adoption of this guidance will have on our consolidated financial statements is ongoing and we are anticipating a material impact because we are party to a significant number of lease contracts for our stores.

In January 2017, the FASB issued amendments to existing guidance related to the subsequent measurement of goodwill. These amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Subsequent to adoption, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments should be applied on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition.  We currently do not anticipate a material effect on our consolidated results of operations, financial position or cash flows to result from the adoption of this guidance.

Liquidity and Capital Resources

At August 3, 2018, we had a $1.25 billion unsecured credit agreement (the “Revolving Facility”), $2.5 billion aggregate principal amount of senior notes outstanding, and a commercial paper program that may provide borrowing availability of up to $1.0 billion. At August 3, 2018, we had total outstanding debt (including the current portion of long-term obligations) of $2.8 billion, which includes commercial paper and senior notes balances, all of which are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by borrowings under the commercial paper program as further described below.

We believe our cash flow from operations and existing cash balances, combined with availability under the Revolving Facility, the commercial paper program and access to the debt markets will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending and anticipated dividend payments for a period that includes the next twelve months as well as the next several years.  However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control.  Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

For the remainder of fiscal 2018, we anticipate potential combined borrowings under the Revolving Facility and our commercial paper program to be a maximum of approximately $800 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Revolving Credit Facility

On February 22, 2017, we entered into the Revolving Facility of which up to $175.0 million is available for the issuance of letters of credit and which is scheduled to mature on February 22, 2022.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of August 3, 2018 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of August 3, 2018, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of August 3, 2018, we were in compliance with all such covenants.  The Revolving Facility also contains customary events of default.

As of August 3, 2018, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $9.1 million, and borrowing availability of $1.24 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $774.1 million at August 3, 2018. In addition, as of August 3, 2018 we had outstanding letters of credit of $38.9 million which were issued pursuant to separate agreements.

Commercial Paper

As of August 3, 2018, our condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $280.8 million classified as long-term obligations due to our intent and ability to refinance these obligations as long-term debt. An additional $186.0 million of outstanding CP Notes were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet.  Under this program, we may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness.  We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.  As of August 3, 2018, the outstanding CP Notes had a weighted average borrowing rate of 2.3%.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 53% of our total assets exclusive of goodwill and other intangible assets as of August 3, 2018. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the “2018 period” and the “2017 period” in the discussion of “Cash flows from operating activities,” “Cash flows from investing activities,” and “Cash flows from financing activities” below refer to the 26-week periods ended August 3, 2018 and August 4, 2017, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $1.1 billion in the 2018 period, which represents a $311.1 million increase compared to the 2017 period. Net income increased by $197.8 million in the 2018 period over the 2017 period. Changes in merchandise inventories resulted in a $292.9 million decrease in the 2018 period as compared to a decrease of $205.4 million in the 2017 period. Changes in accounts payable resulted in a $270.9 million increase in the 2018 period compared to a $292.1 million increase in the 2017 period, due primarily to the timing of receipts and payments. Changes in income taxes in the 2018 period compared to the 2017 period reflect lower income tax payments primarily resulting from the timing of income taxes paid and the reduction in the federal income tax rate to 21% from 35% under the Tax Cuts and Jobs Act.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased 8% in the 2018 period and increased 6% in the 2017 period. In the 2018 period compared to the 2017 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased by 11% in both periods; the seasonal category increased 5% compared to a minimal decrease; the home products category increased by 5% compared to a 3% increase; and apparel decreased by 3% compared to a 4% decrease.

Cash flows from investing activities.  Significant components of property and equipment purchases in the 2018 period included the following approximate amounts: $147 million for improvements, upgrades, remodels and relocations of existing stores; $113 million for distribution and transportation-related capital expenditures; $81 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; and $24 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2018 period, we opened 510 new stores and remodeled or relocated 710 stores.

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

Cash flows from financing activities.  Net proceeds from the issuance of the 2028 Senior Notes in the 2018 period were $499.5 million and net proceeds from the issuance of the 2027 Senior Notes in the 2017 period were $599.6 million. In the 2018 period, we redeemed all outstanding 1.875% senior notes due 2018 for $400.0 million and made a principal payment on the Term Facility of $175.0 million. In the 2017 period, we redeemed all outstanding 4.125% senior notes due 2017 for $500.0 million and made a principal payment on the Term Facility of $250.0 million. Commercial paper borrowings were a net decrease in the 2018 period of $149.4 million and a net increase of $25.0 million in the 2017 period. There were no borrowings or repayments under the Revolving Facility during the 2018 or 2017 periods. Also during the 2018 and 2017 periods, we repurchased 3.7 million and 2.3 million shares of our common stock at a total cost of $349.5 million and $163.7 million, respectively, and paid cash dividends of $154.7 million and $142.3 million, respectively.

Share Repurchase Program

At August 3, 2018, our common stock repurchase program had a total remaining authorization of approximately $1.0 billion, which included the increase of $1.0 billion to the authorization available under this common stock repurchase program approved by our Board of Directors on March 14, 2018.  Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more information about our share repurchase program, see Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

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

(b) Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended August 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended August 3, 2018 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs(a)	or Programs(a)
05/05/18-05/31/18	—	$—	—	$1,203,616,000
06/01/18-06/30/18	1,752,603	$94.50	1,752,603	$1,037,998,000
07/01/18-08/03/18	344,045	$98.59	344,045	$1,004,079,000
Total	2,096,648	$95.17	2,096,648	$1,004,079,000

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

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 6. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “aim,” “goal,” “opportunity,” “intend,” “could,” “can,” “would,” “committed,” “likely,” “scheduled to,” “predict,” “seek,” “potential,” “strive,” “subject to,” “focused on,” “continue,” or “will result in,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including the number of planned store openings, remodels and relocations, store format plans, progress of merchandising and margin enhancing initiatives, trends in sales of consumable and non-consumable products, results of the investment in and training of our personnel; potential future stock repurchases and cash dividends; anticipated borrowing under the Revolving Facility and our commercial paper program; the potential impact of legal or regulatory changes and our responses thereto, including the potential impact of tariffs by the U.S. government; efforts to improve distribution and transportation efficiencies, including anticipated timing of distribution center openings; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

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

EXHIBIT INDEX

10.1

Employment Agreement, effective June 3, 2018, between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated May 31, 2018, filed with the SEC on May 31, 2018 (file no. 001-11421))

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

DOLLAR GENERAL CORPORATION

Date:	August 30, 2018	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer