Form 10-Q
period 2018-11-02
DOLLAR GENERAL CORP
filed 2018-12-04
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 262,884,331 shares of common stock outstanding on November 30, 2018.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 2,	February 2,
	2018	2018
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$260,688	$267,441
Merchandise inventories	3,979,105	3,609,025
Income taxes receivable	114,647	108,265
Prepaid expenses and other current assets	275,904	263,121
Total current assets	4,630,344	4,247,852
Net property and equipment	2,921,943	2,701,282
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,270	1,200,428
Other assets, net	29,875	28,760
Total assets	$13,121,021	$12,516,911
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,929	$401,345
Accounts payable	2,336,772	2,009,771
Accrued expenses and other	638,644	549,658
Income taxes payable	4,837	4,104
Total current liabilities	2,982,182	2,964,878
Long-term obligations	2,902,439	2,604,613
Deferred income taxes	583,066	515,702
Other liabilities	297,446	305,944
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	230,022	235,141
Additional paid-in capital	3,239,170	3,196,462
Retained earnings	2,890,147	2,698,352
Accumulated other comprehensive loss	(3,451)	(4,181)
Total shareholders’ equity	6,355,888	6,125,774
Total liabilities and shareholders' equity	$13,121,021	$12,516,911

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	November 2,	November 3,	November 2,	November 3,
	2018	2017	2018	2017
Net sales	$6,417,462	$5,903,606	$18,975,234	$17,341,536
Cost of goods sold	4,522,403	4,137,150	13,243,053	12,085,575
Gross profit	1,895,059	1,766,456	5,732,181	5,255,961
Selling, general and administrative expenses	1,452,916	1,349,025	4,254,378	3,871,589
Operating profit	442,143	417,431	1,477,803	1,384,372
Interest expense	24,586	23,995	74,810	72,747
Other (income) expense	—	—	1,019	3,502
Income before income taxes	417,557	393,436	1,401,974	1,308,123
Income tax expense	83,415	140,903	295,743	481,318
Net income	$334,142	$252,533	$1,106,231	$826,805
Earnings per share:
Basic	$1.26	$0.93	$4.15	$3.02
Diluted	$1.26	$0.93	$4.14	$3.02
Weighted average shares outstanding:
Basic	264,490	272,319	266,404	273,567
Diluted	265,522	272,881	267,294	274,076

Dividends per share	$0.29	$0.26	$0.87	$0.78

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 39 weeks ended
	November 2,	November 3,	November 2,	November 3,
	2018	2017	2018	2017
Net income	$334,142	$252,533	$1,106,231	$826,805
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $86, $128, $258 and $381, respectively	243	201	730	607
Comprehensive income	$334,385	$252,734	$1,106,961	$827,412

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	November 2,	November 3,
	2018	2017
Cash flows from operating activities:
Net income	$1,106,231	$826,805
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	336,363	298,571
Deferred income taxes	25,790	37,573
Loss on debt retirement	1,019	3,502
Noncash share-based compensation	31,191	24,948
Other noncash (gains) and losses	26,623	12,787
Change in operating assets and liabilities:
Merchandise inventories	(388,113)	(340,090)
Prepaid expenses and other current assets	(13,559)	(15,198)
Accounts payable	310,552	384,101
Accrued expenses and other liabilities	84,008	58,901
Income taxes	(5,649)	(147,375)
Other	(339)	(1,645)
Net cash provided by (used in) operating activities	1,514,117	1,142,880
Cash flows from investing activities:
Purchases of property and equipment	(550,916)	(488,616)
Proceeds from sales of property and equipment	1,835	1,005
Net cash provided by (used in) investing activities	(549,081)	(487,611)
Cash flows from financing activities:
Issuance of long-term obligations	499,495	599,556
Repayments of long-term obligations	(576,977)	(751,927)
Net increase (decrease) in commercial paper outstanding	(23,200)	59,400
Costs associated with issuance and retirement of debt	(4,384)	(9,524)
Repurchases of common stock	(647,502)	(298,735)
Payments of cash dividends	(231,228)	(212,934)
Other equity and related transactions	12,007	(2,828)
Net cash provided by (used in) financing activities	(971,789)	(616,992)
Net increase (decrease) in cash and cash equivalents	(6,753)	38,277
Cash and cash equivalents, beginning of period	267,441	187,915
Cash and cash equivalents, end of period	$260,688	$226,192
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$79,627	$75,249

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of November 2, 2018 and results of operations for the 13-week and 39-week accounting periods ended November 2, 2018 and November 3, 2017 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $12.5 million and $0.5 million in the respective 13-week periods, and $18.0 million and $0.8 million in the respective 39-week periods, ended November 2, 2018 and November 3, 2017. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

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

In February 2016, the FASB issued new guidance related to lease accounting, which when effective will require a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. As originally issued, this guidance required a modified retrospective approach for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. In July 2018, the FASB issued additional guidance which allows companies to record the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption, which the Company intends to apply, as an alternative to the modified retrospective approach. The Company formed a project team to assess and implement the standard and an executive steering committee to provide oversight. The project team has completed its internal evaluation of existing contractual arrangements for embedded leases, has successfully tested computations in the Company’s lease administration system, and has developed a process to compute the rates to discount the lease liabilities as required by the standard. In addition, the project team has identified and is implementing new processes and controls to ensure compliance with the new standard, and is progressing in the evaluation and documentation of the Company’s accounting conclusions related to the new standard. The Company intends to elect transition practical expedients under which the Company will not be required to reassess (i) whether expired or existing contracts are or contain leases as defined by the new standard, (ii) the classification of such leases, and (iii) whether previously capitalized initial direct costs would qualify for capitalization under the new standard. As a result of the efforts of this project team, the Company has identified its store leases as the area in which it would most likely be affected by the new guidance. The Company’s assessment of the impact that adoption of this guidance will have on its consolidated financial statements is ongoing, and the Company anticipates a material impact to its consolidated balance sheet because it is party to a significant number of lease contracts for its stores.

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

2. Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended November 2, 2018			13 Weeks Ended November 3, 2017
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$334,142	264,490	$1.26	$252,533	272,319	$0.93
Effect of dilutive share-based awards		1,032			562
Diluted earnings per share	$334,142	265,522	$1.26	$252,533	272,881	$0.93

	39 Weeks Ended November 2, 2018			39 Weeks Ended November 3, 2017
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$1,106,231	266,404	$4.15	$826,805	273,567	$3.02
Effect of dilutive share-based awards		890			509
Diluted earnings per share	$1,106,231	267,294	$4.14	$826,805	274,076	$3.02

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 0.7 million and 2.5 million in the 2018 and 2017 13-week periods, and 0.8 million and 2.6 million in the 2018 and 2017 39-week periods, respectively.

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

The Company’s 2014 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2015 through 2017 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, with few exceptions, the Company’s 2015 and later tax years remain open for examination by the various state taxing authorities.

As of November 2, 2018, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $1.1 million, $0.8 million and $0.9 million, respectively, for a total of $2.8 million. This total amount is reflected in noncurrent Other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions will not be reduced in the coming twelve months as a result of expiring statutes of limitations.  As of November 2, 2018, approximately $1.1 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. The Company has not fully completed its accounting for the income tax effects of the TCJA.  As discussed in SEC Staff Accounting Bulletin No. 118, the accounting for the TCJA should be completed within one year from enactment.  During the 39-week period ended November 2, 2018, the Company made no material adjustments to the provisional amounts recorded at February 2, 2018.  Any additional adjustments to the provisional amounts recorded at February 2, 2018 will be reflected upon the completion of the Company’s accounting for the TCJA.

The effective income tax rates for the 13-week and 39-week periods ended November 2, 2018 were 20.0% and 21.1%, respectively, compared to rates of 35.8% and 36.8%, respectively, for the 13-week and 39-week periods ended November 3, 2017. The tax rates for the 2018 13-week and 39-week periods were lower than the comparable 2017 13-week and 39-week periods primarily due to the federal tax law changes contained in the TCJA, including the change in the federal income tax rate to 21% in the 2018 periods compared to 35% in the 2017 periods.

4.Current and long-term obligations

Current and long-term obligations consist of the following:

	November 2,	February 2,
(In thousands)	2018	2018
Senior unsecured credit facilities
Term Facility	$—	$175,000
Revolving Facility	—	—
1.875% Senior Notes due April 15, 2018 (net of discount of $16)	—	399,984
3.250% Senior Notes due April 15, 2023 (net of discount of $1,144 and $1,322)	898,856	898,678
4.150% Senior Notes due November 1, 2025 (net of discount of $580 and $632)	499,420	499,368
3.875% Senior Notes due April 15, 2027 (net of discount of $385 and $413)	599,615	599,587
4.125% Senior Notes due May 1, 2028 (net of discount of $481)	499,519	—
Unsecured commercial paper notes	407,000	430,200
Capital lease obligations	11,321	12,321
Tax increment financing due February 1, 2035	6,360	7,335
Debt issuance costs, net	(17,723)	(16,515)
	2,904,368	3,005,958
Less: current portion	(1,929)	(401,345)
Long-term portion	$2,902,439	$2,604,613

At November 2, 2018, the Company maintained a $1.25 billion senior unsecured revolving credit facility (the “Revolving Facility”) that provides for the issuance of letters of credit up to $175.0 million and is scheduled to mature on February 22, 2022.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of November 2, 2018 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility.  As of November 2, 2018, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 2, 2018, the Company was in compliance with all such covenants.  The Revolving Facility also contains customary events of default.

On June 11, 2018, the Company voluntarily prepaid the entire $175.0 million outstanding balance of its senior unsecured term loan facility and recognized an associated loss of $1.0 million which is reflected in Other (gains) losses in the condensed consolidated statement of income for the 39-week period ended November 2, 2018. As of November 2, 2018, the Company had no outstanding borrowings, outstanding letters of credit of $8.1 million, and borrowing availability of $1.24 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $648.9 million. In addition, as of November 2, 2018, the Company had outstanding letters of credit of $37.8 million which were issued pursuant to separate agreements.

As of November 2, 2018, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.  As of November 2, 2018, the Company’s condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $407.0 million classified as long-term obligations due to its intent and ability to refinance these obligations as long-term debt. An additional $186.0 million of outstanding CP Notes were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the condensed consolidated balance sheet. As of November 2, 2018, the outstanding CP Notes had a weighted average borrowing rate of 2.5%.

On April 10, 2018, the Company issued $500.0 million aggregate principal amount of 4.125% senior notes due 2028 (the “2028 Senior Notes”), net of discount of $0.5 million, which are scheduled to mature on May 1, 2028. Interest on the 2028 Senior Notes is payable in cash on May 1 and November 1 of each year, and the first interest payment commenced on November 1, 2018. The Company incurred $4.4 million of debt issuance costs associated with the issuance of the 2028 Senior Notes.

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

On April 27, 2017, the Company redeemed $500.0 million aggregate principal amount of outstanding 4.125% senior notes due 2017 (the “2017 Senior Notes”), resulting in a pretax loss of $3.4 million which is reflected in Other (income) expense in the condensed consolidated statement of income for the 39-week period ended November 3, 2017. The Company funded the redemption price for the 2017 Senior Notes with proceeds from the issuance of the 2027 Senior Notes.

5.Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of November 2, 2018.

The following table presents the Company’s assets and liabilities disclosed at fair value as of November 2, 2018, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	November 2,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2018

Liabilities:
Long-term obligations (a)	$2,418,724	$424,681	$—	$2,843,405
Deferred compensation (b)	25,034	—	—	25,034

(a)	Included in the condensed consolidated balance sheet at book value as Current portion of long-term obligations of $1,929 and Long-term obligations of $2,902,439.
(b)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $2,639 and noncurrent Other liabilities of $22,395.

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

Except as described below, the Company believes, based upon information currently available, that such matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company’s consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Future developments, including adverse decisions or settlements or resulting required changes to the Company’s business operations, could result in liability or other amounts material to the Company’s results of operations, cash flows, or financial position.

Wage and Hour Litigation

The Company is defending the following wage and hour matters (collectively the “Wage/Hour Litigation”):

•

California Wage/Hour Litigation (“Key Carriers”): In three separate lawsuits, Plaintiffs allege, on behalf of themselves and other similarly situated current and former “key carriers,” that the Company failed to comply with California law, in some or all of the following respects: failure to pay for all time worked, failure to provide meal and rest periods, failure to reimburse business-related expenses, failure to provide accurate wage statements, and failure to provide appropriate termination pay. Plaintiffs seek to recover some or all of the following: alleged unpaid wages, injunctive relief, consequential damages, pre-judgment interest, statutory penalties under the Private Attorney General Act (the “PAGA”), and attorneys’ fees and costs.

•

California Wage/Hour Litigation (“Non Key Carriers”): Plaintiff alleges, on behalf of herself and other current and former “hourly non-key carrier” employees, that the Company failed to comply with California law in some or all of the following respects: failure to pay for all time worked, failure to pay timely wages, failure to provide meal and rest periods, and failure to provide accurate wage statements and appropriate termination pay.  Plaintiff seeks to recover penalties under the PAGA, attorneys’ fees and costs, and pre-judgment and post-judgment interest.

•

California Wage/Hour Litigation (“Lebec Distribution Center”): Plaintiff alleges, on behalf of himself and other current and former “non-exempt, hourly paid” employees, that the Company failed to comply with California law in some or all of the following respects: failure to provide meal and rest periods, failure to pay for all time worked, failure to reimburse business-related expenses, and failure to provide accurate wage statements and appropriate termination pay.  Plaintiff seeks to recover penalties under the PAGA, attorneys’ fees and costs, and pre-judgment and post-judgment interest.

•

Pennsylvania Wage/Hour Litigation: Plaintiff alleges that he and other similarly situated current and former hourly distribution center employees were subjected to unlawful policies and practices and were denied regular and overtime wages in violation of federal and Pennsylvania law. Plaintiff seeks to proceed on a nationwide collective basis under federal law and a statewide class basis under Pennsylvania law and to recover alleged unpaid wages, liquidated damages, statutory damages, and attorneys’ fees and costs.

•

Tennessee Wage/Hour Litigation: Plaintiffs allege that they and other similarly situated current and former “key holders” were not paid for all hours worked in violation of federal, Illinois and Tennessee law. Plaintiffs seek to proceed on a nationwide collective basis under federal law and a statewide class basis under Illinois and Tennessee law and to recover alleged unpaid wages, statutory and common law damages, liquidated damages, pre-judgment and post-judgment interest and attorneys’ fees and costs.  The Company has reached a preliminary agreement with plaintiffs, which must be submitted to and approved by the Court, to resolve this matter for an amount not material to the Company’s financial statements as a whole.

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

•

California Credit Reporting and Wage/Hour Litigation:  Plaintiff alleges that the Company failed to comply with federal and California credit reporting laws by failing to provide “current, former and prospective applicants” with adequate disclosures and summary of rights.  Plaintiff also alleges on behalf of himself and other “persons employed by Defendants and/or any staffing agencies and/or any other third parties in hourly or non-exempt positions in California” that the Company failed to comply with California law by failing to provide meal and rest periods, accurate wage statements and appropriate termination pay.  Plaintiff seeks to proceed on a nationwide class basis under federal law and a statewide class basis under California law and to recover alleged unpaid wages, “actual damages,” liquidated damages, restitution, statutory penalties, declaratory relief, pre-judgment interest and attorneys’ fees and costs.

•

EEOC Litigation:  The United States Equal Employment Opportunity Commission (“EEOC”) alleges that the Company’s use of post-offer, pre-employment physical assessments, as applied to candidates for the general warehouse position in the Bessemer, Alabama distribution center, violates the Americans with Disabilities Act (“ADA”) and the Genetic Information Nondiscrimination Act (“GINA”). The EEOC seeks the following: back pay, front pay, pre-judgment interest, compensatory damages, punitive damages and injunctive relief.

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

On June 20, 2017, the New Mexico AG filed an action in the First Judicial District Court, County of Santa Fe, New Mexico pertaining to the New Mexico Motor Oil Matter.  (Hector H. Balderas v. Dolgencorp, LLC, Case No. D-101-cv-2017-01562).  The Company removed this matter to New Mexico federal court on July 26, 2017, and filed a motion to dismiss the action. The matter was transferred to the Motor Oil MDL and the New Mexico AG has moved to remand it to state court. (Hector H. Balderas v. Dolgencorp, LLC, D.N.M., Case No. 1:17-cv-772). The Company’s and the New Mexico AG’s above-referenced motions are pending. The Company’s action for declaratory judgment enjoining the New Mexico AG from pursuing the New Mexico Motor Oil Matter was dismissed on September 28, 2018. (Dollar General Corporation v. Hector H. Balderas, D.N.M., Case No. 1:17-cv-00588).

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

A mediation held in the Motor Oil MDL on February 26, 2018, was unsuccessful.  On August 20, 2018, plaintiffs moved to certify two nationwide classes relating to their claims of alleged unjust enrichment and breach of implied warranties. In addition, plaintiffs moved to certify 17 statewide classes relating to their claims of alleged unfair trade practices/consumer fraud statutory claims. The Company has filed its opposition to the plaintiffs’ certification motion.

The Company is vigorously defending these matters and believes that the labeling, marketing and sale of its private-label motor oil comply with applicable federal and state requirements and are not misleading.  The Company further believes that these matters are not appropriate for class or similar treatment.  At this time, however, it is not possible to predict whether these matters will be permitted to proceed as a class or in a similar fashion, whether on a statewide or nationwide basis, or the size of any putative class or classes.  Likewise, at this time, it is not possible to estimate the value of the claims asserted, and no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise.  For these reasons, the Company is unable to estimate the potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of the Motor Oil MDL, the New Mexico Motor Oil Matter, the Mississippi Motor Oil Matter and/or the Louisiana Motor Oil Matter could have a material adverse effect on the Company’s consolidated financial statements as a whole.

7.Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of November 2, 2018, all of the Company’s operations were located within the United States with the exception of certain subsidiaries in Hong Kong and China, which collectively are not material with regard to assets, results of operations or otherwise to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
(in thousands)	2018	2017	2018	2017
Classes of similar products:
Consumables	$5,058,839	$4,625,401	$14,819,290	$13,425,273
Seasonal	687,640	636,519	2,171,184	2,017,150
Home products	371,833	346,339	1,071,627	1,007,137
Apparel	299,150	295,347	913,133	891,976
Net sales	$6,417,462	$5,903,606	$18,975,234	$17,341,536

8.Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. Most recently, on March 14, 2018, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program. As of November 2, 2018, a cumulative total of $6.0 billion had been authorized under the program since its inception and approximately $0.7 billion remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions.  The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors.  Repurchases under the program may be funded from available cash or  borrowings, including under the Company’s Revolving Facility and issuance of CP Notes discussed in further detail in Note 4.

Pursuant to its common stock repurchase program, during the 39-week periods ended November 2, 2018, and November 3, 2017, the Company repurchased in the open market approximately 6.5 million shares of its common stock at a total cost of $647.5 million and approximately 4.0 million shares of its common stock at a total cost of $298.7 million, respectively.

The Company paid a quarterly cash dividend of $0.29 per share during each of the first, second, and third quarters of 2018.  On December 3, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.29 per share, which is payable on or before January 22, 2019 to shareholders of record on January 8, 2019. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of November 2, 2018, the related condensed consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended November 2, 2018 and November 3, 2017, the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 2, 2018 and November 3, 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

December 4, 2018
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

Executive Overview

We are among the largest discount retailers in the United States by number of stores, with 15,227 stores located in 44 states as of November 2, 2018. Our greatest concentration of stores is in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our core customers are often among the first to be affected by negative or uncertain economic conditions, and are among the last to feel the effects of improving economic conditions particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include the unemployment and underemployment rates, wage growth, fuel prices, changes in U.S. trade policy (including price increases from tariffs), and changes to certain government assistance programs, such as the Supplemental Nutrition Assistance Program. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budget, such as rent and healthcare. Finally, significant unseasonable or unusual weather patterns can impact customer shopping behaviors.

We remain committed to the following long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our people as a competitive advantage.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount, as well as an ongoing focus on enhancing our gross margins while maintaining everyday low prices. Even as we work to provide everyday low prices and meet our customers’ affordability needs, we also remain focused on enhancing our margins through effective category management, inventory shrink reduction initiatives, private brands penetration, distribution and transportation efficiencies, global sourcing, and pricing and markdown optimization. Several of our sales-driving initiatives are also designed to capture growth opportunities and are discussed in more detail below.

Historically, our sales of consumables, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales of non-consumables, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. Throughout 2018, our sales mix has continued to shift slightly toward consumables, and, within consumables, slightly toward lower margin departments such as perishables and tobacco. While we expect some sales mix challenges to persist, certain of our initiatives are intended to address these trends, although there can be no assurance we will be successful in their reversal.

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

Tariffs on products from China currently in effect, as applied to both our direct imports and domestic purchases, have not had a material impact on our financial results for the first three quarters of 2018. The recently postponed increase in tariff rates applicable to products from China, if ultimately implemented, as well as any other future increase in tariff rates or the expansion of products subject to tariffs, may have a more significant impact on our business and on our customers’ budgets. We continue to work to mitigate the potential sales and margin impact of current and potential future tariffs through various merchandising efforts, and to minimize price increases to our customers. There can be no assurance we will be successful in our efforts to mitigate these impacts in whole or in part.

To support our other operating priorities, we remain focused on capturing growth opportunities. In the three quarters of 2018, we opened 750 new stores, remodeled 925 stores, and relocated 92 stores. In 2018, we plan to open approximately 900 new stores, remodel approximately 1,000 mature store locations, and relocate approximately 100 stores for an approximate total of 2,000 real estate projects. In our 2019 fiscal year, we plan to open approximately 975 new stores, remodel approximately 1,000 mature store locations, and relocate approximately 100 stores for an approximate total of 2,075 real estate projects.

We continue to innovate within our channel and are able to utilize the most productive of our various store formats based on the specific market opportunity.  We expect that our traditional 7,300 square foot store format will continue to be the primary store layout for new stores, relocations and remodels in 2018 and 2019. We expect approximately 400 of the planned 1,000 remodels in 2018, and approximately 500 of the planned 1,000 remodels in 2019, to include a higher cooler count that will enable us to offer an increased selection of perishable items. In addition, our smaller format store (less than 6,000 square feet) allows us to capture growth opportunities in metropolitan areas as well as in rural areas with a low number of households. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

To support our new store growth and drive productivity, we continue to make investments in our distribution center network. Our distribution centers in Longview, Texas and Amsterdam, New York are currently under construction. We expect both of these distribution centers to begin shipping in the 2019 calendar year.

We have established a position as a low-cost operator, always seeking ways to reduce or control costs that do not affect our customers’ shopping experiences. We plan to continue enhancing this position over time as we aim to streamline our business while also employing ongoing cost discipline to reduce certain expenses as a percentage of sales. Nonetheless, we seek to maintain flexibility to invest in the business as necessary to enhance our long-term profitability.

Our employees are a competitive advantage, and we proactively seek ways to continue investing in them. Our goal is to create an environment that attracts and retains talented personnel, as we believe that, particularly at the store level, employees who are promoted from within our company generally have longer tenures and are greater contributors to improvements in our financial performance. We believe our investments in compensation and training for our store managers have contributed to improved customer experience scores, higher sales and improved turnover metrics.

During the third quarter of 2018, we experienced greater-than-anticipated disaster-related expenses, primarily driven by two hurricanes that made landfall in the southeastern United States during the quarter. The storms resulted in extensive damage and flooding throughout the Southeast, especially in the coastal areas. These disaster-related expenses resulted in an estimated overall net negative impact of approximately $0.05 to diluted earnings per share in the 2018 third quarter. We expect to incur additional expenses relating to the above-referenced disasters during the 2018 fourth quarter, which we estimate will have an additional $0.04 net negative impact to diluted earnings per share in the quarter.

Highlights of our 2018 third quarter results of operations compared to the 2017 third quarter and our financial condition at November 2, 2018 are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

•

Net sales increased 8.7% to $6.42 billion. Sales in same-stores increased 2.8% due primarily to an increase in average transaction amount. Average sales per square foot for all stores over the 52-week period ended November 2, 2018 was $229.

•

Gross profit, as a percentage of net sales, was 29.5% in the 2018 period compared to 29.9% in the 2017 period, a decrease of 39 basis points, reflecting an increased LIFO provision and changes in the mix of sales among other factors discussed below.

•

SG&A expense, as a percentage of net sales, was 22.6% in the 2018 period compared to 22.9% in the 2017 period, a decrease of 21 basis points, reflecting reductions in incentive compensation, advertising and supplies expenses, among other factors discussed below.

•	Interest expense increased by $0.6 million to $24.6 million in the 2018 period primarily due to higher weighted average borrowing rates.

•	The effective income tax rate for the 2018 period was 20.0% compared to a rate of 35.8% for the 2017 period primarily due to the Tax Cuts and Jobs Act.

•	Net income was $334.1 million, or $1.26 per diluted share, in the 2018 period compared to net income of $252.5 million, or $0.93 per diluted share, in the 2017 period.

Highlights of the year-to-date period of 2018 include:

•	Cash generated from operating activities was $1.5 billion for the 2018 period, an increase of 32.5% over $1.1 billion in the comparable 2017 period.

•	Total cash dividends of $231.2 million, or $0.87 per share, were paid during the 2018 period, compared to $212.9 million, or $0.78 per share, in the comparable 2017 period.

•

Inventory turnover was 4.7 times on a rolling four-quarter basis which was unchanged from the comparable prior year period. On a per store basis, inventories at November 2, 2018 increased by 4.0% over the balances at November 3, 2017.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year periods as compared with the prior year periods as well as our financial condition at November 2, 2018.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2018 and 2017, which represent the 52-week fiscal years ending or ended February 1, 2019 and February 2, 2018, respectively. References to the third quarter accounting periods for 2018 and 2017 contained herein refer to the 13-week accounting periods ended November 2, 2018 and November 3, 2017, respectively. References to the year-to-date accounting periods for 2018 and 2017 contained herein refer to the 39-week accounting periods ended November 2, 2018 and November 3, 2017, respectively

Seasonality. The nature of our business is somewhat seasonal. Primarily because of sales of Christmas-related merchandise, operating profit in our fourth quarter (November, December and January) has historically been higher than operating profit achieved in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

The following table contains results of operations data for the third 13-week periods and the 39-week periods of 2018 and 2017, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2018 vs. 2017		39 Weeks Ended		2018 vs. 2017
(amounts in millions, except	November 2,	November 3,	Amount	%	November 2,	November 3,	Amount	%
per share amounts)	2018	2017	Change	Change	2018	2017	Change	Change
Net sales by category:
Consumables	$5,058.8	$4,625.4	$433.4	9.4%	$14,819.3	$13,425.3	$1,394.0	10.4%
% of net sales	78.83%	78.35%			78.10%	77.42%
Seasonal	687.6	636.5	51.1	8.0	2,171.2	2,017.2	154.0	7.6
% of net sales	10.72%	10.78%			11.44%	11.63%
Home products	371.8	346.3	25.5	7.4	1,071.6	1,007.1	64.5	6.4
% of net sales	5.79%	5.87%			5.65%	5.81%
Apparel	299.2	295.3	3.8	1.3	913.1	892.0	21.2	2.4
% of net sales	4.66%	5.00%			4.81%	5.14%
Net sales	$6,417.5	$5,903.6	$513.9	8.7%	$18,975.2	$17,341.5	$1,633.7	9.4%
Cost of goods sold	4,522.4	4,137.2	385.3	9.3	13,243.1	12,085.6	1,157.5	9.6
% of net sales	70.47%	70.08%			69.79%	69.69%
Gross profit	1,895.1	1,766.5	128.6	7.3	5,732.2	5,256.0	476.2	9.1
% of net sales	29.53%	29.92%			30.21%	30.31%
Selling, general and administrative expenses	1,452.9	1,349.0	103.9	7.7	4,254.4	3,871.6	382.8	9.9
% of net sales	22.64%	22.85%			22.42%	22.33%
Operating profit	442.1	417.4	24.7	5.9	1,477.8	1,384.4	93.4	6.7
% of net sales	6.89%	7.07%			7.79%	7.98%
Interest expense	24.6	24.0	0.6	2.5	74.8	72.7	2.1	2.8
% of net sales	0.38%	0.41%			0.39%	0.42%
Other (income) expense	—	—	—	—	1.0	3.5	(2.5)	(70.9)
% of net sales	0.00%	0.00%			0.01%	0.02%
Income before income taxes	417.6	393.4	24.1	6.1	1,402.0	1,308.1	93.9	7.2
% of net sales	6.51%	6.66%			7.39%	7.54%
Income tax expense	83.4	140.9	(57.5)	(40.8)	295.7	481.3	(185.6)	(38.6)
% of net sales	1.30%	2.39%			1.56%	2.78%
Net income	$334.1	$252.5	$81.6	32.3%	$1,106.2	$826.8	$279.4	33.8%
% of net sales	5.21%	4.28%			5.83%	4.77%
Diluted earnings per share	$1.26	$0.93	$0.33	35.5%	$4.14	$3.02	$1.12	37.1%

13 WEEKS ENDED NOVEMBER 2, 2018 AND NOVEMBER 3, 2017

Net Sales. The net sales increase in the 2018 period reflects a same-store sales increase of 2.8% compared to the 2017 period. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2018 period, there were 13,860 same-stores which accounted for sales of $6.0 billion. The increase in same-store sales primarily reflects an increase in average transaction amount. The increase in average transaction amount was driven by higher average item retail prices, while customer traffic was essentially unchanged. Same-store sales increased in the consumables, seasonal and home products categories and declined in the apparel category. The net sales increase was also positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2018 period, gross profit increased by 7.3%, and as a percentage of net sales decreased by 39 basis points to 29.5% compared to the 2017 period. An increase in our LIFO provision, a greater proportion of sales coming from the consumables category, which generally has a lower gross profit rate than our other product categories, the sales of lower margin products comprising a higher proportion of sales within the consumables category, higher markdowns, and increased transportation costs all contributed to the decline in the gross profit rate. These factors were partially offset by an improved rate of inventory shrinkage. We believe our improved rate of inventory shrinkage reflects our continued implementation of in-store defensive merchandising and technology-based tools, including a significant increase in the number of stores utilizing Electronic Article Surveillance (“EAS”) in 2018. We believe that the results from those stores in which EAS has been implemented suggests that EAS improves our inventory shrinkage which in turn helps to improve our in-stock position. Conversely, as a result of increased carrier and fuel rates, our transportation costs have continued to increase and pressured our overall gross margin in the quarter. To mitigate these pressures, we continue to pursue opportunities such as stem mile reduction, shipment load optimization and private fleet expansion as we attempt to improve our distribution and transportation efficiencies.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 22.6% as a percentage of net sales in the 2018 period compared to 22.9% in the comparable 2017 period, a decrease of 21 basis points. The 2018 period results reflect reductions in incentive compensation expenses, advertising and supplies costs, and lower repairs and maintenance expenses as a percentage of sales, partially offset by increased depreciation expenses. The 2018 period and 2017 period results include approximately $14.1 million and $24.8 million, respectively, of hurricane-related expenses. In addition, expenses related to other disaster-related losses increased by $5.8 million in the 2018 period over the 2017 period.

Interest Expense. Interest expense increased by $0.6 million to $24.6 million in the 2018 period primarily due to higher weighted average borrowing rates. See Liquidity and Capital Resources.

Income Taxes. The effective income tax rate for the 2018 period was 20.0% compared to a rate of 35.8% for the 2017 period which represents a net decrease of 15.8 percentage points. The tax rate for the 2018 period was lower than the comparable 2017 period primarily due to the federal tax law changes contained in the Tax Cuts and Jobs Act, including the change in the federal income tax rate to 21% in the 2018 period compared to 35% in the 2017 period.

39 WEEKS ENDED NOVEMBER 2, 2018 AND NOVEMBER 3, 2017

Net Sales. The net sales increase in the 2018 period reflects a same-store sales increase of 2.9% compared to the 2017 period. For the 2018 period, there were 13,860 same-stores which accounted for sales of $17.6 billion. The increase in same-store sales reflects an increase in average transaction amount, partially offset by a modest decline in customer traffic. The increase in average transaction amount was driven by both higher average item retail prices and higher average units sold per transaction. Same-store sales increased in the consumables and seasonal categories and declined in the apparel and home products categories. The net sales increase was also positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2018 period, gross profit increased by 9.1%, and as a percentage of net sales decreased by 10 basis points to 30.2% compared to the 2017 period. A greater proportion of sales from the consumables category, which generally has a lower gross profit rate than our other product categories, the sales of lower margin products comprising a higher proportion of sales within the consumables category, increased transportation costs, and higher markdowns contributed to the decrease in the gross profit rate. These factors were partially offset by an improved rate of inventory shrinkage and higher initial markups on inventory purchases.

Selling, General & Administrative Expenses. SG&A was 22.4% as a percentage of net sales in the 2018 period compared to 22.3% in the comparable 2017 period, an increase of 9 basis points. The 2018 period results reflect increases in utilities expenses, depreciation expenses, occupancy costs and professional fees, each of which increased at a rate greater than the increase in net sales, partially offset by a reduction, as a percentage of sales, in repairs and maintenance expenses.  We incurred charges associated with hurricanes and other disaster-related expenses in both the 2018 and 2017 periods. See the Executive Overview and the 13-week period discussion above for more information regarding the effect of these expenses. We also recorded expenses in the 2017 period related to our acquisition of certain store locations, primarily for lease termination costs.

Interest Expense. Interest expense increased by $2.1 million to $74.8 million in the 2018 period primarily due to higher weighted average borrowing rates. See “Liquidity and Capital Resources.”

Income Taxes. The effective income tax rate for the 2018 period was 21.1% compared to a rate of 36.8% for the 2017 period which represents a net decrease of 15.7 percentage points. The tax rate for the 2018 period was lower than the comparable 2017 period primarily due to the federal tax law changes contained in the Tax Cuts and Jobs Act, including the change in the federal income tax rate to 21% in the 2018 period compared to 35% in the 2017 period.

Accounting Standards

In February 2016, the FASB issued new guidance related to lease accounting, which when effective will require a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. As originally issued, this guidance required a modified retrospective approach for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. In July 2018, the FASB issued additional guidance which allows companies to record the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption, which we intend to apply, as an alternative to the modified retrospective approach. We formed a project team to assess and implement the standard and an executive steering committee to provide oversight. The project team has completed its internal evaluation of existing contractual arrangements for embedded leases, has successfully tested computations in our lease administration system, and has developed a process to compute the rates to discount the lease liabilities as required by the standard. In addition, the project team has identified and is implementing new processes and controls to ensure compliance, and is progressing in the evaluation and documentation of our accounting conclusions related to the new standard. We intend to elect transition practical expedients under which we will not be required to reassess (i) whether expired or existing contracts are or contain leases as defined by the new standard, (ii) the classification of such leases, and (iii) whether previously capitalized initial direct costs would qualify for capitalization under the new standard. As a result of the efforts of this project team, we have identified our store leases as the area in which we would most likely be affected by the new guidance. Our assessment of the impact that adoption of this guidance will have on our consolidated financial statements is ongoing, and we anticipate a material impact to our consolidated balance sheet because we are party to a significant number of lease contracts for our stores.

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

Liquidity and Capital Resources

At November 2, 2018, we had a $1.25 billion unsecured credit agreement (the “Revolving Facility”), $2.5 billion aggregate principal amount of senior notes outstanding, and a commercial paper program that may provide borrowing availability of up to $1.0 billion. At November 2, 2018, we had total outstanding debt (including the current portion of long-term obligations) of $2.9 billion, which includes commercial paper and senior notes balances, all of which are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by borrowings under the commercial paper program as further described below.

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

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of November 2, 2018 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of November 2, 2018, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of November 2, 2018, we were in compliance with all such covenants.  The Revolving Facility also contains customary events of default.

As of November 2, 2018, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $8.1 million, and borrowing availability of $1.24 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $648.9 million at November 2, 2018. In addition, as of November 2, 2018 we had outstanding letters of credit of $37.8 million which were issued pursuant to separate agreements.

Commercial Paper

As of November 2, 2018, our condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $407.0 million classified as long-term obligations due to our intent and ability to refinance these obligations as long-term debt. An additional $186.0 million of outstanding CP Notes were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet.  Under this program, we may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness.  We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.  As of November 2, 2018, the outstanding CP Notes had a weighted average borrowing rate of 2.5%.

Senior Notes

In April 2013 we issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”) at a discount of $2.4 million, which are scheduled to mature on April 15, 2023. In October 2015 we issued $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”) at a discount of $0.8 million, which are scheduled to mature on November 1, 2025. In April 2017 we issued $600.0 million aggregate principal amount of 3.875% senior notes due 2027 (the “2027 Senior Notes”) at a discount of $0.4 million, which are scheduled to mature on April 15, 2027. In April 2018 we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2028 (the “2028 Senior Notes”) at a discount of $0.5 million, which are scheduled to mature on May 1, 2028. Collectively, the 2023 Senior Notes, 2025 Senior Notes, 2027 Senior Notes and 2028 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). Interest on the 2023 Senior Notes and the 2027 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 and 2028 Senior Notes is payable in cash on May 1 and November 1 of each year. Interest payments on the 2028 Senior Notes commenced on November 1, 2018.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 52% of our total assets exclusive of goodwill and other intangible assets as of November 2, 2018. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the “2018 period” and the “2017 period” in the discussion of “Cash flows from operating activities,” “Cash flows from investing activities,” and “Cash flows from financing activities” below refer to the 39-week periods ended November 2, 2018 and November 3, 2017, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $1.5 billion in the 2018 period, which represents a $371.2 million increase compared to the 2017 period. Net income increased by $279.4 million in the 2018 period over the 2017 period. Changes in merchandise inventories resulted in a $388.1 million decrease in the 2018 period as compared to a decrease of $340.1 million in the 2017 period. Changes in accounts payable resulted in a $310.6 million increase in the 2018 period compared to a $384.1 million increase in the 2017 period, due primarily to the timing of receipts and payments. Changes in income taxes in the 2018 period compared to the 2017 period are primarily due to the timing of payments for income taxes and the reduction in the federal income tax rate to 21% from 35% under the Tax Cuts and Jobs Act.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased 10% in both the 2018 and 2017 periods. In the 2018 period compared to the 2017 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased by 12% compared to 18%; the seasonal category increased 11% compared to a minimal decrease; the home products category increased by 11% compared to a 3% increase; and apparel decreased by 6% compared to an 8% decrease.

Cash flows from investing activities.  Significant components of property and equipment purchases in the 2018 period included the following approximate amounts: $228 million for improvements, upgrades, remodels and relocations of existing stores; $168 million for distribution and transportation-related capital expenditures; $106 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; and $36 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2018 period, we opened 750 new stores and remodeled or relocated 1,017 stores.

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

Capital expenditures for 2018 are currently projected to be in the range of $725 million to $775 million. We anticipate funding 2018 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth through the development of new stores and the remodel or relocation of existing stores. Capital expenditures in 2018 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology and other strategic initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities.  Net proceeds from the issuance of the 2028 Senior Notes in the 2018 period were $499.5 million and net proceeds from the issuance of the 2027 Senior Notes in the 2017 period were $599.6 million. In the 2018 period, we redeemed all outstanding 1.875% senior notes due 2018 for $400.0 million and made a principal payment on the Term Facility of $175.0 million. In the 2017 period, we redeemed all outstanding 4.125% senior notes due 2017 for $500.0 million and made a principal payment on the Term Facility of $250.0 million. Net commercial paper borrowings declined in the 2018 period by $23.2 million and increased by $59.4 million in the 2017 period. There were no borrowings or repayments under the Revolving Facility during the 2018 or 2017 periods. Also during the 2018 and 2017 periods, we repurchased 6.5 million and 4.0 million shares of our common stock at a total cost of $647.5 million and $298.7 million, respectively, and paid cash dividends of $231.2 million and $212.9 million, respectively.

Share Repurchase Program

At November 2, 2018, our common stock repurchase program had a total remaining authorization of approximately $0.7 billion. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more information about our share repurchase program, see Note 8 to the condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

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

(b) Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended November 2, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended November 2, 2018 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs(a)	or Programs(a)
08/04/18-08/31/18	46,574	$107.36	46,574	$999,079,000
09/01/18-09/30/18	1,349,826	$109.62	1,349,826	$851,107,000
10/01/18-11/02/18	1,374,047	$105.52	1,374,047	$706,116,000
Total	2,770,447	$107.55	2,770,447	$706,116,000

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

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 6. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “aim,” “goal,” “opportunity,” “intend,” “could,” “can,” “would,” “committed,” “likely,” “scheduled,” “predict,” “seek,” “potential,” “strive,” “subject to,” “focused on,” “continue,” or “will result in,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including the number of planned store openings, remodels and relocations, store format plans, progress of merchandising and margin enhancing initiatives, trends in sales of consumable and non-consumable products, results of the investment in and training of our personnel; potential future stock repurchases and cash dividends; anticipated borrowing under the Revolving Facility and our commercial paper program; the potential impact of legal or regulatory changes and our responses thereto, including the potential impact of tariffs by the U.S. government; efforts to improve distribution and transportation efficiencies, including anticipated timing of distribution center openings; anticipated impact of hurricanes and certain related expenses; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

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

EXHIBIT INDEX

10.1

Amended Schedule of Executive Vice Presidents who have executed an Executive Vice President Employment Agreement in the form filed as Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2018, filed with the SEC on April 11, 2018

10.2

Amended Schedule of Executive Officers who have executed a Senior Vice President Employment Agreement in the form filed as Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2018, filed with the SEC on May 31, 2018

10.3

Form of Restricted Stock Unit Award Agreement (approved November 28, 2018) for awards beginning after November 28, 2018 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan

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

DOLLAR GENERAL CORPORATION

Date:	December 4, 2018	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer