Form 10-K
period 2019-02-01
DOLLAR GENERAL CORP
filed 2019-03-22
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2019

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

The aggregate fair market value of the registrant’s common stock outstanding and held by non-affiliates as of August 3, 2018 was $23.2 billion calculated using the closing market price of our common stock as reported on the NYSE on such date ($98.23). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

The registrant had 259,518,801 shares of common stock outstanding as of March 18, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant’s definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 29, 2019.

INTRODUCTION

General

This report contains references to years 2019, 2018, 2017, 2016, 2015, and 2014, which represent fiscal years ending or ended January 31, 2020, February 1, 2019, February 2, 2018, February 3, 2017, January 29, 2016, and January 30, 2015, respectively. Our fiscal year ends on the Friday closest to January 31. Our 2016 fiscal year consisted of 53 weeks, while each of the remaining years listed consists of 52 weeks. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

Solely for convenience, our trademarks and tradenames may appear in this report without the ® or TM symbol which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these trademarks and tradenames.

Cautionary Disclosure Regarding Forward‑Looking Statements

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 6 – Commitments and Contingencies,” among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “could,” “can,” “would,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “goal,” “seek,” “ensure,” “potential,” “opportunity,” “objective,” “intend,” “predict,” “committed,” “likely,” “continue,” “strive,” “aim,” “scheduled,” “focused on,” or “subject to” and similar expressions that concern our strategies, plans, initiatives, intentions or beliefs about future occurrences or results. For example, all statements relating to, among others, our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our plans and objectives for, and expectations regarding future operations, economic and competitive market conditions, growth or initiatives, including but not limited to the number of planned store openings, remodels and relocations, store formats, progress of merchandising and other initiatives, trends in sales of consumable and non-consumable products, and level of future costs and expenses; potential future stock repurchases and cash dividends; anticipated borrowing under our unsecured revolving credit agreement and commercial paper program; potential impact of legal or regulatory changes and our responses thereto, including the potential impact of tariffs by the U.S. government; anticipated impact of new accounting standards; efforts to improve distribution and transportation efficiencies, including self-distribution, and anticipated timing of distribution center openings; or expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

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

Important factors that could cause actual results to differ materially from the expectations expressed or implied in our forward-looking statements are disclosed under “Risk Factors” in Part I, Item 1A and elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Policies and Estimates”). All forward-looking statements are qualified in their entirety by these and other cautionary statements that we make from time to time in our other SEC filings and public communications. You should evaluate forward-looking statements in the context of these risks and uncertainties and are cautioned not to place undue reliance on such statements. These factors may not contain all of the factors that are important to you. We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. Forward-looking statements in this report are made only as of the date hereof. We undertake no obligation, and specifically disclaim any duty, to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as may be required by law.

PART I

ITEM 1. BUSINESS

General

We are among the largest discount retailers in the United States by number of stores, with 15,472 stores located in 44 states as of March 1, 2019, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable items, seasonal items, home products and apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

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

In 2018, we achieved our 29th consecutive year of positive same-store sales growth. We believe that this growth, which has taken place in a variety of economic conditions, is a result of our compelling value and convenience proposition, although no assurances can be given that we will achieve positive same-store sales growth in any given year.

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

•

Time-Saving Shopping Experience.  We strive to provide customers with a highly convenient, easy to navigate shopping experience. Our small-box stores make it easier to get in and out quickly. Our product offering includes most necessities, such as basic packaged and refrigerated food and dairy products, cleaning supplies, paper products, health and beauty care items, tobacco products, greeting cards and other stationery items, basic apparel, housewares, hardware and automotive supplies, among others. Our convenient hours and broad merchandise offering allow our customers to fulfill their requirements for basic goods and minimize their need to shop elsewhere.

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

Consumables is our largest merchandise category and has become a larger percentage of our total sales in recent years as indicated in the table below. Consumables include paper and cleaning products (such as paper towels, bath tissue, paper dinnerware, trash and storage bags, laundry and other home cleaning supplies); packaged food (such as cereals, canned soups and vegetables, condiments, spices, sugar and flour); perishables (such as milk, eggs, bread, refrigerated and frozen food, beer and wine); snacks (such as candy, cookies, crackers, salty snacks and carbonated beverages); health and beauty (such as over-the-counter medicines and personal care products including soap, body wash, shampoo, cosmetics, dental hygiene and foot care products); pet (such as pet supplies and pet food); and tobacco products.

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

The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2018	2017	2016
Consumables	77.5%	76.9%	76.4%
Seasonal	11.9%	12.1%	12.2%
Home products	5.9%	6.0%	6.2%
Apparel	4.7%	5.0%	5.2%

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

Our store growth over the past three years is summarized in the following table:

	Stores at			Net
	Beginning	Stores	Stores	Store	Stores at
Year	of Year	Opened	Closed	Increase	End of Year
2016	12,483	900	63	837	13,320
2017	13,320	1,315	101	1,214	14,534
2018	14,534	900	64	836	15,370

Our Customers

Our customers seek value and convenience. Depending on their financial situation and geographic proximity, customers’ reliance on Dollar General varies from fill-in shopping, to making periodic trips to stock up on household items, to making weekly or more frequent trips to meet most essential needs. We generally locate our stores and plan our merchandise selections to best serve the needs of our core customers, the low and fixed income households often underserved by other retailers, and we are focused on helping them make the most of their spending dollars. At the same time, however, Dollar General shoppers from a wide range of income brackets and life stages appreciate our quality merchandise as well as our attractive value and convenience proposition.

Our Suppliers

We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise. Despite our broad offering, we maintain only a limited number of items per category, allowing us to keep our average costs low. Our three largest suppliers each accounted for approximately 8% of our purchases in 2018. Our private brands come from a diversified supplier base. We directly imported approximately 6% of our purchases at cost in 2018.

We have consistently managed to obtain sufficient quantities of core merchandise and believe that, if one or more of our current sources of supply became unavailable, we generally would be able to obtain alternative sources; however, such alternative sources could increase our merchandise costs and supply chain lead time, result in a temporary reduction in store inventory levels, reduce our selection, or reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales.

Distribution and Transportation

Our stores are currently supported by distribution centers for non-refrigerated merchandise located strategically throughout our geographic footprint. We also have a distribution center in Amsterdam, New York under construction which is expected to be completed in 2019. We lease additional temporary warehouse space as necessary to support our distribution needs. We also have purchased a cold storage facility, and we are testing the self-distribution of fresh and frozen products, an initiative which we call “DG Fresh.” We continually analyze and rebalance the network to ensure that it remains efficient and provides the service levels our stores require. See “—Properties” below for additional information pertaining to our distribution centers.

Most of our merchandise flows through our distribution centers and is delivered to our stores by third-party trucking firms, utilizing our trailers. We also own approximately 200 semi-trailer trucks with which we transport our merchandise. In addition, vendors or third-party distributors deliver or ship certain food items and other merchandise directly to our stores.

Seasonality

Our business is somewhat seasonal. Generally, our most profitable sales mix occurs in the fourth quarter, which includes the Christmas selling season. In addition, our quarterly results can be affected by the timing of certain holidays, and the timing of new store openings and store closings, and the amount of sales contributed by new and existing stores. We typically purchase substantial amounts of inventory and incur higher shipping and payroll costs in the third quarter in anticipation of increased sales activity during the fourth quarter. See Note 11 to the consolidated financial statements for additional information.

Our Competition

We operate in the basic discount consumer goods market, which is highly competitive with respect to price, customers, store location, merchandise quality, assortment and presentation, service offerings, in-stock consistency, customer service, promotional activity, employees, and market share. We compete with discount stores and many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety, online, and certain specialty stores. These other retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. Our direct competitors include Family Dollar, Dollar Tree, Big Lots, Fred’s, 99 Cents Only and various local, independent operators, as well as Walmart, Target, Kroger, Aldi, Lidl, Walgreens, CVS, and RiteAid, among others. Certain of our competitors have greater financial, distribution, marketing and other resources than we do and may be able to secure better arrangements from suppliers than we can. Competition has intensified and we believe it will continue to do so as competitors move into or increase their presence in our geographic and product markets and increase the availability of mobile, web-based and other digital technology to facilitate a more convenient and competitive customer online and in-store shopping experience.

We believe that we differentiate ourselves from other forms of retailing by offering consistently low prices in a convenient, small-store format. We believe that we are able to maintain competitive prices due in part to our low-cost operating structure and the relatively limited assortment of products offered. Purchasing large volumes of merchandise within our focused assortment in each merchandise category allows us to keep our average costs low, contributing to our ability to offer competitive everyday low prices to our customers. See “—Our Business Model” above for further discussion of our competitive situation.

Our Employees

As of March 1, 2019, we employed approximately 135,000 full-time and part-time employees, including divisional and regional managers, district managers, store managers, other store personnel and distribution center and administrative personnel. We have increasingly focused on recruiting, training, motivating and retaining employees, and we believe that the quality, performance and morale of our employees continue to be an important part of our success in recent years. We believe our overall relationship with our employees is good.

Our Trademarks

We own marks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property laws. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also hold an exclusive license to the Rexall brand through at least March 5, 2026.

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

ITEM 1A. RISK FACTORS

Investment in our Company involves risks. You should carefully consider the risks described below and the other information in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or liquidity. These risks are not the only risks we face. Our business, financial condition, results of operations or liquidity could also be adversely affected by additional factors that apply to all companies generally or by risks not currently known to us or that we currently view to be immaterial. We can provide no assurance and make no representation that our risk mitigation efforts, although we believe they are reasonable, will be successful.

Economic factors may reduce our customers’ spending, impair our ability to execute our strategies and initiatives, and increase our costs and expenses, which could result in materially decreased sales or profitability.

Many of our customers have fixed or low incomes and limited discretionary spending dollars. Any factor that could adversely affect their disposable income could decrease our customers’ spending or cause them to shift their spending to our lower margin product choices, which could result in materially decreased sales and profitability. Factors that could reduce our customers’ disposable income include but are not limited to high unemployment or underemployment levels; inflation; higher fuel, energy, healthcare and housing costs, interest rates, consumer debt levels, and tax rates; tax law changes that negatively affect credits and refunds; lack of available credit; and decreases in, or elimination of, government subsidies such as unemployment and food assistance programs.

Many of the economic factors listed above, as well as commodity rates; transportation, lease and insurance costs; wage rates; foreign exchange rate fluctuations; measures that create barriers to or increase the costs of international trade (including increased import duties or tariffs); changes in applicable laws and regulations; and other economic factors, also could impair our ability to successfully execute our strategies and initiatives, as well as increase our cost of goods sold and selling, general and administrative expenses (including real estate costs), and may have other adverse consequences that we are unable to fully anticipate or control, all of which may materially decrease our sales or profitability.

Our plans depend significantly on strategies and initiatives designed to increase sales and profitability and improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could materially affect our results of operations.

We have short-term and long-term strategies and initiatives (such as those relating to merchandising, real estate and new store development, store formats, digital, shrink, sourcing, private brand, inventory management, supply chain, store operations, expense reduction, and technology) in various stages of testing, evaluation, and implementation, which are designed to continue to improve our results of operations and financial condition. The effectiveness of these initiatives is inherently uncertain, even when tested successfully, and is dependent on consistency of training and execution, workforce stability, ease of execution, and the absence of offsetting factors that can influence results adversely. Many of these factors are made even more challenging by the diverse geographic locations of our stores and distribution centers and our decentralized field management. Other risk factors described herein also could negatively affect general implementation. Failure to achieve successful or cost-effective implementation of our initiatives could materially adversely affect our business, results of operations and financial condition.

The success of our merchandising initiatives, particularly our non-consumable initiatives and efforts to increase sales of higher margin products within the consumables category, further depends in part upon our ability to predict the products that our customers will demand and to identify and timely respond to evolving trends in demographic mixes in our markets and consumer preferences. If we are unable to select and timely obtain products that are attractive to customers and at costs that allow us to sell them at an acceptable profit, or to effectively market such products, it could result in materially decreased sales and profitability.

We are currently testing a cold chain self-distribution initiative, which we refer to as our DG Fresh initiative, and also testing an initiative we refer to as Fast Track, which is designed to enhance our in-store labor productivity, on-shelf availability, and customer convenience. The success of our DG Fresh initiative further depends in part on our ability to effectively transition these distribution operations from our current service providers without business disruption, as well as on the availability of certain supply chain resources, including temperature-controlled distribution centers, refrigerated transportation equipment, and drivers. The success of our Fast Track initiative further depends in part on vendor cooperation, successful implementation and maintenance of the necessary technology, customer interest and adoption, and our ability to gain cost efficiencies and control shrink levels from the initiative.

If we cannot timely and cost-effectively execute our real estate projects and meet our financial expectations, or if we do not anticipate or successfully address all of the challenges imposed by our expansion, including into new states or metro areas, it could materially impede our planned future growth and our profitability.

Delays in or failure to complete any of our real estate projects, or failure to meet our financial expectations for these projects, could materially adversely affect our growth and our profitability. Our ability to timely open, relocate and remodel profitable stores and expand into additional market areas is a key component of our planned future growth and may depend in part on: the availability of suitable store locations and capital funding; the absence of entitlement process or occupancy delays; the ability to negotiate acceptable lease and development terms, to cost-effectively hire and train new personnel, especially store managers, and to identify and accurately assess sufficient customer demand; and general economic conditions.

We also may not anticipate or successfully address all of the challenges imposed by the expansion of our operations, including into new states or metro areas where we have limited or no meaningful experience or brand recognition. Those areas may have different competitive and market conditions, consumer tastes and discretionary spending patterns than our existing markets, as well as higher cost of entry and operating costs. These factors may cause our new stores to be less profitable than stores in our existing markets, which could slow future growth in these areas. In addition, many new stores will be located in areas where we have existing stores, which may result in inadvertent oversaturation and temporarily or permanently divert customers and sales from our existing stores, thereby adversely affecting our overall financial performance.

We face intense competition that could limit our growth opportunities and materially adversely affect our results of operations, financial condition and liquidity.

The retail business is highly competitive with respect to price, customers, store location, merchandise quality, product assortment and presentation, service offerings, in-stock consistency, customer service, promotional activity, employees, and market share. We compete with discount stores and many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety, online retailers, and certain specialty stores. To maintain our competitive position, we may be required to lower prices, either temporarily or permanently, and may have limited ability to increase prices in response to increased costs, resulting in lower margins and reduced profitability.  Certain of our competitors have greater financial, distribution, marketing and other resources, and may be able to secure better arrangements with suppliers, than we.

Competition has intensified, and is expected to continue to do so, as competitors enter or increase their presence in our geographic and product markets and expand availability of mobile, web-based and other digital technologies. We remain vulnerable to the risk that our competitors or others could enter our industry in a significant way, including through the introduction of new store formats. Further, consolidation or other business combinations or alliances within the retail industry could significantly alter the competitive dynamics of the retail marketplace and result in competitors with greatly improved competitive positions, as well as competitors providing a wider variety of products and services at competitive prices, which could materially affect our financial performance. Our ability to effectively compete will depend substantially upon our continued ability to develop and execute compelling and cost-effective strategies and initiatives. If we fail to respond effectively to competitive pressures and industry changes, it could materially affect our results of operations, financial condition and liquidity.

Inventory shrinkage may negatively affect our results of operations and financial condition.

We experience significant inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security or other costs to combat inventory theft, our results of operations and financial condition could be affected adversely. There can be no assurance that we will be successful in our efforts to reduce inventory shrinkage.

Our cash flows from operations, profitability and financial condition may be negatively affected if we are not successful in managing our inventory balances.

Our inventory balance represented approximately 53% of our total assets exclusive of goodwill and other intangible assets as of February 1, 2019. Efficient inventory management is a key component of our business success and profitability. We must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results or that increases the risk of inventory shrinkage. If we do not accurately predict customer trends or spending levels, or if we inappropriately price products, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely affect our financial results. We continue to focus on ways to reduce these risks, but we cannot make assurances that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations and financial condition may be negatively affected.

Failure to maintain the security of our business, customer, employee or vendor information could expose us to litigation, government enforcement actions and costly response measures, and could materially harm our reputation and affect our business and financial performance.

In connection with sales, we transmit confidential credit and debit card information which is encrypted using point-to-point encryption. We also have access to, collect or maintain certain private or confidential information regarding our customers, employees and their dependents, and vendors, as well as our business. Some of this information is stored electronically in connection with our e-commerce and mobile applications, some of which may leverage third-party service providers. Additionally, we may share information with select vendors that assist us in conducting our business. While we have implemented procedures and technology intended to protect such information and require appropriate controls of our service providers, cyberattackers could compromise such controls and obtain such information, as cyberattacks are becoming increasingly sophisticated and do not always immediately produce signs of intrusion. Moreover, employee error or malfeasance or other irregularities could result in a defeat of security measures and compromise our or our third-party vendors’ information systems. If cyberattackers obtain customer, employee or partner passwords through unrelated third-party breaches, these passwords could be used to gain access to their information or accounts with us.

Because we accept debit and credit cards for payment, we are subject to industry data protection standards and protocols, such as the Payment Card Industry Data Security Standards, issued by the Payment Card Industry Security Standards Council. Nonetheless, we may be vulnerable to, and unable to detect and appropriately respond to, data security breaches and data loss, including cybersecurity attacks or other breaches of cardholder data.

A significant security breach of any kind experienced by us or one of our vendors, which could be undetected for a period of time, or a significant failure by us to comply with applicable privacy and information security laws, regulations and standards could expose us to risks of data loss, litigation, government enforcement actions, fines or penalties, credit card brand assessments, negative publicity and reputational harm, business disruption and costly response measures (for example, providing notification to, and credit monitoring services for, affected individuals, as well as further upgrades to our security measures) which may not be covered by or may exceed the coverage limits of our insurance policies, and could materially disrupt our operations. Any resulting negative publicity could significantly harm our reputation which could cause us to lose market share as a result of customers discontinuing the use of our e-commerce and mobile applications or debit or credit cards in our stores or not shopping in our stores altogether and could materially adversely affect our business and financial performance.

A significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory could adversely affect sales or increase our transportation costs, which would decrease our profitability.

We rely on our distribution and transportation network to provide goods to our stores timely and cost‑effectively. Using various transportation modes, including ocean, rail, and truck, we and our vendors move goods from vendor locations to our distribution centers and our stores. Any disruption, unanticipated or unusual expense or operational failure related to this process (for example, delivery delays or increases in transportation costs, including increased fuel costs, carrier or driver wages as a result of driver shortages; a decrease in transportation capacity for overseas shipments; labor shortages; or work stoppages for slowdowns) could negatively impact sales and profits. Labor shortages or work stoppages in the transportation industry or disruptions to the national and international transportation infrastructure that lead to delivery delays or that necessitate our securing alternative labor or shipping suppliers could also increase our costs or otherwise negatively affect our business.

We maintain a network of distribution facilities and are moving forward with plans to build or lease new facilities to support our growth objectives and strategic initiatives. Delays in opening such facilities could adversely affect our financial performance by slowing store growth, which may in turn reduce revenue growth, or by increasing transportation costs. In addition, distribution-related construction or expansion projects entail risks that could cause delays and cost overruns, such as: shortages of materials or skilled labor; work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. For these reasons, the completion date and ultimate cost of these projects could differ significantly from initial expectations, and we cannot guarantee that any project will be completed on time or within established budgets.

Risks associated with or faced by our suppliers could adversely affect our financial performance.

We source our merchandise from a wide variety of domestic and international suppliers, and we depend on them to supply merchandise in a timely and efficient manner. In 2018, our three largest suppliers each accounted for approximately 8% of our purchases. If one or more of our current sources of supply became unavailable, we believe we would generally be able to obtain alternative sources, but it could increase our merchandise costs and supply chain lead time, result in a temporary reduction in store inventory levels, and reduce the quality of our merchandise. An inability to obtain alternative sources could materially decrease our sales. Additionally, if a supplier fails to deliver on its commitments, we could experience merchandise out‑of‑stocks that could lead to lost sales and reputational harm. Further, failure of suppliers to meet our compliance protocols could prolong our procurement lead time, resulting in lost sales and adverse margin impact.

We directly imported approximately 6% of our purchases (measured at cost) in 2018, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods for any reason, such as political unrest, acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes, and economic conditions and instability in countries in which foreign suppliers are located, the financial instability of suppliers, failure to meet our standards, issues with our suppliers’ labor practices or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, increased import duties, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation, and other factors relating to suppliers and the countries in which they are located or from which they import, often are beyond our control and could adversely affect our operations and profitability. While we are working to diversify our sources of imported goods, a substantial amount of our imported merchandise comes from China, and thus, a change in the Chinese leadership, economic and market conditions, internal economic stimulus actions, or currency or other policies, as well as trade relations between China and the United States and increases in costs of labor and wage taxes, could negatively impact our merchandise costs. In addition, the United States’ foreign trade policies, duties, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries (particularly China), import limitations on certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. If we increase our product imports from foreign vendors, the risks associated with these imports also will increase, and we may be exposed to additional or different risks as we increase imports of goods produced in countries other than China.

Product liability, product recall or other product safety or labeling claims could adversely affect our business, reputation and financial performance.

We are dependent on our vendors to ensure that the products we buy from them comply with applicable product safety and labeling laws and regulations and to inform us of all applicable restrictions on the sale of such products.  Nonetheless, product liability, personal injury or other claims may be asserted against us relating to product contamination, tampering, expiration, mislabeling, recall and other safety or labeling issues, including those relating to products that we may self-distribute through our DG Fresh initiative.

We seek but may not be successful in obtaining contractual indemnification and insurance coverage from our vendors. If we do not have adequate contractual indemnification or insurance available, such claims could materially adversely affect our business, financial condition and results of operations. Our ability to obtain indemnification from foreign vendors may be hindered by our ability to obtain jurisdiction over them to enforce contractual obligations. Even with adequate insurance and indemnification, such claims could significantly harm our reputation and consumer confidence in our products and we could incur significant litigation expenses, which also could materially affect our results of operations even if a product liability claim is unsuccessful or not fully pursued.

A significant change in governmental regulations and requirements could materially increase our cost of doing business, and noncompliance with governmental regulations could materially adversely affect our financial performance.

We routinely incur significant costs in complying with numerous and frequently changing laws and regulations. The complexity of this regulatory environment and related compliance costs are increasing due to additional legal and regulatory requirements, our expanding operations, and increased enforcement efforts. New or revised laws, regulations, policies and related interpretations and enforcement practices, particularly those dealing with environmental compliance, product and food safety or labeling, information security and privacy, labor and employment, employee wages, and those governing the sale of products, may significantly increase our expenses or require extensive system and operating changes that could materially increase our cost of doing business. Violations of applicable laws and regulations or untimely or incomplete execution of a required product recall can result in significant penalties (including loss of licenses, eligibility to accept certain government benefits such as SNAP or significant fines), class action or other litigation, and reputational damage. Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our overall effective tax rate.

Litigation may adversely affect our reputation, business, results of operations and financial condition.

Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, shareholders, government agencies and others through private actions, class actions, multi-district litigation, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action or multi-district litigation and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for lengthy periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend litigation may be significant, and adverse publicity could harm our reputation, regardless of the validity of the allegations. As a result, litigation may adversely affect our business, results of operations and financial condition. See also Note 6 to the consolidated financial statements.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, certain crimes, including employee crime, certain wage and hour and other employment-related claims and litigation, actions based on certain consumer protection laws, and some natural and other disasters or similar events. If we incur material uninsured losses, our financial performance could suffer. Certain material events may result in sizable losses for the insurance industry and adversely affect the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, automobile liability, general liability (including claims made against certain of our landlords) and group health insurance programs. Significant changes in actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could materially adversely affect our results of operations and financial condition. Although we maintain property insurance for catastrophic events at our store support center and distribution centers, we are effectively self-insured for other property losses. If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

Natural disasters and unusual weather conditions (whether or not caused by climate change), pandemic outbreaks, terrorist acts, and global political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, tornadoes and earthquakes, unusual weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our business and financial performance. Unseasonal or significant weather conditions can affect consumer shopping patterns or prevent customers from reaching our stores, which could lead to lost sales or higher markdowns. If these events result in the closure of one or more of our distribution centers, a significant number of stores, or our corporate headquarters or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries or provide other support functions to our stores and through lost sales. These events also could result in increases in fuel or other energy prices, a fuel shortage, store opening delays, the temporary lack of an adequate work force in a market, the temporary or long-term disruption of product availability in our stores, and disruption of our utility services or information systems. These events may also increase the costs of insurance if they result in significant loss of property or other insurable damage.

Material damage or interruptions to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing or implementing new technology could materially adversely affect our business and results of operations.

We depend on a variety of information technology systems, including systems owned and managed by third-party vendors, for the efficient functioning of our business, including, without limitation, transaction processing and the management of our employees, facilities, logistics, inventories, stores and customer-facing digital applications and operations. Our technology initiatives may not deliver desired results or may do so on a delayed schedule. Additionally, such systems are subject to damage or interruption from power surges and outages, facility damage, computer and telecommunications failures, malicious code (including computer viruses, worms, ransomware, or similar), cyberattacks (including account compromise; phishing; denial of service attacks; and application, network or system vulnerability exploitation), software upgrade failures or code defects, natural disasters and human error. Design defects or damage or interruption to these systems may require a significant investment to fix or replace, disrupt our operations, result in the loss or corruption of critical data, and harm our reputation, all of which could materially adversely affect our business or results of operations.

We also rely heavily on our information technology staff. Failure to meet these staffing needs may negatively affect our ability to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We rely on third parties to maintain and periodically upgrade many of these systems so that they can continue to support our business. We license the software programs supporting many of our systems from independent software developers. The inability of these vendors, developers or us to continue to maintain and upgrade these systems and software programs could disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner and could expose us to greater risk of a cyberattack. In addition, costs and delays associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations and adversely affect our profitability.

Failure to attract, train and retain qualified employees while controlling labor costs, as well as other labor issues, could adversely affect our financial performance.

Our future growth and performance, positive customer experience and legal and regulatory compliance depends on our ability to attract, train, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel, unemployment levels, wage rates, minimum wage laws, health and other insurance costs, changes in employment and labor laws or other workplace regulations (including changes in employee benefit programs such as health insurance and paid leave programs), employee activism, and our reputation and relevance within the labor market. If we are unable to attract, train and retain adequate numbers of qualified employees, our operations, customer service levels, legal and regulatory compliance, and support functions could suffer. In addition, to the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. Our ability to pass along labor costs to our customers is constrained by our everyday low price model, and we may not be able to offset such increased costs elsewhere in our business.

Our success depends on our executive officers and other key personnel. If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and other key personnel. The unexpected loss of the services of any of such persons could adversely affect our operations. There can be no assurance that our executive succession planning, retention or hiring efforts will be successful. Competition for skilled and experienced management personnel is intense, and our future success will also depend on our ability to attract and retain qualified personnel, and a failure to attract and retain new qualified personnel could adversely affect our operations.

Our private brands may not be successful in improving our gross profit rate and may increase certain of the risks we face.

The sale of private brand items is an important component of our sales growth and gross profit rate enhancement plans. Broad market acceptance of our private brands depends on many factors, including pricing, quality, customer perception, and timely development and introduction of new products. We cannot give assurance that we will achieve or maintain our expected level of private brand sales. The sale and expansion of these offerings also subjects us to or increases certain risks, such as: product liability claims and product recalls; disruptions in raw material and finished product supply and distribution chains; inability to successfully protect our proprietary rights; claims related to the proprietary rights of third parties; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. Failure to appropriately address these risks could materially adversely affect our private brand initiatives, reputation, results of operations and financial condition.

Because our business is somewhat seasonal, adverse events during the fourth quarter could materially affect our financial statements as a whole.

Primarily because of sales of Christmas-related merchandise, our most profitable sales mix generally occurs in the fourth quarter.  In anticipation of this holiday, we purchase substantial amounts of seasonal inventory, and if sales fall below seasonal norms or expectations it could result in unanticipated markdowns. Adverse events, such as deteriorating economic conditions, high unemployment rates, high gas prices, public transportation disruptions, or unusual or unanticipated adverse weather could result in lower-than-planned sales during the Christmas selling season, which in turn could reduce our profitability and otherwise adversely affect our financial performance and operating results.

Deterioration in market conditions or changes in our credit profile could adversely affect our business operations and financial condition.

We rely on the positive cash flow we generate from our operating activities and our access to the credit and capital markets to fund our operations, growth strategy, and return of cash to our shareholders through share repurchases and dividends. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to liquidity sources on favorable terms depends on multiple factors, including our operating performance and credit ratings. Our debt securities currently are rated investment grade, and a downgrade of this rating likely would negatively impact our access to the debt capital markets and increase our cost of borrowing. As a result, disruptions in the debt markets or any downgrade of our credit ratings could adversely affect our business operations and financial condition and our ability to return cash to our shareholders. We can make no assurances that our ability to obtain additional financing through the debt markets will not be adversely affected by economic conditions or that we will be able to maintain or improve our current credit ratings.

New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.

The implementation of new accounting standards could require certain systems, internal process and controls and other changes that could increase our operating costs, and will result in changes to our financial statements. For example, the implementation of accounting standards related to leases, as issued by the Financial Accounting Standards Board, required us to make significant changes to our lease management and other accounting systems, and will result in a material impact to our consolidated financial statements.

U.S. generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or in underlying management assumptions, estimates or judgments could significantly change our reported or expected financial performance. The outcome of such changes could include litigation or regulatory actions which could adversely affect our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 1, 2019, we operated 15,472 retail stores located in 44 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	760	Nebraska	123
Arizona	118	Nevada	22
Arkansas	433	New Hampshire	36
California	220	New Jersey	133
Colorado	47	New Mexico	100
Connecticut	56	New York	464
Delaware	45	North Carolina	817
Florida	856	North Dakota	26
Georgia	872	Ohio	798
Illinois	547	Oklahoma	442
Indiana	525	Oregon	52
Iowa	242	Pennsylvania	738
Kansas	235	Rhode Island	16
Kentucky	530	South Carolina	542
Louisiana	559	South Dakota	52
Maine	55	Tennessee	780
Maryland	137	Texas	1,485
Massachusetts	45	Utah	11
Michigan	519	Vermont	36
Minnesota	136	Virginia	419
Mississippi	512	West Virginia	242
Missouri	518	Wisconsin	171

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

As of March 1, 2019, we operated the following distribution centers for non-refrigerated merchandise:

	Year	Approximate Square	Number of
Location	Opened	Footage	Stores Served
Scottsville, KY	1959	720,000	776
Ardmore, OK	1994	1,310,000	1,070
South Boston, VA	1997	1,250,000	1,065
Indianola, MS	1998	820,000	907
Fulton, MO	1999	1,150,000	1,272
Alachua, FL	2000	980,000	991
Zanesville, OH	2001	1,170,000	1,189
Jonesville, SC	2005	1,120,000	1,019
Marion, IN	2006	1,110,000	1,194
Bessemer, AL	2012	940,000	1,138
Lebec, CA	2012	600,000	444
Bethel, PA	2014	1,000,000	1,115
San Antonio, TX	2016	920,000	995
Janesville, WI	2016	1,000,000	883
Jackson, GA	2017	1,000,000	905
Longview, TX	2018	1,020,000	509

We lease the distribution centers located in California, Oklahoma, Mississippi and Missouri and own the remaining distribution centers in the table above. Approximately 7.25 acres of the land on which our Kentucky distribution center is located is subject to a ground lease. As of February 1, 2019, we owned a cold storage and distribution facility of approximately 148,000 square feet and leased approximately 1,070,000 square feet of additional space to support our distribution needs.

Our executive offices are located in approximately 302,000 square feet of owned buildings and approximately 42,000 square feet of leased office space in Goodlettsville, Tennessee.

ITEM 3. LEGAL PROCEEDINGS

The information contained in Note 6 to the consolidated financial statements under the heading “Legal proceedings” contained in Part II, Item 8 of this report is incorporated herein by this reference.

ITEM 4. MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our current executive officers as of March 21, 2019  is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected. There are no familial relationships between any of our directors or executive officers.

8
Name	Age	Position
Todd J. Vasos	57	Chief Executive Officer and Director
John W. Garratt	50	Executive Vice President and Chief Financial Officer
Michael J. Kindy	53	Executive Vice President, Global Supply Chain
Jeffery C. Owen	49	Executive Vice President, Store Operations
Robert D. Ravener	60	Executive Vice President and Chief People Officer
Jason S. Reiser	50	Executive Vice President and Chief Merchandising Officer
Rhonda M. Taylor	51	Executive Vice President and General Counsel
Carman R. Wenkoff	51	Executive Vice President and Chief Information Officer
Anita C. Elliott	54	Senior Vice President and Chief Accounting Officer

Mr. Vasos has served as Chief Executive Officer and a member of our Board since June 2015.  He joined Dollar General in December 2008 as Executive Vice President, Division President and Chief Merchandising Officer. He was promoted to Chief Operating Officer in November 2013.  Prior to joining Dollar General, Mr. Vasos served in executive positions with Longs Drug Stores Corporation for seven years, including Executive Vice President and Chief Operating Officer (February 2008 – November 2008) and Senior Vice President and Chief Merchandising Officer (2001 –  2008), where he was responsible for all pharmacy and front-end marketing, merchandising, procurement, supply chain, advertising, store development, store layout and space allocation, and the operation of three distribution centers. He also previously served in leadership positions at Phar-Mor Food and Drug Inc. and Eckerd Corporation.

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

Mr. Kindy has served as Executive Vice President, Global Supply Chain since August 2018. He joined Dollar General as Vice President, Distribution Centers in December 2008, became Vice President, Transportation in May 2013, and was promoted to Senior Vice President, Global Supply Chain in June 2015. Prior to joining Dollar General, Mr. Kindy had 14 years of grocery distribution management and 5 years of logistics and distribution consulting experience. He served as Senior Director, Warehouse Operations, for ConAgra Foods from November 2007 to December 2008.  Since beginning his career in July 1989, Mr. Kindy also held various distribution and warehouse leadership positions at Safeway, Inc., Crum & Crum Logistics, and Specialized Distribution Management, Inc., and served as a principal consultant for PricewaterhouseCoopers.

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

Mr. Ravener joined Dollar General as Senior Vice President and Chief People Officer in August 2008. He was promoted to Executive Vice President in March 2010.  As previously announced, Mr. Ravener plans to retire from Dollar General effective May 27, 2019.  Prior to joining Dollar General, he served in human resources executive roles with Starbucks Corporation from September 2005 until August 2008 as the Senior Vice President of U.S. Partner Resources and, prior to that, as the Vice President, Partner Resources—Eastern Division. As the Senior Vice President of U.S. Partner Resources at Starbucks, Mr. Ravener oversaw all aspects of human resources activity for more than 10,000 stores. Prior to serving at Starbucks, Mr. Ravener held Vice President of Human Resources roles for The Home Depot Inc. at its Store Support Center and a domestic field division from April 2003 to September 2005. Mr. Ravener also served in executive roles in both human resources and operations at Footstar, Inc. and roles of increasing leadership at PepsiCo, Inc.

Mr. Reiser has served as Executive Vice President and Chief Merchandising Officer since July 2017.  Prior thereto, he served as the Executive Vice President and Chief Operating Officer of Vitamin Shoppe, Inc., a multi-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products, from July 2016 to July 2017, where he was responsible for leading merchandising, operations, end-to-end supply chain, information technology, real estate and construction, planning, pricing and merchandising operations. He also previously served as Executive Vice President, Chief Merchandising Officer from January 2014 to June 2016 and as Senior Vice President, Hardlines Merchandising from July 2013 to January 2014, for discount retailer Dollar Tree, Inc. (successor to Family Dollar Stores, Inc.). Prior to his employment with Family Dollar, Mr. Reiser was employed by Walmart Stores, Inc. for 17 years in a variety of roles, including Vice President, Merchandising, Health & Family Care of Sam’s Club from November 2010 to June 2013; Vice President, Operations & Compliance, Health & Wellness of Sam’s Club from May 2010 to November 2010; Divisional Merchandise Manager, Wellness, from May 2009 to May 2010; Senior Buyer Pharmacy/OTC of Sam’s Club from November 2006 to May 2009; Director, Government Relations and Regulatory Affairs from August 2002 to November 2006; Pharmacy District Manager from August 2000 to August 2002; and Pharmacy Manager from October 1995 to August 2000.

Ms. Taylor has served as Executive Vice President and General Counsel since March 2015.  She joined Dollar General as an Employment Attorney in March 2000 and was subsequently promoted to Senior Employment Attorney in 2001, Deputy General Counsel in 2004, Vice President and Assistant General Counsel in March 2010, and Senior Vice President and General Counsel in June 2013.  Prior to joining Dollar General, she practiced law with Ogletree, Deakins, Nash, Smoak & Stewart, P.C., where her practice was focused on labor law and employment litigation.  She has also held attorney positions with Ford & Harrison LLP and Stokes Bartholomew.

Mr. Wenkoff has served as Executive Vice President and Chief Information Officer since July 2017.  Prior thereto, he served as the Chief Information Officer (May 2012 – June 2017) and Chief Digital Officer (June 2016 – June 2017) of Franchise World Headquarters, LLC (“Subway”), the largest string of sandwich shops in the world, where he was responsible for global technology and digital strategy, execution and operations for the Subway brand and all of its restaurants. He also owned a Subway franchise in Southport, Connecticut from July 2015 until October 2017. Prior to joining Subway, he served as the Chairman of the Board and Co-President of Retail Gift Card Association, a member organization of diverse, closed loop gift card retailers committed to promoting and protecting the use of gift cards, from February 2008 to May 2012. He also served as the Deputy Chief Information Officer for Independent Purchase Cooperative, Inc., an independent Subway franchisee-owned and operated purchasing and services cooperative, from May 2005 to May 2012, and as President of its subsidiary,

Value Pay Services LLC, from May 2005 to February 2011.  He was the founder and President of Stored Value Management, Inc., an independently owned program and consulting company, from January 2004 to May 2005 and the Vice President, Operations and Finance, as well as General Counsel of Ontain Corporation, a technology company focused on providing turn-key retail merchant solutions, from January 2000 to December 2004.  Mr. Wenkoff began his career in 1993 as an articled student, and then attorney with Douglas Symes & Brissenden and served in various legal positions, including General Counsel, with Pivotal Corporation from 1997 to 2000.

Ms. Elliott has served as Senior Vice President and Chief Accounting Officer since December 2015.  She joined Dollar General as Senior Vice President and Controller in August 2005. Prior to joining Dollar General, she served as Vice President and Controller of Big Lots, Inc. from May 2001 to August 2005, where she was responsible for accounting operations, financial reporting and internal audit. Prior to serving at Big Lots, she served as Vice President and Controller for Jitney-Jungle Stores of America, Inc. from April 1998 to March 2001. At Jitney-Jungle, Ms. Elliott was responsible for the accounting operations and the internal and external financial reporting functions. Prior to serving at Jitney-Jungle, she practiced public accounting for 12 years, 6 of which were with Ernst & Young LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “DG.” On March 18, 2019, there were approximately 2,556 shareholders of record of our common stock.

Dividends

We resumed the payment of quarterly cash dividends in 2015. Our Board of Directors most recently increased the amount of the quarterly cash dividend to $0.32 beginning with the dividend payable on April 23, 2019. While our Board of Directors currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Issuer Purchases of Equity Securities

The following table contains information regarding purchases of our common stock made during the quarter ended February 1, 2019 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b‑18(a)(3) of the Securities Exchange Act of 1934:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(a)	or Programs(a)
11/03/18-11/30/18	—	$—	—	$706,116,000
12/01/18-12/31/18	3,027,556	$104.04	3,027,556	$391,132,000
01/01/19-02/01/19	407,492	$110.45	407,492	$346,124,000
Total	3,435,048	$104.80	3,435,048	$346,124,000

(a)

On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on March 13, 2019 to increase the repurchase authorization by $1.0 billion, bringing the total value of authorized share repurchases under the program to $7.0 billion. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating information of Dollar General Corporation as of the dates and for the periods indicated. The selected historical statement of income data and statement of cash flows data for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, and balance sheet data as of February 1, 2019 and February 2, 2018, have been derived from our historical audited consolidated financial statements included elsewhere in this report. The selected historical statement of income data and statement of cash flows data for the fiscal years ended January 29, 2016 and January 30, 2015 and balance sheet data as of February 3, 2017, January 29, 2016, and January 30, 2015 presented in this table have been derived from audited consolidated financial statements not included in this report.

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

(Amounts in millions, excluding per share data,	Year Ended
number of stores, selling square feet, and net sales	February 1,	February 2,	February 3,	January 29,	January 30,
per square foot)	2019	2018	2017(1)	2016	2015
Statement of Income Data:
Net sales	$25,625.0	$23,471.0	$21,986.6	$20,368.6	$18,909.6
Cost of goods sold	17,821.2	16,249.6	15,204.0	14,062.5	13,107.1
Gross profit	7,803.9	7,221.4	6,782.6	6,306.1	5,802.5
Selling, general and administrative expenses	5,687.6	5,213.5	4,719.2	4,365.8	4,033.4
Operating profit	2,116.3	2,007.8	2,063.4	1,940.3	1,769.1
Interest expense	99.9	97.0	97.8	86.9	88.2
Other (income) expense	1.0	3.5	—	0.3	—
Income before income taxes	2,015.4	1,907.3	1,965.6	1,853.0	1,680.9
Income tax expense	425.9	368.3	714.5	687.9	615.5
Net income	$1,589.5	$1,539.0	$1,251.1	$1,165.1	$1,065.3
Earnings per share—basic	$5.99	$5.64	$4.45	$3.96	$3.50
Earnings per share—diluted	5.97	5.63	4.43	3.95	3.49
Dividends per share	1.16	1.04	1.00	0.88	—
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$2,143.6	$1,802.1	$1,605.0	$1,391.7	$1,326.9
Investing activities	(731.6)	(645.0)	(550.9)	(503.4)	(371.7)
Financing activities	(1,443.9)	(1,077.6)	(1,024.1)	(1,310.2)	(880.9)
Total capital expenditures	(734.4)	(646.5)	(560.3)	(504.8)	(374.0)
Other Financial and Operating Data:
Same store sales growth(2)	3.2%	2.7%	0.9%	2.8%	2.8%
Same store sales(2)	$23,854.0	$21,871.6	$20,348.1	$19,254.3	$17,818.7
Number of stores included in same store sales calculation	14,283	13,150	12,383	11,706	11,052
Number of stores (at period end)	15,370	14,534	13,320	12,483	11,789
Selling square feet (in thousands at period end)	113,755	107,821	98,943	92,477	87,205
Net sales per square foot(3)	$231	$227	$229	$226	$223
Consumables sales	77.5%	76.9%	76.4%	75.9%	75.7%
Seasonal sales	11.9%	12.1%	12.2%	12.4%	12.4%
Home products sales	5.9%	6.0%	6.2%	6.3%	6.4%
Apparel sales	4.7%	5.0%	5.2%	5.4%	5.5%
Rent expense	$1,159.1	$1,081.5	$942.4	$856.9	$785.2
Balance Sheet Data (at period end):
Cash and cash equivalents and short-term investments	$235.5	$267.4	$187.9	$157.9	$579.8
Total assets	13,204.0	12,516.9	11,672.3	11,257.9	11,208.6
Long-term debt(4)	2,864.7	3,006.0	3,211.5	2,970.6	2,725.1
Total shareholders’ equity	6,417.4	6,125.8	5,406.3	5,377.9	5,710.0

(1)	The fiscal year ended February 3, 2017 was comprised of 53 weeks.

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

Executive Overview

We are among the largest discount retailers in the United States by number of stores, with 15,472 stores located in 44 states as of March 1, 2019, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include the unemployment and underemployment rates, wage growth, fuel prices, changes in U.S. and global trade policy (including price increases from tariffs), and changes to certain government assistance programs, such as the Supplemental Nutrition Assistance Program. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budget, such as rent and healthcare. Finally, significant unseasonable or unusual weather patterns can impact customer shopping behaviors.

We remain committed to the following long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our people as a competitive advantage.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount. As we work to provide everyday low prices and meet our customers’ affordability needs, we remain focused on enhancing our margins through effective category management, inventory shrink reduction initiatives, private brands penetration, distribution and transportation efficiencies (including a test to self-distribute fresh and frozen products, which we call “DG Fresh”), global sourcing, and pricing and markdown optimization. Several of our sales-driving initiatives are also designed to capture growth opportunities and are discussed in more detail below.

Historically, our sales of consumables, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales of non-consumables, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. Throughout 2018, our sales mix continued to shift slightly toward consumables, and, within consumables, slightly toward lower margin departments such as perishables and tobacco. While we expect some sales mix challenges to persist, certain of our initiatives are intended to address these trends, although there can be no assurance we will be successful in reversing them.

We continue to make progress on and invest in certain strategic initiatives that we believe will help drive profitable sales growth and capture long-term growth opportunities. Such opportunities include leveraging existing and developing new digital tools and technology to provide our customers with additional shopping access points and even greater convenience. Following an in-depth analysis, in 2018 we began testing a refreshed approach to our non-consumable product offerings. This non-consumables initiative is a merchandising strategy that offers a new, differentiated and limited assortment that will change throughout the year. As we look to roll out this initiative more broadly in 2019, our goal for this initiative is to continue to improve the shopping experience while delivering exceptional value within key areas of our non-consumable categories. In 2019, we also are testing two initiatives aimed at driving sales and enhancing our position as a low-cost operator, as discussed further below.

Tariffs currently in effect on products from China, as applied to both our direct imports and domestic purchases, did not have a material impact on our financial results in fiscal 2018. The recently postponed increase in tariff rates applicable to products from China, if ultimately implemented, as well as any other future increase in tariff rates or the expansion of products subject to tariffs, may have a more significant impact on our business and on our customers’ budgets. We continue to work to minimize price increases to our customers and to mitigate the potential sales and margin impact of current and potential future tariffs through various merchandising efforts. There can be no assurance we will be successful in our efforts to mitigate these impacts in whole or in part.

To support our other operating priorities, we remain focused on capturing growth opportunities. In 2018, we opened 900 new stores, remodeled 1,050 stores, and relocated 115 stores. For 2019, we plan to open approximately 975 new stores, remodel approximately 1,000 stores, and relocate approximately 100 stores for an approximate total of 2,075 real estate projects.

We continue to innovate within our channel and are able to utilize the most productive of our various store formats based on the specific market opportunity.  We expect that our traditional 7,300 square foot store format will continue to be the primary store layout for new stores, relocations and remodels in 2019. We expect approximately 500 of the planned 1,000 remodels in 2019 to use the higher-cooler-count store format that enables us to offer an increased selection of perishable items. In addition, our smaller format store (less than 6,000 square feet) allows us to capture growth opportunities in metropolitan areas as well as in rural areas with a low number of households. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

To support our new store growth and drive productivity, we continue to make investments in our traditional distribution center network for non-refrigerated merchandise.  Most recently, we began shipping from our distribution center in Longview, Texas in January 2019. In addition, our distribution center in Amsterdam, New York is currently under construction, and we expect to begin shipping from this facility later in 2019.

We have established a position as a low-cost operator, always seeking ways to reduce or control costs that do not affect our customers’ shopping experiences. We plan to continue enhancing this position over time while employing ongoing cost discipline to reduce certain expenses as a percentage of sales. Nonetheless, we seek to maintain flexibility to invest in the business as necessary to enhance our long-term profitability.

In 2019, we will be testing “DG Fresh”, a self-distribution model for fresh and frozen products that is designed to enhance sales, reduce product costs, improve our in-stock position and enhance item assortment; and Fast Track, an initiative aimed at further enhancing our convenience proposition and in-stock position as well as increasing labor productivity within our stores. These and certain other strategic initiatives will require us to incur upfront expenses for which there may not be an immediate return in terms of sales or enhanced profitability.

Certain operating expenses such as wage rates and occupancy costs have continued to increase in recent years. While we expect these increases to persist, certain of our initiatives and plans are intended to help offset these challenges, although there can be no assurance we will be successful in mitigating them.

Our employees are a competitive advantage, and we proactively seek ways to continue investing in them. Our goal is to create an environment that attracts and retains talented personnel, particularly at the store level, because employees who are promoted from within our company generally have longer tenures and are greater contributors to improvements in our financial performance. We believe our investments in compensation and training for our store managers have contributed to improved customer experience scores, higher sales and improved turnover metrics.

To further enhance shareholder return, we repurchased shares of our common stock and paid quarterly cash dividends throughout 2018. In 2019, we intend to continue our share repurchase activity, and to pay quarterly cash dividends, subject to Board discretion and approval.

A continued focus on our four operating priorities as discussed above, coupled with strong cash flow management and share repurchases resulted in solid overall operating and financial performance in 2018 as compared to 2017, as set forth below. Basis points, as referred to below, are equal to 0.01% as a percentage of net sales.

•

Net sales in 2018 increased 9.2% over 2017. Sales in same-stores increased 3.2%, primarily due to an increase in average transaction amount. Average sales per square foot in 2018 were $231 compared to $227 in 2017.

•	Our gross profit rate decreased by 32 basis points due primarily to higher markdowns, a greater proportion of sales of consumables compared to non-consumables, and increased transportation costs.

•	SG&A decreased by 1 basis point and was impacted by reduced repairs and maintenance expenses offset by increases in occupancy costs and depreciation expenses.

•	Operating profit increased 5.4% to $2.12 billion in 2018 compared to $2.01 billion in 2017.

•	The increase in the effective income tax rate to 21.1% in 2018 from 19.3% in 2017 was due primarily to the remeasurement of deferred tax assets and liabilities in 2017 related to tax reform.

•	We reported net income of $1.59 billion, or $5.97 per diluted share, for 2018 compared to net income of $1.54 billion, or $5.63 per diluted share, for 2017.

•

We generated approximately $2.14 billion of cash flows from operating activities in 2018, an increase of 18.9% compared to 2017 as described in detail below. We primarily utilized our cash flows from operating activities to invest in the growth of our business, repurchase our common stock, and pay quarterly cash dividends.

•	Inventory turnover was 4.6 times on a rolling four-quarter basis. Inventories increased 7.3% on a per store basis compared to 2017.

•	We repurchased approximately 9.9 million shares of our outstanding common stock for $1.0 billion.

Readers should refer to the detailed discussion of our operating results below for additional comments on financial performance in the current year as compared with the prior years presented.

Results of Operations

Accounting Periods. The following text contains references to years 2018, 2017, and 2016, which represent fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal years 2018 and 2017 were 52-week accounting periods and fiscal year 2016 was a 53-week accounting period.

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

The following table contains results of operations data for fiscal years 2018, 2017 and 2016, and the dollar and percentage variances among those years.

				2018 vs. 2017		2017 vs. 2016
(amounts in millions, except				Amount	%	Amount	%
per share amounts)	2018	2017	2016	Change	Change	Change	Change
Net sales by category:
Consumables	$19,865.1	$18,054.8	$16,798.9	$1,810.3	10.0%	$1,255.9	7.5%
% of net sales	77.52%	76.92%	76.41%
Seasonal	3,050.3	2,837.3	2,674.3	213.0	7.5	163.0	6.1
% of net sales	11.90%	12.09%	12.16%
Home products	1,506.1	1,400.6	1,373.4	105.4	7.5	27.2	2.0
% of net sales	5.88%	5.97%	6.25%
Apparel	1,203.6	1,178.3	1,140.0	25.4	2.2	38.3	3.4
% of net sales	4.70%	5.02%	5.18%
Net sales	$25,625.0	$23,471.0	$21,986.6	$2,154.1	9.2%	$1,484.4	6.8%
Cost of goods sold	17,821.2	16,249.6	15,204.0	1,571.6	9.7	1,045.6	6.9
% of net sales	69.55%	69.23%	69.15%
Gross profit	7,803.9	7,221.4	6,782.6	582.5	8.1	438.7	6.5
% of net sales	30.45%	30.77%	30.85%
Selling, general and administrative expenses	5,687.6	5,213.5	4,719.2	474.0	9.1	494.4	10.5
% of net sales	22.20%	22.21%	21.46%
Operating profit	2,116.3	2,007.8	2,063.4	108.5	5.4	(55.6)	(2.7)
% of net sales	8.26%	8.55%	9.39%
Interest expense	99.9	97.0	97.8	2.8	2.9	(0.8)	(0.8)
% of net sales	0.39%	0.41%	0.44%
Other (income) expense	1.0	3.5	—	(2.5)	—	3.5	—
% of net sales	0.00%	0.01%	0.00%
Income before income taxes	2,015.4	1,907.3	1,965.6	108.1	5.7	(58.3)	(3.0)
% of net sales	7.87%	8.13%	8.94%
Income tax expense	425.9	368.3	714.5	57.6	15.6	(346.2)	(48.5)
% of net sales	1.66%	1.57%	3.25%
Net income	$1,589.5	$1,539.0	$1,251.1	$50.5	3.3%	$287.8	23.0%
% of net sales	6.20%	6.56%	5.69%
Diluted earnings per share	$5.97	$5.63	$4.43	$0.34	6.0%	$1.20	27.1%

Net Sales. The net sales increase in 2018 reflects a same-store sales increase of 3.2% compared to 2017. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. Changes in same-store sales are calculated based on the comparable calendar weeks in the prior year, and include stores that have been remodeled, expanded or relocated.  In 2018, our 14,283 same-stores accounted for sales of $23.9 billion. The increase in same-store sales primarily reflects an increase in average transaction amount relative to 2017. The increase in average transaction amount was driven by higher average item retail prices and to a lesser extent, an increase in average items per transaction, while customer traffic was essentially unchanged. Same-store sales in 2018 increased in the consumables, seasonal and home products categories, and declined in the apparel category, compared to 2017. Same-store sales results in 2018 for the three non-consumables categories, when aggregated, were positive. The 2018 net sales increase was positively affected by new stores, modestly offset by sales from closed stores.

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

Gross Profit. For 2018, gross profit increased by 8.1%, and as a percentage of net sales decreased by 32 basis points to 30.5% compared to 2017.  Higher markdowns, a greater proportion of sales of consumables, which generally have a lower gross profit rate than our other product categories, and sales of lower margin products comprising a higher proportion of consumables sales, as well as increases in transportation costs and an increased LIFO provision reduced the gross profit rate. These factors were partially offset by an improved rate of inventory shrinkage and higher initial markups on inventory purchases.

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

SG&A. SG&A as a percentage of sales decreased by 1 basis point, rounding to 22.2% in both 2018 and 2017. The 2018 amounts reflect a reduction in repairs and maintenance expenses which were offset by occupancy costs and depreciation expenses, each of which increased at a rate greater than the increase in net sales. The 2018 amounts reflect an increase in hurricane and other disaster-related expenses of approximately $14.3 million compared to 2017. The 2017 amounts include costs of $24.0 million related to the closure of 35 underperforming stores, primarily expenses for remaining lease liabilities.

SG&A as a percentage of sales was 22.2% in 2017 compared to 21.5% in 2016, an increase of 75 basis points. The 2017 amounts reflect increased retail labor expenses, which includes our investment in store manager compensation, increased occupancy costs, and higher incentive compensation, each of which increased at a rate greater than the increase in net sales. Partially offsetting these increased expenses were reduced advertising costs, and costs that increased at a rate less than the increase in net sales, including utilities and waste management costs primarily resulting from our recycling efforts. The 2017 amounts include costs related to the closure of 35 underperforming stores discussed above. The 2017 amounts also reflect an increase in hurricane and other disaster-related expenses of approximately $18.0 million compared to 2016. SG&A as a percentage of sales was favorably impacted in 2016 by increased sales including the 53rd week discussed above, among other factors.

Interest Expense.  Interest expense increased $2.8 million to $99.9 million in 2018 compared to 2017 primarily due to higher average interest rates which was partially offset by a decrease in average debt outstanding.

Interest expense decreased $0.8 million to $97.0 million in 2017 compared to 2016. See the detailed discussion under “Liquidity and Capital Resources” regarding the financing of various long-term obligations.

We had consolidated outstanding variable-rate debt of $373.3 million and $612.5 million as of February 1, 2019 and February 2, 2018, respectively, and the remainder of our outstanding indebtedness as of each of those dates was fixed rate debt.

Other (income) expense. Other (income) expense in 2018 reflects expenses associated with the voluntary prepayment of our senior unsecured term loan facility, and in 2017 reflects expenses associated with the issuance and refinancing of long-term debt.

Income Taxes. The effective income tax rates for 2018, 2017, and 2016 were expenses of 21.1%, 19.3%, and 36.3%, respectively.

Under accounting standards for income taxes, the impact of new tax legislation must be taken into account in the period in which the new legislation is enacted, including the remeasurement of deferred tax assets and liabilities at the tax rates at which such items are expected to reverse in future periods. Subsequent to the signing of the Tax Cuts and Jobs Act (the “Act”), the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows companies to record provisional amounts during a measurement period not to extend beyond one year after the enactment date while the accounting impact is still under analysis. Our 2017 provision for income taxes reflected such estimates due to the changes in income tax law, including a provisional tax benefit of $335 million. The provisional tax benefit consisted of $310.8 million related to the one-time remeasurement of the federal portion of our deferred tax assets and liabilities at the 21% rate and $24.2 million related to the reduced statutory tax rate of 33.7%, compared to 35% in prior years. We concluded our analysis of the accounting impact of the Act pursuant to SAB 118 and recorded immaterial adjustments related to our 2017 provision for income taxes in 2018.

The effective income tax rate for 2018 was 21.1% compared to a rate of 19.3% for 2017 which represents a net increase of 1.8 percentage points. The effective income tax rate was higher in 2018 primarily due to the one-time remeasurement of the deferred tax assets and liabilities at 21% in 2017, which was offset by the reduction in the current federal tax rate from 33.7% in 2017 to 21% in 2018.

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

Effects of Inflation

In 2018, we experienced increases in certain product costs due in part to tariffs on certain items imported from China. We experienced minimal overall commodity cost inflation or deflation in 2017. In 2016, we experienced product cost deflation reflecting reductions in commodity costs primarily related to food products.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

During the past three years, we have generated an aggregate of approximately $5.6 billion in cash flows from operating activities and incurred approximately $1.9 billion in capital expenditures. During that period, we expanded the number of stores we operate by 2,887, representing growth of approximately 23%, and we remodeled or relocated 2,835 stores, or approximately 23% of the stores we operated as of the beginning of the period. In 2019, we intend to continue our current strategy of pursuing store growth, remodels and relocations.

At February 1, 2019, we had a $1.25 billion unsecured revolving credit agreement (the “Revolving Facility”), $2.5 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability of up to $1.0 billion. At February 1, 2019, we had total consolidated outstanding debt (including the current portion of long-term obligations) of $2.9 billion, which includes commercial paper borrowings (“CP Notes”) and senior notes, all of which are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described below. The information contained in Note 4 to the consolidated financial statements contained in Part II, Item 8 of this report is incorporated herein by reference.

We believe our cash flow from operations, and our existing cash balances, combined with availability under the Revolving Facility, CP Notes and access to the debt markets, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending and anticipated dividend payments for a period that includes the next twelve months as well as the next several years.  However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control.  Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

For fiscal 2019, we anticipate potential combined borrowings under the Revolving Facility and CP Notes to be a maximum of approximately $800 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Revolving Credit Facility

On February 22, 2017, we entered into the Revolving Facility of which up to $175.0 million is available for the issuance of letters of credit and which is scheduled to mature on February 22, 2022.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of February 1, 2019 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of February 1, 2019, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of February 1, 2019, we were in compliance with all such covenants.  The Revolving Facility also contains customary events of default.

As of February 1, 2019, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $7.6 million, and borrowing availability of $1.2 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $689.5 million at February 1, 2019. In addition, as of February 1, 2019 we had outstanding letters of credit of $32.9 million which were issued pursuant to separate agreements.

Commercial Paper

As of February 1, 2019, our consolidated balance sheet reflected outstanding unsecured CP Notes of $366.9 million classified as long-term obligations due to our intent and ability to refinance these obligations as long-term debt. An additional $186.0 million of outstanding CP Notes were held by a wholly-owned subsidiary and are therefore not reflected on the consolidated balance sheet.  Under this program, we may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness.  We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.  As of February 1, 2019, the consolidated outstanding CP Notes had a weighted average borrowing rate of 2.7%.

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

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of February 1, 2019 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$2,873,260	$367,425	$1,135	$901,245	$1,603,455
Capital lease obligations	10,977	1,425	2,736	1,964	4,852
Interest(a)	658,016	104,549	188,700	165,256	199,511
Self-insurance liabilities(b)	237,762	107,530	84,780	30,090	15,362
Operating lease obligations(c)	9,846,283	1,185,608	2,209,060	1,933,113	4,518,502
Subtotal	$13,626,298	$1,766,537	$2,486,411	$3,031,668	$6,341,682

	Commitments Expiring by Period
Commercial commitments(d)	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Letters of credit	$11,642	$11,642	$—	$—	$—
Purchase obligations(e)	1,006,783	1,006,783	—	—	—
Subtotal	$1,018,425	$1,018,425	$—	$—	$—
Total contractual obligations and commercial commitments(f)	$14,644,723	$2,784,962	$2,486,411	$3,031,668	$6,341,682

(a)

Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, using 2018 year end rates and balances. Variable rate long-term debt includes the Revolving Facility (although such facility had a balance of zero as of February 1, 2019), the CP Notes (which had a balance of $366.9 million as of February 1, 2019, which amount is net of $186 million held by a wholly-owned subsidiary), and the balance of an outstanding tax increment financing of $6.4 million.

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

(f)

We have potential payment obligations associated with uncertain tax positions that are not reflected in these totals. We are currently unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities for the $6.7 million of reserves for uncertain tax positions.

Share Repurchase Program

Our existing common stock repurchase program had a total remaining authorization of approximately $346 million at February 1, 2019. Our Board of Directors increased by $1.0 billion the authorization available under this common stock repurchase program on March 13, 2019. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more detail about our share repurchase program, see Note 10 to the consolidated financial statements.

Other Considerations

On March 13, 2019, the Board of Directors declared a quarterly cash dividend of $0.32 per share which is payable on or before April 23, 2019 to shareholders of record of our common stock on April 9, 2019. We paid quarterly cash dividends of $0.29 per share in 2018. Although the Board currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other factors, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant in its sole discretion.

Our inventory balance represented approximately 53% of our total assets exclusive of goodwill and other intangible assets as of February 1, 2019. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

As described in Note 6 to the consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity.

Cash Flows

Cash flows from operating activities. Cash flows from operating activities were $2.1 billion in 2018, which represents a $341.4 million increase compared to 2017. Changes in accounts payable resulted in a $375.2 million increase in 2018 compared to a $427.9 million increase in 2017, due primarily to the timing of receipts and payments which was partially impacted by certain changes in payment terms. In addition, net income increased by $50.5 million in 2018 over 2017. These items were offset by changes in merchandise inventories which resulted in a $521.3 million decrease in 2018 as compared to a decrease of $348.4 million in 2017. Changes in income taxes in 2018 compared to 2017 are primarily due to the reduction in the federal income tax rate to 21% from 35% and the timing of payments for income taxes.

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

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 14% in 2018, by 11% in 2017 and by 6% in 2016. Inventory levels in the consumables category increased by $320.9 million, or 14%, in 2018, by $322.9 million, or 16%, in 2017, and by $54.5 million, or 3% in 2016. The seasonal category increased by $108.4 million, or 17%, in 2018, by $14.9 million, or 2%, in 2017, and by $79.5 million, or 15%, in 2016. The home products category increased by $24.0 million, or 7%, in 2018, by $10.6 million, or 3%, in 2017, and by $40.8 million, or 14%, in 2016. The apparel category increased by $34.7 million, or 10%, in 2018, by $1.9 million, or 1%, in 2017, and by $9.9 million, or 3%, in 2016.

Cash flows from investing activities. Significant components of property and equipment purchases in 2018 included the following approximate amounts: $289 million for improvements, upgrades, remodels and relocations of existing stores; $242 million for distribution and transportation-related projects; $138 million for new leased stores, primarily for leasehold improvements, fixtures and equipment; and $47 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During 2018, we opened 900 new stores and remodeled or relocated 1,165 stores.

Significant components of property and equipment purchases in 2017 included the following approximate amounts: $231 million for improvements, upgrades, remodels and relocations of existing stores; $203 million for new leased stores, primarily for leasehold improvements, fixtures and equipment; $176 million for distribution and transportation-related projects; and $30 million for information systems upgrades and technology-related projects. During 2017, we opened 1,315 new stores and remodeled or relocated 764 stores.

Significant components of property and equipment purchases in 2016 included the following approximate amounts: $201 million for distribution and transportation-related projects; $168 million for improvements, upgrades, remodels and relocations of existing stores; $120 million for new leased stores, primarily for leasehold improvements, fixtures and equipment; $38 million for stores purchased or built by us; and $26 million for information systems upgrades and technology-related projects. During 2016, we opened 900 new stores and remodeled or relocated 906 stores.

Capital expenditures during 2019 are projected to be in the range of $775 million to $825 million. We anticipate funding 2019 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional senior notes or CP Notes. We plan to continue to invest in store growth and development of approximately 975 new stores and approximately 1,100 stores to be remodeled or relocated. Capital expenditures in 2019 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. In 2018, we had net proceeds from the issuance of the 2028 Senior Notes of $499.5 million, redeemed the 2018 Senior Notes for $400.0 million, and made a principal payment on the Term Facility of $175.0 million. We had a net decrease in consolidated commercial paper borrowings in 2018 of $63.3 million and had no borrowings or repayments under the Revolving Facility. We repurchased 9.9 million outstanding shares of our common stock in 2018 at a total cost of $1.0 billion, and paid cash dividends of $306.5 million.

In 2017, we had net proceeds from the issuance of the 2027 Senior Notes of $599.6 million, redeemed the 2017 Senior Notes for $500.0 million, and made a principal payment on the Term Facility of $250.0 million. We had a net decrease in consolidated commercial paper borrowings in 2017 of $60.3 million and had no borrowings or repayments under the Revolving Facility. We repurchased 7.1 million outstanding shares of our common stock in 2017 at a total cost of $579.7 million, and paid cash dividends of $282.9 million.

In 2016, we had net commercial paper borrowings of $490.5 million and net repayments under the Revolving Facility of $251.0 million. We repurchased 12.4 million outstanding shares of our common stock at a total cost of $1.0 billion, and paid cash dividends of $281.1 million.

Accounting Standards

In February 2016, the FASB issued new guidance related to lease accounting, which requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. In July 2018, the FASB issued additional guidance which allows companies to record the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption, which we will apply. We formed a project team to assess and implement the standard and an executive steering committee to provide oversight. The project team has completed its internal evaluation of existing contractual arrangements for embedded leases, has successfully tested computations in our lease administration system, and has developed a process to compute the rates to discount the lease liabilities as required by the standard. In addition, the project team has identified and implemented new processes and controls to ensure compliance with the new standard, and has evaluated and documented our accounting conclusions related to the new standard. We will utilize transition practical expedients under which we will not be required to reassess (i) whether expired or existing contracts are or contain leases as defined by the new standard, (ii) the classification of such leases, and (iii) whether previously capitalized initial direct costs would qualify for capitalization under the new standard. We have identified our store leases as the area in which we will be most affected by the new guidance, and the most significant impact that adoption will have on our consolidated financial statements is to our consolidated balance sheet. We expect to record consolidated right of use assets and consolidated lease liabilities of approximately $8.0 billion each upon transition to the new guidance.

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

Factors considered in the determination of markdowns include current and anticipated demand based on changes in competitors’ practices, consumer preferences, consumer spending, significant weather events and unseasonable weather patterns. Certain of these factors are outside of our control and may result in greater than estimated markdowns to entice consumer purchases of excess inventory. The amount and timing of markdowns may vary significantly from year to year.

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

Our most recent evaluation of our goodwill and indefinite lived trade name intangible assets was completed during the third quarter of 2018. No indicators of impairment were evident and no assessment of or adjustment to these assets was required. We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future impairment charges.

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

Interest Rate Risk

We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Our principal interest rate exposure relates to outstanding amounts under our unsecured revolving credit facility as well as our commercial paper program. As of February 1, 2019, we had consolidated borrowings of $366.9 million under our commercial paper program and no borrowings outstanding under our Revolving Facility. In order to mitigate a portion of the variable rate interest exposure under the credit facilities, in prior years we have entered into various interest rate swaps. As of February 1, 2019, no such interest rate swaps were outstanding and, as a result, we are exposed to fluctuations in variable interest rates under the Revolving Facility and our commercial paper program. For a detailed discussion of our Revolving Facility and our commercial paper program, see Note 4 to the consolidated financial statements.

A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows. Based on our variable rate borrowing levels as of February 1, 2019 and February 2, 2018, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $3.7 million in 2018 and $6.1 million in 2017.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries (the Company) as of February 1, 2019 and February 2, 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended February 1, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2019 and February 2, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 22, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Nashville, Tennessee

March 22, 2019

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 1,	February 2,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$235,487	$267,441
Merchandise inventories	4,097,004	3,609,025
Income taxes receivable	57,804	108,265
Prepaid expenses and other current assets	272,725	263,121
Total current assets	4,663,020	4,247,852
Net property and equipment	2,970,806	2,701,282
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,217	1,200,428
Other assets, net	31,406	28,760
Total assets	$13,204,038	$12,516,911
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,950	$401,345
Accounts payable	2,385,469	2,009,771
Accrued expenses and other	618,405	549,658
Income taxes payable	10,033	4,104
Total current liabilities	3,015,857	2,964,878
Long-term obligations	2,862,740	2,604,613
Deferred income taxes	609,687	515,702
Other liabilities	298,361	305,944
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 259,511 and 268,733 shares issued and outstanding at February 1, 2019 and February 2, 2018, respectively	227,072	235,141
Additional paid-in capital	3,252,421	3,196,462
Retained earnings	2,941,107	2,698,352
Accumulated other comprehensive loss	(3,207)	(4,181)
Total shareholders’ equity	6,417,393	6,125,774
Total liabilities and shareholders' equity	$13,204,038	$12,516,911

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	February 1,	February 2,	February 3,
	2019	2018	2017
Net sales	$25,625,043	$23,470,967	$21,986,598
Cost of goods sold	17,821,173	16,249,608	15,203,960
Gross profit	7,803,870	7,221,359	6,782,638
Selling, general and administrative expenses	5,687,564	5,213,541	4,719,189
Operating profit	2,116,306	2,007,818	2,063,449
Interest expense	99,871	97,036	97,821
Other (income) expense	1,019	3,502	—
Income before income taxes	2,015,416	1,907,280	1,965,628
Income tax expense	425,944	368,320	714,495
Net income	$1,589,472	$1,538,960	$1,251,133
Earnings per share:
Basic	$5.99	$5.64	$4.45
Diluted	$5.97	$5.63	$4.43
Weighted average shares outstanding:
Basic	265,155	272,751	281,317
Diluted	266,105	273,362	282,261

Dividends per share	$1.16	$1.04	$1.00

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	February 1,	February 2,	February 3,
	2019	2018	2017
Net income	$1,589,472	$1,538,960	$1,251,133
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $344, $509 and $527, respectively	974	809	817
Comprehensive income	$1,590,446	$1,539,769	$1,251,950

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, January 29, 2016	286,694	$250,855	$3,107,283	$2,025,545	$(5,807)	$5,377,876
Net income	—	—	—	1,251,133	—	1,251,133
Dividends paid, $1.00 per common share	—	—	—	(281,147)	—	(281,147)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	817	817
Share-based compensation expense	—	—	36,967	—	—	36,967
Repurchases of common stock	(12,354)	(10,810)	—	(979,664)	—	(990,474)
Other equity and related transactions	872	766	10,356	—	—	11,122
Balances, February 3, 2017	275,212	$240,811	$3,154,606	$2,015,867	$(4,990)	$5,406,294
Net income	—	—	—	1,538,960	—	1,538,960
Dividends paid, $1.04 per common share	—	—	—	(282,941)	—	(282,941)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	809	809
Share-based compensation expense	—	—	34,323	—	—	34,323
Repurchases of common stock	(7,060)	(6,178)	—	(573,534)	—	(579,712)
Other equity and related transactions	581	508	7,533	—	—	8,041
Balances, February 2, 2018	268,733	$235,141	$3,196,462	$2,698,352	$(4,181)	$6,125,774
Net income	—	—	—	1,589,472	—	1,589,472
Dividends paid, $1.16 per common share	—	—	—	(306,562)	—	(306,562)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	974	974
Share-based compensation expense	—	—	40,879	—	—	40,879
Repurchases of common stock	(9,891)	(8,655)	—	(998,839)	—	(1,007,494)
Transition adjustment upon adoption of accounting standard (see Note 1)	—	—	—	(41,316)	—	(41,316)
Other equity and related transactions	669	586	15,080	—	—	15,666
Balances, February 1, 2019	259,511	$227,072	$3,252,421	$2,941,107	$(3,207)	$6,417,393

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	February 1,	February 2,	February 3,
	2019	2018	2017
Cash flows from operating activities:
Net income	$1,589,472	$1,538,960	$1,251,133
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	454,134	404,231	379,931
Deferred income taxes	52,325	(137,648)	12,359
Loss on debt retirement	1,019	3,502	—
Noncash share-based compensation	40,879	34,323	36,967
Other noncash (gains) and losses	41,851	11,088	(3,625)
Change in operating assets and liabilities:
Merchandise inventories	(521,342)	(348,363)	(171,908)
Prepaid expenses and other current assets	(12,097)	(49,406)	(25,046)
Accounts payable	375,214	427,911	56,477
Accrued expenses and other liabilities	65,857	75,647	42,937
Income taxes	56,390	(156,504)	26,316
Other	(152)	(1,633)	(500)
Net cash provided by (used in) operating activities	2,143,550	1,802,108	1,605,041
Cash flows from investing activities:
Purchases of property and equipment	(734,380)	(646,456)	(560,296)
Proceeds from sales of property and equipment	2,777	1,428	9,360
Net cash provided by (used in) investing activities	(731,603)	(645,028)	(550,936)
Cash flows from financing activities:
Issuance of long-term obligations	499,495	599,556	—
Repayments of long-term obligations	(577,321)	(752,676)	(3,138)
Net increase (decrease) in commercial paper outstanding	(63,300)	(60,300)	490,500
Borrowings under revolving credit facilities	—	—	1,584,000
Repayments of borrowings under revolving credit facilities	—	—	(1,835,000)
Costs associated with issuance and retirement of debt	(4,384)	(9,524)	—
Repurchases of common stock	(1,007,494)	(579,712)	(990,474)
Payments of cash dividends	(306,523)	(282,931)	(281,135)
Other equity and related transactions	15,626	8,033	11,110
Net cash provided by (used in) financing activities	(1,443,901)	(1,077,554)	(1,024,137)
Net increase (decrease) in cash and cash equivalents	(31,954)	79,526	29,968
Cash and cash equivalents, beginning of period	267,441	187,915	157,947
Cash and cash equivalents, end of period	$235,487	$267,441	$187,915
Supplemental cash flow information:
Cash paid for:
Interest	$98,012	$88,749	$92,952
Income taxes	$313,457	$660,510	$679,633
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$63,662	$63,178	$38,914

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2018, 2017, and 2016, which represent fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively. The Company’s 2018 and 2017 accounting periods were comprised of 52-weeks, while 2016 was a 53-week accounting period. The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

The Company sells general merchandise on a retail basis through 15,370 stores (as of February 1, 2019) in 44 states with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. The Company owns distribution centers for non-refrigerated merchandise (“DCs”) in Scottsville, Kentucky; South Boston, Virginia; Alachua, Florida; Zanesville, Ohio; Jonesville, South Carolina; Marion, Indiana; Bessemer, Alabama; Bethel, Pennsylvania; San Antonio, Texas; Janesville, Wisconsin; Jackson, Georgia, and Longview, Texas, and leases DCs in Ardmore, Oklahoma; Fulton, Missouri; Indianola, Mississippi; and Lebec, California. The Company also owns a cold storage and distribution facility in Pottsville, Pennsylvania.

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

Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $99.5 million and $90.4 million at February 1, 2019 and February 2, 2018, respectively.

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

The excess of current cost over LIFO cost was approximately $103.7 million and $78.5 million at February 1, 2019 and February 2, 2018, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision (benefit) of $25.2 million in 2018, $(2.2) million in 2017, and $(12.2) million in 2016, which is included in cost of goods sold in the consolidated statements of income.

The Company purchases its merchandise from a wide variety of suppliers. The Company’s three largest suppliers each accounted for approximately 8% of the Company’s purchases in 2018.

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

	Depreciable			February 1,	February 2,
(In thousands)	Life			2019	2018
Land	Indefinite			$214,632	$212,033
Land improvements			20	85,093	79,597
Buildings	39	-	40	1,219,852	1,116,872
Leasehold improvements			(a)	583,531	507,894
Furniture, fixtures and equipment	3	-	10	3,298,594	3,186,406
Construction in progress				117,275	72,490
				5,518,977	5,175,292
Less accumulated depreciation and amortization				2,548,171	2,474,010
Net property and equipment				$2,970,806	$2,701,282

(a)	Amortized over the lesser of the life of the applicable lease term or the estimated useful life of the asset.

Depreciation expense related to property and equipment was approximately $454.1 million, $403.3 million and $378.3 million for 2018, 2017 and 2016, respectively. Amortization of capital lease assets is included in depreciation expense. Interest on borrowed funds during the construction of property and equipment is capitalized where applicable. Interest costs of $3.7 million, $2.0 million, and $1.4 million were capitalized in 2018, 2017 and 2016, respectively.

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

The Company recorded impairment charges included in SG&A expense of approximately $4.1 million in 2018, $7.8 million in 2017 and $6.3 million in 2016, to reduce the carrying value of certain of its stores’ assets. Such action was deemed necessary based on the Company’s evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in the carrying value of the assets exceeding the estimated undiscounted future cash flows generated by the assets at these locations.

Goodwill and other intangible assets

If not deemed indefinite, the Company amortizes intangible assets over their estimated useful lives. Goodwill and intangible assets with indefinite lives are tested for impairment annually or more frequently if indicators of impairment are present. Definite lived intangible assets are tested for impairment if indicators of impairment are present. Impaired assets are written down to fair value as required. No impairment of intangible assets has been identified during any of the periods presented.

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

The Company’s goodwill balance has an indefinite life and is not expected to be deductible for tax purposes. Substantially all of the Company’s other intangible assets are trade names and trademarks which have an indefinite life.

Other assets

Noncurrent Other assets consist primarily of qualifying prepaid expenses for maintenance, beer and wine licenses, and utility, security and other deposits.

Accrued expenses and other liabilities

Accrued expenses and other consist of the following:

	February 1,	February 2,
(In thousands)	2019	2018
Compensation and benefits	$121,375	$118,755
Self-insurance reserves	107,380	96,277
Taxes (other than taxes on income)	183,941	164,451
Other	205,709	170,175
	$618,405	$549,658

Included in other accrued expenses are liabilities for freight expense, interest, utilities, and maintenance.

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

Operating leases and related liabilities

Rent expense is recognized over the term of the lease. The Company records minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to the store opening to make leasehold improvements if necessary and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease. The difference between the calculated expense and the amounts paid result in a liability classified in other long-term liabilities in the consolidated balance sheets, and totaled approximately $70.1 million and $65.9 million at February 1, 2019 and February 2, 2018, respectively.

The Company recognizes contingent rental expense when the achievement of specified sales targets is considered probable. The amount expensed but not paid as of February 1, 2019 and February 2, 2018 was approximately $2.4 million and $2.7 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets.

Other liabilities

Noncurrent Other liabilities consist of the following:

	February 1,	February 2,
(In thousands)	2019	2018
Self-insurance reserves	$130,022	$134,256
Deferred rent	70,139	65,856
Deferred gain on sale leaseback	40,303	44,781
Other	57,897	61,051
	$298,361	$305,944

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

The Company recognizes gift card sales revenue at the time of redemption. The liability for gift cards is established for the cash value at the time of purchase of the gift card. The liability for outstanding gift cards was approximately $5.2 million and $4.2 million at February 1, 2019 and February 2, 2018, respectively, and is recorded in Accrued expenses and other liabilities. Estimated breakage revenue, a percentage of gift cards that will never be redeemed based on historical redemption rates, is recognized over time in proportion to actual gift card redemptions. The Company recorded breakage revenue of $0.8 million, $0.6 million and $0.5 million in 2018, 2017 and 2016, respectively.

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected in SG&A expenses net of earned cooperative advertising amounts provided by vendors which are specific, incremental and otherwise qualifying expenses related to the promotion or sale of vendor products for dollar amounts up to but not exceeding actual incremental costs. Advertising costs were $70.5 million, $68.8 million and $82.7 million in 2018, 2017 and 2016, respectively. These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, in-store signage, and costs associated with the sponsorships of certain automobile racing activities in 2016. Vendor funding for cooperative advertising offset reported expenses by $35.0 million, $33.8 million and $35.9 million in 2018, 2017 and 2016, respectively.

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

In February 2016, the FASB issued new guidance related to lease accounting, which requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. In July 2018, the FASB issued additional guidance which allows companies to record the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption, which the Company intends to apply. The Company will adopt the new standard effective February 2, 2019.  The Company formed a project team to assess and implement the standard and an executive steering committee to provide oversight. The project team has completed its internal evaluation of existing contractual arrangements for embedded leases, has successfully tested computations in the Company’s lease administration system, and has developed a process to compute the rates to discount the lease liabilities as required by the standard. In addition, the project team has identified and implemented new processes and controls to ensure compliance with the new standard, and has evaluated and documented the Company’s accounting conclusions related to the new standard. The Company will utilize transition practical expedients under which the Company will not be required to reassess (i) whether expired or existing contracts are or contain leases as defined by the new standard, (ii) the classification of such leases, and (iii) whether previously capitalized initial direct costs would qualify for capitalization under the new standard. The Company has identified its store leases as the area in which it will be most affected by the new guidance, and the most significant impact that adoption will have on the Company’s consolidated financial statements is to its consolidated balance sheet. The Company expects to record consolidated right of use assets and consolidated lease liabilities of approximately $8.0 billion each upon transition to the new guidance.

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

2. Earnings per share

Earnings per share is computed as follows (in thousands except per share data):

	2018
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,589,472	265,155	$5.99
Effect of dilutive share-based awards		950
Diluted earnings per share	$1,589,472	266,105	$5.97

	2017
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,538,960	272,751	$5.64
Effect of dilutive share-based awards		611
Diluted earnings per share	$1,538,960	273,362	$5.63

	2016
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,251,133	281,317	$4.45
Effect of dilutive share-based awards		944
Diluted earnings per share	$1,251,133	282,261	$4.43

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 0.8 million, 2.1 million and 1.7 million in 2018, 2017 and 2016, respectively.

3. Income taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2018	2017	2016
Current:
Federal	$320,361	$426,933	$613,009
Foreign	159	105	135
State	53,091	79,011	88,990
	373,611	506,049	702,134
Deferred:
Federal	48,262	(159,728)	11,053
Foreign	(38)	(22)	—
State	4,109	22,021	1,308
	52,333	(137,729)	12,361
	$425,944	$368,320	$714,495

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2018		2017		2016
U.S. federal statutory rate on earnings before income taxes	$423,237	21.0%	$643,326	33.7%	$687,969	35.0%
Impact of tax rate changes	(12,222)	(0.6)	(310,756)	(16.3)	—	—
State income taxes, net of federal income tax benefit	44,584	2.2	61,201	3.2	60,168	3.1
Jobs credits, net of federal income taxes	(27,506)	(1.4)	(26,759)	(1.4)	(18,952)	(1.0)
Increase (decrease) in valuation allowances, net of federal taxes	—	—	4,435	0.2	(1,474)	(0.1)
Stock-based compensation programs	(3,682)	(0.2)	(2,227)	(0.1)	(9,915)	(0.5)
Increase (decrease) in income tax reserves	3,952	0.2	(1,837)	(0.1)	(2,161)	(0.1)
Other, net	(2,419)	(0.1)	937	0.1	(1,140)	(0.1)
	$425,944	21.1%	$368,320	19.3%	$714,495	36.3%

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

Under accounting standards for income taxes, the impact of new tax legislation must be taken into account in the period in which the new legislation is enacted, including the remeasurement of deferred tax assets and liabilities at the tax rates that such items are expected to reverse in future periods. Subsequent to the Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), allowing companies to record provisional amounts during a measurement period not to exceed one year after the enactment date while the accounting impact remains under analysis. The Company’s 2017 provision for income taxes reflected such estimates due to the changes in income tax law, including a provisional tax benefit of $335 million. The provisional tax benefit consisted of $310.8 million related to the one-time remeasurement of the federal portion of the Company’s deferred tax assets and liabilities at the 21% rate and $24.2 million related to the reduced statutory tax rate of 33.7%, compared to 35% in prior years. The Company concluded its analysis of the accounting impact of the Act pursuant to SAB 118 and recorded immaterial adjustments related to its 2017 provision for income taxes in 2018.

The effective income tax rate for 2018 was 21.1% compared to a rate of 19.3% for 2017 which represents a net increase of 1.8 percentage points. The effective income tax rate was higher in 2018 primarily due to the one-time remeasurement of the deferred tax assets and liabilities at 21% in 2017, which was offset by the reduction in the current federal tax rate from 33.7% in 2017 to 21% in 2018.

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

The 2016 effective tax rate was an expense of 36.3%. This expense was greater than the federal statutory tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The effective income tax rate was lower in 2016 as compared to 2015 due principally to the adoption of a change in accounting guidance related to employee share-based payments, requiring the recognition of excess tax benefits in the statement of income rather than in the balance sheet, as reported in prior years.

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 1,	February 2,
(In thousands)	2019	2018
Deferred tax assets:
Deferred compensation expense	$6,490	$6,522
Accrued expenses	3,278	3,324
Accrued rent	22,668	23,418
Accrued insurance	6,869	8,630
Accrued incentive compensation	15,219	6,394
Share based compensation	15,713	13,442
Interest rate hedges	1,421	1,765
Tax benefit of income tax and interest reserves related to uncertain tax positions	472	365
Deferred gain on sale-leaseback	11,649	12,847
Other	3,942	3,900
State tax net operating loss carry forwards, net of federal tax	598	602
State tax credit carry forwards, net of federal tax	8,245	8,350
	96,564	89,559
Less valuation allowances, net of federal income taxes	(4,433)	(4,435)
Total deferred tax assets	92,131	85,124
Deferred tax liabilities:
Property and equipment	(322,575)	(255,215)
Inventories	(56,221)	(46,244)
Trademarks	(308,793)	(269,820)
Prepaid insurance	(12,639)	(22,875)
Other	(1,590)	(6,672)
Total deferred tax liabilities	(701,818)	(600,826)
Net deferred tax liabilities	$(609,687)	$(515,702)

The Company has state tax credit carryforwards of approximately $8.2 million that will expire beginning in 2022 through 2028 and the Company has approximately $17.2 million of state apportioned net operating loss carryforwards, which will begin to expire in 2033 and will continue through 2039.

The Company established a valuation allowance for the state tax credit carryforwards, in the amount of $4.4 million (net of federal benefit) increasing income tax expense in 2017. In 2018, management continues to believe that results from operations will not generate sufficient taxable income to realize certain state tax credits before they expire. In 2016, the Company reversed all of the previously recorded valuation allowance for state tax credit carryforwards in the amount of $1.5 million, which was recorded as a reduction in income tax expense.

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

As of February 1, 2019, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $5.0 million, $0.8 million and $0.9 million, respectively, for a total of $6.7 million. This total amount is reflected in noncurrent Other liabilities in the consolidated balance sheet.

As of February 2, 2018, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $1.0 million, $0.7 million and $0.8 million, respectively, for a total of $2.5 million. This total amount is reflected in noncurrent Other liabilities in the consolidated balance sheet.

The Company’s reserve for uncertain tax positions will not be reduced in the coming twelve months as a result of expiring statutes of limitations. As of February 1, 2019, approximately $5.0 million of the uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The amounts associated with uncertain tax positions included in income tax expense consists of the following:

(In thousands)	2018	2017	2016
Income tax expense (benefit)	$3,919	$(2,076)	$(3,795)
Income tax related interest expense (benefit)	133	(123)	(31)
Income tax related penalty expense (benefit)	33	(9)	50

A reconciliation of the uncertain income tax positions from January 29, 2016 through February 1, 2019 is as follows:

(In thousands)	2018	2017	2016
Beginning balance	$1,041	$3,117	$6,964
Increases—tax positions taken in the current year	95	66	41
Increases—tax positions taken in prior years	3,914	27	52
Decreases—tax positions taken in prior years	—	—	(1,435)
Statute expirations	—	(2,169)	(2,453)
Settlements	(90)	—	(52)
Ending balance	$4,960	$1,041	$3,117

4. Current and long-term obligations

Consolidated current and long-term obligations consist of the following:

	February 1,	February 2,
(In thousands)	2019	2018
Senior unsecured credit facilities
Term Facility	$—	$175,000
Revolving Facility	—	—
1.875% Senior Notes due April 15, 2018 (net of discount of $16)	—	399,984
3.250% Senior Notes due April 15, 2023 (net of discount of $1,084 and $1,322)	898,916	898,678
4.150% Senior Notes due November 1, 2025 (net of discount of $562 and $632)	499,438	499,368
3.875% Senior Notes due April 15, 2027 (net of discount of $375 and $413)	599,625	599,587
4.125% Senior Notes due May 1, 2028 (net of discount of $471)	499,529	—
Unsecured commercial paper notes	366,900	430,200
Capital lease obligations	10,977	12,321
Tax increment financing due February 1, 2035	6,360	7,335
Debt issuance costs, net	(17,055)	(16,515)
	2,864,690	3,005,958
Less: current portion	(1,950)	(401,345)
Long-term portion	$2,862,740	$2,604,613

At February 1, 2019, the Company’s maintained a $1.25 billion senior unsecured revolving credit facility (the “Revolving Facility”) that provides for the issuance of letters of credit up to $175.0 million and is scheduled to mature on February 22, 2022.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of February 1, 2019 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility.  As of February 1, 2019, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 1, 2019, the Company was in compliance with all such covenants.  The Revolving Facility also contains customary events of default.

On June 11, 2018, the Company voluntarily prepaid the entire $175.0 million outstanding balance of its senior unsecured term loan facility and recognized an associated loss of $1.0 million which is reflected in Other (income) expense in the consolidated statement of income for the year ended February 1, 2019. As of February 1, 2019, the Company had no outstanding borrowings, outstanding letters of credit of $7.6 million, and borrowing availability of $1.2 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $689.5 million. In addition, the Company had outstanding letters of credit of $32.9 million which were issued pursuant to separate agreements.

As of February 1, 2019, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of February 1, 2019, the Company’s consolidated balance sheet reflected outstanding CP notes of $366.9 million, which were classified as long-term obligations due to the Company’s intent and ability to refinance these obligations as long-term debt. An additional $186.0 million of outstanding CP Notes were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the consolidated balance sheet. As of February 1, 2019, the outstanding CP Notes had a weighted average borrowing rate of 2.7%.

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

Collectively, the 2028 Senior Notes, the 2027 Senior Notes and the Company’s other Senior Notes due 2023 and 2025 as reflected in the table above comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). The Company may redeem some or all of its Senior Notes at any time at redemption prices set forth in the Senior Indenture. Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

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

Scheduled debt maturities at February 1, 2019, including capital lease obligations, for the Company’s fiscal years listed below are as follows (in thousands): 2019 - $368,850; 2020 - $1,958; 2021 - $1,913; 2022 - $1,791; 2023 - $901,418; thereafter - $1,608,307.

5. Assets and liabilities measured at fair value

The following table presents the Company’s assets and liabilities required to be measured at fair value as of February 1, 2019, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	February 1,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2019
Liabilities:
Long-term obligations (a)	$2,480,044	$384,236	$—	$2,864,280
Deferred compensation (b)	24,896	—	—	24,896

(a)	Included in the consolidated balance sheet at book value as Current portion of long-term obligations of $1,950 and Long-term obligations of $2,862,740.
(b)	Reflected at fair value in the consolidated balance sheet as a component of Accrued expenses and other current liabilities of $2,043 and a component of noncurrent Other liabilities of $22,853.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of February 1, 2019.

6. Commitments and contingencies

Leases

As of February 1, 2019, the Company was committed under operating lease agreements for most of its retail stores. Many of the Company’s stores are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of up to 15 years with multiple renewal options. The Company also has stores subject to shorter-term leases and many of these leases have renewal options. Certain of the Company’s leased stores have provisions for contingent rent based upon a specified percentage of defined sales volume.

The land and buildings of the Company’s DCs in Missouri, Mississippi and California are subject to operating lease agreements and the leased DC in Oklahoma is subject to a financing arrangement. Certain leases contain restrictive covenants, and as of February 1, 2019, the Company is not aware of any material violations of such covenants.

The Company is accounting for its DC in Oklahoma as a financing obligation as a result of, among other things, the lessor’s ability to put the property back to the Company under certain circumstances. The property and equipment, along with the related lease obligation associated with this transaction are recorded in the consolidated balance sheets. The Company is the owner of a secured promissory note (the “Ardmore Note”) which represents debt issued by the third party entity from which the Company leases the DC in Oklahoma and therefore the Company holds the debt instrument pertaining to its lease financing obligation. Because a legal right of offset exists, the Company is accounting for the Ardmore Note as a reduction of its outstanding financing obligation in its consolidated balance sheets.

Future minimum payments as of February 1, 2019 for operating leases are as follows:

(In thousands)
2019	$1,185,608
2020	1,135,292
2021	1,073,768
2022	1,004,124
2023	928,989
Thereafter	4,518,502
Total minimum payments	$9,846,283

As of February 1, 2019, total future minimum payments for capital leases were $13.3 million, with a present value of $11.0 million. The gross amount of property and equipment recorded under capital leases and financing obligations at each of February 1, 2019 and February 2, 2018, was $36.2 million. Accumulated depreciation on property and equipment under capital leases and financing obligations at February 1, 2019 and February 2, 2018, was $14.3 million and $12.4 million, respectively.

Rent expense under all operating leases is as follows:

(In thousands)	2018	2017	2016
Minimum rentals	$1,154,429	$1,075,984	$935,663
Contingent rentals	4,656	5,532	6,748
	$1,159,085	$1,081,516	$942,411

Legal proceedings

From time to time, the Company is a party to various legal matters in the ordinary course of business, including actions by employees, consumers, suppliers, government agencies, or others.  The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made.

Except as described below, the Company believes, based upon information currently available, that such matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company’s consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Future developments in such matters, including adverse decisions or settlements or resulting required changes to the Company’s business operations, could affect our consolidated operating results when resolved in future periods or could result in liability or other amounts material to the Company’s consolidated financial statements.

Wage and Hour/Employment Litigation

California Wage/Hour Litigation: The Company is defending a number of wage and hour lawsuits filed by California employees, including store employees (both key carriers and non-key carriers) as well as distribution center employees.  The plaintiffs in these lawsuits allege, on behalf of themselves and other similarly situated current and former California employees, that the Company failed to comply with California law in some or all of the following respects: failure to pay for all time worked, failure to provide meal and rest periods, failure to reimburse business-related expenses, failure to provide accurate wage statements, and failure to pay timely wages and provide appropriate termination pay. Plaintiffs seek to recover some or all of the following: alleged unpaid wages, injunctive relief, consequential damages, pre- and post-judgment interest, penalties under the Private Attorney General Act (the “PAGA”), and attorneys’ fees and costs.

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

California Suitable Seating Litigation: Plaintiff alleges that the Company failed to provide her and other current and former California store employees with “suitable seats” in violation of California law and seeks to recover penalties under the PAGA, injunctive relief, and attorneys’ fees and costs. The Company has reached a preliminary agreement with the plaintiff, which must be submitted to and approved by the Court, to resolve this matter for an amount not material to the Company’s financial statements as a whole.

California Credit Reporting Litigation:  In addition to certain of the claims outlined in “California Wage/Hour Litigation” above, the plaintiff in this lawsuit alleges, on behalf of a nationwide class under federal law and a statewide class under California law, that the Company failed to provide applicants with adequate disclosures and summary of rights relating to certain background checks. With the exception of the claims outlined in “California Wage/Hour Litigation” above, the plaintiff has agreed to voluntarily dismiss his claims, and the Company does not expect these claims to have a material impact on its financial statements as a whole.

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

The Company is vigorously defending the Wage and Hour/Employment Litigation and believes that its policies and practices comply with federal and state laws and that these actions are not appropriate for class or similar treatment.  At this time, it is not possible to predict whether these matters ultimately will be permitted to proceed as a class or other similar action, or the size of any putative class or classes. Likewise, except as to the resolution of the Tennessee Wage/Hour Litigation, the California Suitable Seating Litigation and the California Credit Reporting Litigation, at this time it is not possible to estimate the value of the claims asserted, and no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise.  For these reasons, except as to the resolution of the Tennessee Wage/Hour Litigation, the California Suitable Seating Litigation and the California Credit Reporting Litigation, the Company is unable to estimate any potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of these actions could have a material adverse effect on the Company’s consolidated financial statements as a whole.

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

A mediation held in the Motor Oil MDL on February 26, 2018, was unsuccessful.  On August 20, 2018, plaintiffs moved to certify two nationwide classes relating to their claims of alleged unjust enrichment and breach of implied warranties. In addition, plaintiffs moved to certify a multi-state class relating to their claims of breach of implied warranties and multiple statewide classes relating to their claims of alleged unfair trade practices/consumer fraud statutory claims, unjust enrichment and breach of implied warranties. The Company opposed the plaintiffs’ certification motion. On March 21, 2019, the court granted the plaintiffs’ certification motion as to 16 statewide classes regarding claims of unjust enrichment and 16 statewide classes regarding state consumer protection laws.  The court denied plaintiffs’ motion in all other respects.

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

7. Benefit plans

The Dollar General Corporation 401(k) Savings and Retirement Plan, which became effective on January 1, 1998, is a safe harbor defined contribution plan and is subject to the Employee Retirement and Income Security Act (“ERISA”).

A participant’s right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2018, 2017 and 2016, the Company expensed approximately $20.2 million, $17.5 million and $16.0 million, respectively, for matching contributions.

The Company also has a nonqualified supplemental retirement plan (“SERP”) and compensation deferral plan (“CDP”), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and other key employees. The Company incurred compensation expense for these plans of approximately $0.7 million in each of 2018, 2017 and 2016, respectively.

The deferred compensation liability associated with the CDP/SERP Plan is reflected in the consolidated balance sheets as further disclosed in Note 5.

8. Share-based payments

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

Since May 2011, most of the share-based awards issued by the Company have been in the form of stock options, restricted stock units and performance share units, and unless noted otherwise, the disclosures that follow refer to such awards. With limited exceptions, stock options and restricted stock units granted to employees generally vest ratably on an annual basis over four-year and three-year periods, respectively.  Awards granted to board members generally vest over a one-year period. The number of performance share units earned are based on performance criteria measured over a period of one to three years, and such awards generally vest over a three-year period. With limited exceptions, the performance share unit and restricted stock unit awards are payable in shares of common stock on the vesting date.

The weighted average for key assumptions used in determining the fair value of all stock options granted in the years ended February 1, 2019, February 2, 2018, and February 3, 2017, and a summary of the methodology applied to develop each assumption, are as follows:

	February 1,	February 2,	February 3,
	2019	2018	2017
Expected dividend yield	1.2%	1.3%	1.3%
Expected stock price volatility	25.0%	25.5%	25.4%
Weighted average risk-free interest rate	2.7%	2.1%	1.6%
Expected term of options (years)	6.3	6.3	6.3

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

A summary of the Company’s stock option activity during the year ended February 1, 2019 is as follows:

		Average	Remaining
	Options	Exercise	Contractual	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Price	Term in Years	Value
Balance, February 2, 2018	3,076,913	$71.31
Granted	764,783	93.72
Exercised	(419,842)	65.74
Canceled	(164,604)	81.61
Balance, February 1, 2019	3,257,250	$76.76	7.3	$124,674
Exercisable at February 1, 2019	1,219,179	$67.17	5.9	$58,356

The weighted average grant date fair value per share of options granted was $24.37, $17.66 and $20.06 during 2018, 2017 and 2016, respectively. The intrinsic value of options exercised during 2018, 2017 and 2016, was $15.4 million, $7.3 million and $17.3 million, respectively.

The number of performance share unit awards earned is based upon the Company’s financial performance as specified in the award agreement. A summary of performance share unit award activity during the year ended February 1, 2019 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, February 2, 2018	209,090
Granted	115,619
Converted to common stock	(105,613)
Canceled	(8,107)
Balance, February 1, 2019	210,989	$24,272

The balance of performance share unit awards at February 1, 2019 includes 53,813 unvested awards, the number of which was computed based upon the performance targets specified in the awards. The number of such awards which will ultimately vest will be based in part on the Company’s financial performance in 2019 and 2020. The weighted average grant date fair value per share of performance share units granted was $92.98, $70.68 and $84.67 during 2018, 2017 and 2016, respectively.

A summary of restricted stock unit award activity during the year ended February 1, 2019 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, February 2, 2018	491,968
Granted	261,550
Converted to common stock	(233,053)
Canceled	(70,426)
Balance, February 1, 2019	450,039	$51,772

The weighted average grant date fair value per share of restricted stock units granted was $93.16, $70.90 and $84.56 during 2018, 2017 and 2016, respectively.

At February 1, 2019, an additional 3,264 options issued prior to June 2011 were outstanding, all of which were exercisable, with an aggregate intrinsic value of $0.3 million. The intrinsic value of such options exercised during 2018, 2017 and 2016 was $3.5 million, $6.9 million and $10.8 million, respectively.

At February 1, 2019, the total unrecognized compensation cost related to unvested stock-based awards was $65.1 million with an expected weighted average expense recognition period of 2.1 years.

The fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in income before and net of income taxes as follows:

	Stock	Performance	Restricted
(In thousands)	Options	Share Units	Stock Units	Total
Year ended February 1, 2019
Pre-tax	$14,556	$8,597	$17,726	$40,879
Net of tax	$10,902	$6,439	$13,277	$30,618
Year ended February 2, 2018
Pre-tax	$11,599	$6,159	$16,565	$34,323
Net of tax	$7,223	$3,835	$10,315	$21,373
Year ended February 3, 2017
Pre-tax	$12,008	$7,258	$17,701	$36,967
Net of tax	$7,325	$4,427	$10,798	$22,550

9. Segment reporting

The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company’s business. As of February 1, 2019, all of the Company’s operations were located within the United States with the exception of certain subsidiaries in Hong Kong and China, which collectively are not material with regard to assets, results of operations or otherwise, to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(in thousands)	2018	2017	2016
Classes of similar products:
Consumables	$19,865,086	$18,054,785	$16,798,881
Seasonal	3,050,282	2,837,310	2,674,319
Home products	1,506,054	1,400,618	1,373,397
Apparel	1,203,621	1,178,254	1,140,001
Net sales	$25,625,043	$23,470,967	$21,986,598

10. Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. On March 13, 2019, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program and as of such date, a cumulative total of $7.0 billion had been authorized under the program since its inception. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings including under the Company’s Revolving Facility and issuance of CP Notes discussed in further detail in Note 4.

During the years ended February 1, 2019,  February 2, 2018, and February 3, 2017, the Company repurchased approximately 9.9 million shares of its common stock at a total cost of $1.0 billion, approximately 7.1 million shares of its common stock at a total cost of $0.6 billion, and approximately 12.4 million shares of its common stock at a total cost of $1.0 billion, respectively, pursuant to its common stock repurchase program.

The Company paid quarterly cash dividends of $0.29 per share in 2018. On March 13, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.32 per share, which is payable on or before April 23, 2019 to shareholders of record on April 9, 2019. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

11. Quarterly financial data (unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended February 1, 2019 and February 2, 2018. Each quarterly period listed below was a 13-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter
2018:
Net sales	$6,114,463	$6,443,309	$6,417,462	$6,649,809
Gross profit	1,862,249	1,974,873	1,895,059	2,071,689
Operating profit	490,184	545,476	442,143	638,503
Net income	364,852	407,237	334,142	483,241
Basic earnings per share	1.36	1.53	1.26	1.85
Diluted earnings per share	1.36	1.52	1.26	1.84

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter
2017:
Net sales	$5,609,625	$5,828,305	$5,903,606	$6,129,431
Gross profit	1,698,983	1,790,522	1,766,456	1,965,398
Operating profit	473,795	493,146	417,431	623,446
Net income	279,489	294,783	252,533	712,155
Basic earnings per share	1.02	1.08	0.93	2.63
Diluted earnings per share	1.02	1.08	0.93	2.63

The Company purchased 15 retail store locations and assumed the lease obligations on approximately 300 retail store locations in 2017, and relocated certain of its existing stores to the acquired locations.  As a result, the Company incurred expenses, primarily related to costs for remaining lease liabilities, of $7.3 million ($4.4 million net of tax, or $0.02 per diluted share), which was recognized in Selling, general and administrative expense in the second quarter of 2017.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of February 1, 2019.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dollar General Corporation and subsidiaries’ internal control over financial reporting as of February 1, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dollar General Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 22, 2019, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

March 22, 2019

(d)  Changes in Internal Control Over Financial Reporting.  There have been no changes during the quarter ended February 1, 2019 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Long-Term Incentive Program: 2019 Annual Equity Grants

On March 20, 2019, the Company’s Compensation Committee (the “Committee”) awarded 128,398 non-qualified stock options (“Options”) and 34,124 performance share units (“PSUs”) to Mr. Vasos, 21,667 Options and 5,758 PSUs to Messrs. Garratt and Reiser, and 24,877 Options and 6,611 PSUs to Mr. Owen on the terms and subject to the conditions set forth in the form of Option award agreement (“Form Option Agreement”) and form of PSU award agreement (“Form PSU Agreement”) attached hereto as Exhibit 10.7 and Exhibit 10.15, respectively (collectively, the “Form Award Agreements”), and subject to the terms and conditions of the previously filed Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan.

The Options, which were granted on terms substantially similar to the prior year, have a term of ten years and, subject to earlier forfeiture or accelerated vesting under certain circumstances described in the Form Option Agreement, generally will vest in four equal annual installments beginning on April 1, 2020.

The PSUs represent a target number of units that can be earned if certain performance measures are achieved during the applicable performance periods and if certain additional vesting requirements are met. Fifty percent of the target number of PSUs is subject to an adjusted EBITDA performance measure with a performance period of the Company’s fiscal year 2019.  The other fifty percent of the target number of PSUs is subject to an adjusted ROIC performance measure which is the average of adjusted ROIC for the Company’s fiscal years 2019, 2020 and 2021. All performance measures were established by the Committee on the grant date. The number of PSUs earned will vary between 0% and 300% of the target amount based on actual performance compared to target performance on a graduated scale, with performance at the target level resulting in 100% of the target number of PSUs being earned. At the conclusion of each applicable performance period, the Committee will determine the level of achievement of each performance goal measure and the corresponding number of PSUs earned by each grantee. Subject to certain pro-rata vesting conditions, one-third of the PSUs earned by each grantee for adjusted EBITDA performance will vest in equal installments on April 1, 2020, April 1, 2021 and April 1, 2022, in each case subject to the grantee’s continued employment with the Company and certain accelerated vesting provisions described in the Form PSU Agreement. Subject to certain pro-rata vesting conditions, the PSUs earned by each grantee for adjusted ROIC performance will vest on April 1, 2022, subject to the grantee’s continued employment with the Company and certain accelerated vesting provisions described in the Form PSU Agreement.

The foregoing descriptions of all Options and PSU awards and the Form Award Agreements are summaries only, do not purport to be complete, and are qualified in their entirety by reference to the filed Form Option Agreement and Form PSU Agreement attached hereto as Exhibit 10.7 and Exhibit 10.15, respectively.

Short-Term Incentive Program: 2019 Teamshare

On March 20, 2019, the Committee approved the Company’s 2019 short-term incentive bonus program applicable to the Company’s named executive officers (“2019 Teamshare”) on the terms and subject to the conditions set forth in the 2019 Teamshare bonus program document attached hereto as Exhibit 10.34.

The Committee again selected adjusted EBIT as the Company-wide performance measure for 2019 Teamshare and established the target level of adjusted EBIT consistent with adjusted EBIT in the Company’s fiscal year 2019 financial plan previously approved by the Board of Directors in January 2019. The Committee determined that adjusted EBIT shall mean the Company’s Operating Profit as calculated in accordance with United States generally accepted accounting principles, but shall exclude the impact of (a) any costs, fees and expenses directly related to the consideration, negotiation, preparation, or consummation of any asset sale, merger or other transaction that results in a Change in Control (within the meaning of the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan) of the Company or any offering of Company common stock or other security; (b) disaster-related charges; (c) any gains or losses associated with the Company’s LIFO computation; and (d) unless the Committee disallows any such item, (i) any unbudgeted loss as a result of the resolution of a legal matter or (ii) any unplanned loss(es) or gain(s) related to the implementation of accounting or tax legislative changes or (iii) any unplanned loss(es) or gain(s) of a non-recurring nature, provided that in the case of each of (i), (ii) and (iii) such amount equals or exceeds $1 million from a single loss or gain, as applicable, and $10 million in the aggregate. The Committee established the threshold below which no bonus may be paid under 2019 Teamshare at 90% of the target level of the adjusted EBIT performance measure and the maximum above which no additional bonus may be paid at 120% of the target level of the adjusted EBIT performance measure. The amount of bonus paid to named executive officers will vary between 0% and 300% of the target bonus payment amount based on actual Company performance compared to target performance on a graduated scale, with performance at the target level resulting in 100% of the target bonus amount being earned, subject to individual eligibility requirements and additional individual performance factors. If a named executive officer is determined to be eligible to receive a 2019 Teamshare bonus payout in accordance with the eligibility rules, adjustments to bonus payouts may be made upward or downward based upon individual performance or other factors. Mr. Vasos’s target percentage of base salary payout for 2019 Teamshare is 150%, and Messrs. Garratt, Owen, Ravener and Reiser’s target percentage of base salary payout for 2019 Teamshare is 75%.

The foregoing description of 2019 Teamshare is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the filed 2019 Teamshare Bonus Program document attached hereto as Exhibit 10.34.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Information Regarding Directors and Executive Officers.  The information required by this Item 10 regarding our directors and director nominees is contained under the captions “Who are the nominees this year” and “Are there any family relationships between any of the directors, executive officers or nominees,” in each case under the heading “Proposal 1: Election of Directors” in our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders to be held on May 29, 2019 (the “2019 Proxy Statement”), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” which information under such caption is incorporated herein by reference.

(b)  Compliance with Section 16(a) of the Exchange Act.  Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership” in the 2019 Proxy Statement, which information under such caption is incorporated herein by reference.

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

(e)  Audit Committee Information.  Information required by this Item 10 regarding our audit committee and our audit committee financial experts is contained under the captions “What functions are performed by the Audit, Compensation, and Nominating Committees” and “Does Dollar General have an audit committee financial expert serving on its Audit Committee,” in each case under the heading “Corporate Governance” in the 2019 Proxy Statement, which information pertaining to the audit committee and its membership and audit committee financial experts under such captions is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation” in the 2019 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Equity Compensation Plan Information.  The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of February 1, 2019:

Number of
securities remaining
available for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,043,349	$76.72	15,930,280
Equity compensation plans not approved by security holders	—	—	—
Total(1)	4,043,349	$76.72	15,930,280

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

(b)  Other Information.  The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption “Security Ownership” in the 2019 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2019 Proxy Statement, which information under such caption is incorporated herein by reference.

The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2019 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2019 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Report of Independent Registered Public Accounting Firm	41
	Consolidated Balance Sheets	42
	Consolidated Statements of Income	43
	Consolidated Statements of Comprehensive Income	44
	Consolidated Statements of Shareholders’ Equity	45
	Consolidated Statements of Cash Flows	46
	Notes to Consolidated Financial Statements	47
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

4.2

Form of 3.250% Senior Notes due 2023 (included in Exhibit 4.7) (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated April 8, 2013, filed with the SEC on April 11, 2013 (file no. 001-11421))

4.3

Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.8) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.4

Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.9) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.5

Form of 4.125% Senior Notes due 2028 (included in Exhibit 4.10) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.6

Indenture, dated as of July 12, 2012, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8‑K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001‑11421))

4.7

Fourth Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated April 8, 2013, filed with the SEC on April 11, 2013 (file no. 001-11421))

4.8

Fifth Supplemental Indenture, dated as of October 20, 2015, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8‑K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001‑11421))

4.9

Sixth Supplemental Indenture, dated as of April 11, 2017, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.10

Seventh Supplemental Indenture, dated as of April 10, 2018, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.11

Amended and Restated Credit Agreement, dated as of February 22, 2017, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8‑K dated February 22, 2017, filed with the SEC on February 22, 2017 (file no. 001‑11421))

4.12

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 4, 2019, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto

10.1

Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (adopted November 30, 2016 and approved by shareholders on May 31, 2017) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016, filed with the SEC on December 1, 2016 (file no. 001-11421))*

10.2

Form of Stock Option Award Agreement (approved May 24, 2011) for awards made prior to December 2014 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001‑11421))*

10.3

Form of Stock Option Award Agreement (approved March 20, 2012) for annual awards beginning March 2012 and prior to March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))*

10.4

Form of Stock Option Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001‑11421))*

10.5

Form of Stock Option Award Agreement (approved March 16, 2016) for awards beginning March 2016 and prior to March 2017 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.6

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.7

Form of Stock Option Award Agreement (approved March 21, 2018) for awards beginning March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.8

Form of Stock Option Award Agreement (approved August 26, 2014) for awards beginning December 2014 and prior to May 2016 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001‑11421))*

10.9

Form of Stock Option Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to March 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))*

10.10

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to December 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.11

Form of Stock Option Award Agreement (approved December 5, 2017) for awards beginning December 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2017, filed with the SEC on December 7, 2017 (file no. 001-11421))*

10.12

Form of Performance Share Unit Award Agreement (approved March 16, 2016) for 2016 awards to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.13

Form of Performance Share Unit Award Agreement (approved March 22, 2017) for 2017 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.14

Form of Performance Share Unit Award Agreement (approved March 21, 2018) for 2018 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.15

Form of Performance Share Unit Award Agreement (approved March 20, 2019) for 2019 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan*

10.16

Form of Restricted Stock Unit Award Agreement (approved March 16, 2016) for awards beginning March 2016 and prior to March 2017 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.17

Form of Restricted Stock Unit Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.18

Form of Restricted Stock Unit Award Agreement (approved March 21, 2018) for awards beginning March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.19

Form of Restricted Stock Unit Award Agreement for awards prior to May 2011 to non‑employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Registration Statement on Form S‑1 (file no. 333‑161464))

10.20

Form of Restricted Stock Unit Award Agreement (approved May 24, 2011) for awards beginning May 2011 and prior to May 2014 to non‑employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001‑11421))

10.21

Form of Restricted Stock Unit Award Agreement (approved May 28, 2014) for awards beginning May 2014 and prior to February 2015 to non‑employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001‑11421))

10.22

Form of Restricted Stock Unit Award Agreement (approved December 3, 2014) for awards beginning February 2015 and prior to May 2016 to non‑employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001‑11421))

10.23

Form of Restricted Stock Unit Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to May 2017 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))

10.24

Form of Restricted Stock Unit Award Agreement (approved May 30, 2017) for awards beginning May 2017 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2017, filed with the SEC on June 1, 2017 (file no. 001-11421))

10.25

Form of Restricted Stock Unit Award Agreement (approved January 26, 2016) for awards beginning February 1, 2016 and prior to November 28, 2018 to non‑executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

10.26

Form of Restricted Stock Unit Award Agreement (approved November 28, 2018) for awards beginning after November 28, 2018 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2018, filed with the SEC on December 4, 2018 (file no. 01-11421))

10.27

Form of Stock Option Award Agreement for awards to non‑employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Registration Statement on Form S‑1 (file no. 333‑161464))

10.28

Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Registration Statement on Form S‑4 (file no. 333‑148320))*

10.29

First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation’s Registration Statement on Form S‑4 (file no. 333‑148320))*

10.30

Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001‑11421))*

10.31

Dollar General Corporation Non‑Employee Director Deferred Compensation Plan (approved December 3, 2014) (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001‑11421))

10.32

Amended and Restated Dollar General Corporation Annual Incentive Plan (adopted November 30, 2016 and approved by shareholders on May 31, 2017) (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016, filed with the SEC on December 1, 2016 (file no. 001-11421))*

10.33

Dollar General Corporation 2018 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.35 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.34	Dollar General Corporation 2019 Teamshare Bonus Program for Named Executive Officers*

10.35

Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.36 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.36

Dollar General Corporation Executive Relocation Policy, as amended (effective March 21, 2018) (incorporated by reference to Exhibit 10.37 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.37

Summary of Non-Employee Director Compensation effective February 3, 2018 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2017, filed with the SEC on December 7, 2017 (file no. 001-11421))

10.38

Employment Agreement, effective June 3, 2018, between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated May 31, 2018, filed with the SEC on May 31, 2018 (file no. 001-11421))*

10.39

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos for June 3, 2015 award (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8‑K dated May 27, 2015, filed with the SEC on May 28, 2015 (file no. 001‑11421))*

10.40

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2016) (incorporated by reference to Exhibit 10.38 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.41

Form of Executive Vice President Employment Agreement with attached Schedule of Executive Vice Presidents who have executed the Executive Vice President Employment Agreement (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2018, filed with the SEC on April 11, 2018 (file no. 001-11421))*

10.42

Amended Schedule of Executive Vice Presidents who have executed an Executive Vice President Employment Agreement in the form filed as Exhibit 10.41 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2018, filed with the SEC on December 4, 2018 (file no. 001-11421))*

10.43

Form of Senior Vice President Employment Agreement with attached Schedule of Senior Vice President-level Executive Officers who have executed the Senior Vice President Employment Agreement (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2018, filed with the SEC on May 31, 2018 (file no. 001-11421))*

10.44

Amended Schedule of Senior Vice President-level Executive Officers who have executed a Senior Vice President Employment Agreement in the form filed as Exhibit 10.43 (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2018, filed with the SEC on December 4, 2018 (file no. 01-11421))*

10.45

Omnibus Limited Waiver by Dollar General Corporation to the Employment Agreement and Employment Transition Agreement with certain employees of Dollar General Corporation, effective January 28, 2016 (incorporated by reference to Exhibit 10.52 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.46

Employment Agreement, effective August 7, 2015, between Dollar General Corporation and James W. Thorpe (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2015, filed with the SEC on December 3, 2015 (file no. 001-11421))*

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

DOLLAR GENERAL CORPORATION

Date: March 22, 2019	By:	/s/ Todd J. Vasos
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

Name	Title	Date

/s/ Todd J. Vasos	Chief Executive Officer & Director	March 22, 2019
TODD J. VASOS	(Principal Executive Officer)

/s/ John W. Garratt	Executive Vice President & Chief Financial Officer	March 22, 2019
JOHN W. GARRATT	(Principal Financial Officer)

/s/ Anita C. Elliott	Senior Vice President & Chief Accounting Officer	March 22, 2019
ANITA C. ELLIOTT	(Principal Accounting Officer)

/s/ Warren F. Bryant	Director	March 22, 2019
WARREN F. BRYANT

/s/ Michael M. Calbert	Director	March 22, 2019
MICHAEL M. CALBERT

/s/ Sandra B. Cochran	Director	March 22, 2019
SANDRA B. COCHRAN

/s/ Patricia D. Fili-Krushel	Director	March 22, 2019
PATRICIA D. FILI‑KRUSHEL

/s/ Timothy I. McGuire	Director	March 22, 2019
TIMOTHY I. MCGUIRE

/s/ William C. Rhodes, III	Director	March 22, 2019
WILLIAM C. RHODES, III

/s/ Ralph E. Santana	Director	March 22, 2019
RALPH E. SANTANA