Form 10-Q
period 2019-08-02
DOLLAR GENERAL CORP
filed 2019-08-29
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2019

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

The registrant had 257,068,296 shares of common stock outstanding on August 23, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 2,	February 1,
	2019	2019
ASSETS	(Unaudited)	(see Note 1)
Current assets:
Cash and cash equivalents	$259,568	$235,487
Merchandise inventories	4,419,628	4,097,004
Income taxes receivable	61,692	57,804
Prepaid expenses and other current assets	178,250	272,725
Total current assets	4,919,138	4,663,020
Net property and equipment	3,020,406	2,970,806
Operating lease assets	8,405,346	—
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,111	1,200,217
Other assets, net	33,939	31,406
Total assets	$21,917,529	$13,204,038
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$555	$1,950
Current portion of operating lease liabilities	915,075	—
Accounts payable	2,727,079	2,385,469
Accrued expenses and other	666,251	618,405
Income taxes payable	3,310	10,033
Total current liabilities	4,312,270	3,015,857
Long-term obligations	2,573,483	2,862,740
Long-term operating lease liabilities	7,480,871	—
Deferred income taxes	627,765	609,687
Other liabilities	173,980	298,361
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	224,935	227,072
Additional paid-in capital	3,292,902	3,252,421
Retained earnings	3,234,944	2,941,107
Accumulated other comprehensive loss	(3,621)	(3,207)
Total shareholders’ equity	6,749,160	6,417,393
Total liabilities and shareholders' equity	$21,917,529	$13,204,038

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	August 2,	August 3,	August 2,	August 3,
	2019	2018	2019	2018
Net sales	$6,981,753	$6,443,309	$13,604,938	$12,557,772
Cost of goods sold	4,832,817	4,468,436	9,453,726	8,720,650
Gross profit	2,148,936	1,974,873	4,151,212	3,837,122
Selling, general and administrative expenses	1,571,161	1,429,397	3,061,200	2,801,462
Operating profit	577,775	545,476	1,090,012	1,035,660
Interest expense	24,810	25,451	50,743	50,224
Other (income) expense	—	1,019	—	1,019
Income before income taxes	552,965	519,006	1,039,269	984,417
Income tax expense	126,410	111,769	227,701	212,328
Net income	$426,555	$407,237	$811,568	$772,089
Earnings per share:
Basic	$1.65	$1.53	$3.14	$2.89
Diluted	$1.65	$1.52	$3.13	$2.88
Weighted average shares outstanding:
Basic	257,793	266,457	258,407	267,362
Diluted	259,102	267,226	259,683	268,180

Dividends per share	$0.32	$0.29	$0.64	$0.58

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	August 2,	August 3,	August 2,	August 3,
	2019	2018	2019	2018
Net income	$426,555	$407,237	$811,568	$772,089
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $86, $86, $172, and $172, respectively	243	244	487	487
Comprehensive income	$426,798	$407,481	$812,055	$772,576

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, May 3, 2019	258,322	$226,032	$3,275,917	$3,074,584	$(3,864)	$6,572,669
Net income	—	—	—	426,555	—	426,555
Dividends paid, $0.32 per common share	—	—	—	(82,391)	—	(82,391)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	243	243
Share-based compensation expense	—	—	10,874	—	—	10,874
Repurchases of common stock	(1,353)	(1,184)	—	(183,804)	—	(184,988)
Other equity and related transactions	99	87	6,111	—	—	6,198
Balances, August 2, 2019	257,068	$224,935	$3,292,902	$3,234,944	$(3,621)	$6,749,160

Balances, May 4, 2018	267,553	$234,109	$3,210,527	$2,795,620	$(3,938)	$6,236,318
Net income	—	—	—	407,237	—	407,237
Dividends paid, $0.29 per common share	—	—	—	(77,091)	—	(77,091)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	244	244
Share-based compensation expense	—	—	9,373	—	—	9,373
Repurchases of common stock	(2,096)	(1,835)	—	(197,702)	—	(199,537)
Other equity and related transactions	75	66	2,333	—	(1)	2,398
Balances, August 3, 2018	265,532	$232,340	$3,222,233	$2,928,064	$(3,695)	$6,378,942

Balances, February 1, 2019	259,511	$227,072	$3,252,421	$2,941,107	$(3,207)	$6,417,393
Net income	—	—	—	811,568	—	811,568
Dividends paid, $0.64 per common share	—	—	—	(165,147)	—	(165,147)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	487	487
Share-based compensation expense	—	—	24,505	—	—	24,505
Repurchases of common stock	(3,039)	(2,659)	—	(382,315)	—	(384,974)
Transition adjustment upon adoption of leases accounting standard (see Note 1)	—	—	—	28,830	—	28,830
Other equity and related transactions	596	522	15,976	901	(901)	16,498
Balances, August 2, 2019	257,068	$224,935	$3,292,902	$3,234,944	$(3,621)	$6,749,160

Balances, February 2, 2018	268,733	$235,141	$3,196,462	$2,698,352	$(4,181)	$6,125,774
Net income	—	—	—	772,089	—	772,089
Dividends paid, $0.58 per common share	—	—	—	(154,748)	—	(154,748)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	487	487
Share-based compensation expense	—	—	21,779	—	—	21,779
Repurchases of common stock	(3,685)	(3,225)	—	(346,313)	—	(349,538)
Transition adjustment upon adoption of intra-entity transfers accounting standard (see Note 1)	—	—	—	(41,316)	—	(41,316)
Other equity and related transactions	484	424	3,992	—	(1)	4,415
Balances, August 3, 2018	265,532	$232,340	$3,222,233	$2,928,064	$(3,695)	$6,378,942

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	August 2,	August 3,
	2019	2018
Cash flows from operating activities:
Net income	$811,568	$772,089
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	245,908	221,511
Deferred income taxes	8,118	12,500
Loss on debt retirement	—	1,019
Noncash share-based compensation	24,505	21,779
Other noncash (gains) and losses	4,001	12,120
Change in operating assets and liabilities:
Merchandise inventories	(321,085)	(292,934)
Prepaid expenses and other current assets	(8,516)	(25,727)
Accounts payable	323,217	270,862
Accrued expenses and other liabilities	58,614	61,096
Income taxes	(10,611)	43,058
Other	(5,198)	(84)
Net cash provided by (used in) operating activities	1,130,521	1,097,289
Cash flows from investing activities:
Purchases of property and equipment	(293,060)	(370,968)
Proceeds from sales of property and equipment	1,467	1,349
Net cash provided by (used in) investing activities	(291,593)	(369,619)
Cash flows from financing activities:
Issuance of long-term obligations	—	499,495
Repayments of long-term obligations	(525)	(575,664)
Net increase (decrease) in commercial paper outstanding	(280,700)	(149,400)
Costs associated with issuance and retirement of debt	—	(4,384)
Repurchases of common stock	(384,974)	(349,538)
Payments of cash dividends	(165,136)	(154,708)
Other equity and related transactions	16,488	4,376
Net cash provided by (used in) financing activities	(814,847)	(729,823)
Net increase (decrease) in cash and cash equivalents	24,081	(2,153)
Cash and cash equivalents, beginning of period	235,487	267,441
Cash and cash equivalents, end of period	$259,568	$265,288
Supplemental schedule of noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$847,498	$—
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$82,055	$77,541

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of August 2, 2019 and results of operations for the 13-week and 26-week accounting periods ended August 2, 2019 and August 3, 2018 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $3.2 million and $3.4 million in the respective 13-week periods, and $6.6 million and $5.5 million in the respective 26-week periods, ended August 2, 2019 and August 3, 2018. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

The Company adopted new accounting guidance related to leases as of February 2, 2019, using the modified retrospective approach. Under this approach, existing leases were recorded at the adoption date, and comparative periods were not restated and are presented under previously existing guidance. In addition, the Company elected the package of practical expedients permitted under the transition guidance in the standard, which among other things, allowed the carry forward of historical conclusions for lease identification, lease classification, and initial direct costs. The Company is accounting for leases with a term of less than one year under the short-term policy election. The Company also elected the practical expedient to not separate lease components from the non-lease components (typically fixed common-area maintenance costs at its retail store locations) for all classes of leased assets. The Company chose not to elect the hindsight practical expedient. Factors incorporated into the calculation of lease discount rates include the valuations and yields of the Company’s senior notes, their credit spread over comparable U.S. Treasury rates, and an index of the credit spreads for all North American investment grade companies by rating. To determine an indicative secured rate, the Company uses the estimated credit spread improvement that would result from an upgrade of one ratings classification by tenor.

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

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended August 2, 2019			13 Weeks Ended August 3, 2018
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$426,555	257,793	$1.65	$407,237	266,457	$1.53
Effect of dilutive share-based awards		1,309			769
Diluted earnings per share	$426,555	259,102	$1.65	$407,237	267,226	$1.52

	26 Weeks Ended August 2, 2019			26 Weeks Ended August 3, 2018
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$811,568	258,407	$3.14	$772,089	267,362	$2.89
Effect of dilutive share-based awards		1,276			818
Diluted earnings per share	$811,568	259,683	$3.13	$772,089	268,180	$2.88

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 0.6 million and 0.9 million in the respective 13-week periods, and 0.6 million and 0.9 million in the respective 26-week periods, ended August 2, 2019 and August 3, 2018.

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

As of August 2, 2019, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $5.0 million, $1.0 million and $0.9 million, respectively, for a total of $6.9 million. This total amount is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions will not be reduced in the coming twelve months as a result of expiring statutes of limitations. As of August 2, 2019, approximately $5.0 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 26-week periods ended August 2, 2019 were 22.9% and 21.9%, respectively, compared to rates of 21.5% and 21.6%, respectively, for the 13-week and 26-week periods ended August 3, 2018. The tax rates for the 13-week and 26-week periods were higher than the comparable 13-week and 26-week periods in 2018 primarily due to an increase in state income taxes resulting from law changes, which was partially offset by greater tax benefits associated with share-based compensation.

4.Leases

As of August 2, 2019, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Many of the Company’s store locations are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of up to 15 years. The Company does not control build-to-suit properties during the construction period. Store locations not subject to build-to-suit arrangements are typically shorter-term leases. Certain of the Company’s leased store locations have variable payments based upon actual costs of common area maintenance, real estate taxes and property and liability insurance. In addition, some of the Company’s leased store locations have provisions for variable payments based upon a specified percentage of defined sales volume. The Company’s leased distribution facilities are subject to operating lease agreements, with the exception of one distribution facility which is subject to a financing transaction. The Company’s lease agreements generally do not contain material restrictive covenants.

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

All of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheet. At August 2, 2019, the weighted-average remaining lease term for the Company’s leases is 10.2 years, and the weighted average discount rate is 4.4%. For the 26-week period ended August 2, 2019, operating lease cost of $622.4 million and variable lease cost of $120.0 million were reflected as selling, general and administrative expenses in the condensed consolidated statement of income. Cash paid for amounts included in the measurement of operating lease liabilities of $626.3 million was reflected in cash flows from operating activities in the condensed consolidated statement of cash flows for the 26-week period ended August 2, 2019.

The scheduled maturity of the Company’s operating lease liabilities is as follows:

(In thousands)
2019	$634,593
2020	1,238,277
2021	1,182,516
2022	1,112,780
2023	1,037,980
Thereafter	5,180,000
Total lease payments (a)	10,386,146
Less imputed interest	(1,990,200)
Present value of lease liabilities	$8,395,946
a)	Excludes approximately $0.7 billion of legally binding minimum lease payments for leases signed which have not yet commenced.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	August 2,	February 1,
(In thousands)	2019	2019
Revolving Facility	$—	$—
3.250% Senior Notes due April 15, 2023 (net of discount of $962 and $1,084)	899,038	898,916
4.150% Senior Notes due November 1, 2025 (net of discount of $526 and $562)	499,474	499,438
3.875% Senior Notes due April 15, 2027 (net of discount of $356 and $375)	599,644	599,625
4.125% Senior Notes due May 1, 2028 (net of discount of $449 and $471)	499,551	499,529
Unsecured commercial paper notes	86,200	366,900
Capital lease obligations	—	10,977
Tax increment financing due February 1, 2035	5,835	6,360
Debt issuance costs, net	(15,704)	(17,055)
	2,574,038	2,864,690
Less: current portion	(555)	(1,950)
Long-term portion	$2,573,483	$2,862,740

At August 2, 2019, the Company maintained a $1.25 billion senior unsecured revolving credit facility (the “Revolving Facility”) that provides for the issuance of letters of credit up to $175.0 million and is scheduled to mature on February 22, 2022.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of August 2, 2019 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of August 2, 2019, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 2, 2019, the Company was in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of August 2, 2019, the Company had no outstanding borrowings, outstanding letters of credit of $6.7 million, and borrowing availability of $1.24 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $976.1 million. In addition, as of August 2, 2019, the Company had outstanding letters of credit of $42.7 million which were issued pursuant to separate agreements.

As of August 2, 2019, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of August 2, 2019, the Company’s condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $86.2 million classified as long-term obligations due to its intent and ability to refinance these obligations as long-term debt. An additional $181.0 million of outstanding CP Notes were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the condensed consolidated balance sheet. As of August 2, 2019, the outstanding CP Notes had a weighted average borrowing rate of 2.5%.

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

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of August 2, 2019.

The following table presents the Company’s liabilities required to be measured at fair value as of August 2, 2019, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	August 2,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2019
Liabilities:
Long-term obligations (a)	$2,645,339	$92,035	$—	$2,737,374
Deferred compensation (b)	27,278	—	—	27,278
(a)	Included in the condensed consolidated balance sheet at book value as Current portion of long-term obligations of $555 and Long-term obligations of $2,573,483.
(b)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $2,131 and noncurrent Other liabilities of $25,147.

7.Commitments and contingencies

Legal proceedings

From time to time, the Company is a party to various legal matters in the ordinary course of its business, including actions by employees, consumers, suppliers, government agencies, or others. The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made. In the 13-week period ended August 2, 2019, the Company recorded an accrual of $31.0 million for losses the Company believes are both probable and reasonably estimable relating to certified class actions and associated matters in Wage and Hour/Employment Litigation and Consumer/Product Litigation.

Except as described below and based on information currently available, the Company believes that its pending legal matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company’s consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty.  Adverse decisions and settlements, including any required changes to the Company’s business, or other developments in such matters, including without limitation those matters disclosed in Note 6 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2019 under “Wage and Hour/Employment Litigation,” could affect our consolidated operating results in future periods or could result in liability or other amounts material to the Company’s annual consolidated financial statements.

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

On August 20, 2018, plaintiffs moved to certify two nationwide classes relating to their claims of alleged unjust enrichment and breach of implied warranties. In addition, plaintiffs moved to certify a multi-state class relating to their claims of breach of implied warranties and multiple statewide classes relating to alleged unfair trade practices/consumer fraud, unjust enrichment and breach of implied warranty claims. The Company opposed the plaintiffs’ certification motion. On March 21, 2019, the court granted the plaintiffs’ certification motion as to 16 statewide classes regarding claims of unjust enrichment and 16 statewide classes regarding state consumer protection laws. Subsequently, the court certified an additional class, bringing the total to 17 statewide classes. The court denied plaintiffs’ certification motion in all other respects. On June 25, 2019, the United States Court of Appeals for the Eighth Circuit granted the Company’s Petition to Appeal the lower court’s certification rulings.

The Company is vigorously defending these matters and believes that the labeling, marketing and sale of its private-label motor oil comply with applicable federal and state requirements and are not misleading. The Company further believes that these matters are not appropriate for class or similar treatment. At this time, however, it is not possible to predict whether these matters ultimately will be permitted to proceed as a class or in a similar fashion or the size of any putative class or classes. Likewise, no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise. The Company now believes that a loss in this matter is both probable and reasonably estimable, and during the 13-week period ended August 2, 2019, recorded an accrual for an amount that is immaterial to the Company’s consolidated financial statements as a whole.

8.	Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of August 2, 2019, all of the Company’s operations were located within the United States with the exception of certain product sourcing operations in Hong Kong and China, which collectively are not material with regard to assets, results of operations or otherwise to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(in thousands)	2019	2018	2019	2018
Classes of similar products:
Consumables	$5,428,005	$4,988,063	$10,641,160	$9,760,451
Seasonal	854,093	792,513	1,591,071	1,483,544
Home products	375,068	345,161	750,781	699,794
Apparel	324,587	317,572	621,926	613,983
Net sales	$6,981,753	$6,443,309	$13,604,938	$12,557,772

9.	Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. Most recently, on March 13, 2019, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program. As of August 2, 2019, a cumulative total of $7.0 billion had been authorized under the program since its inception and approximately $1.0 billion remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings, including under the Company’s Revolving Facility and issuance of CP Notes discussed in further detail in Note 5.

Pursuant to its common stock repurchase program, during the 26-week periods ended August 2, 2019 and August 3, 2018, the Company repurchased in the open market approximately 3.0 million shares of its common stock at a total cost of $385.0 million and approximately 3.7 million shares of its common stock at a total cost of $349.5 million, respectively.

The Company paid a quarterly cash dividend of $0.32 per share during each of the first and second quarters of 2019. On August 28, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.32 per share, which is payable on or before October 22, 2019 to shareholders of record on October 8, 2019. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of August 2, 2019, the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the thirteen and twenty-six week periods ended August 2, 2019 and August 3, 2018, the condensed consolidated statements of cash flows for the twenty-six week periods ended August 2, 2019 and August 3, 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 29, 2019
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

Executive Overview

We are among the largest discount retailers in the United States by number of stores, with 15,836 stores located in 44 states as of August 2, 2019, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

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

We continue to make progress on and invest in certain strategic initiatives that we believe will help drive profitable sales growth and capture long-term growth opportunities. Such opportunities include leveraging existing and developing new digital tools and technology to provide our customers with additional shopping access points and even greater convenience. Additionally, we tested a refreshed approach to our non-consumable product offerings in 2018, and have implemented this initiative in more than 1,500 stores through the end of the 2019 second quarter. This merchandising strategy offers a new, differentiated and limited assortment that will change throughout the year. As we extend this initiative more broadly in 2019, our goal is to continue to improve the shopping experience while delivering exceptional value within key areas of our non-consumable categories.

In 2019, we are continuing our rollout of the “DG Fresh” initiative, a self-distribution model for fresh and frozen products that is designed to enhance sales, reduce product costs, improve our in-stock position and enhance item assortment. We are currently operating three DG Fresh distribution facilities, which are serving more than 3,500 stores, and we plan to open at least one additional self-distribution facility in 2019.

Tariffs on products from China, as applied to both our direct imports and domestic purchases, did not have a material impact on our financial results in the first half of 2019. Effective May 10, 2019, tariff rates on certain products from China increased from 10% to 25%, and these rates are scheduled to increase to 30% on October 1, 2019. Additionally, a 15% tariff on a fourth list of products is anticipated to go into effect, in part, on September 1, 2019, with the tariff on the remaining items on this list going into effect on December 15, 2019. We believe we can mitigate the potential sales and margin impact of such increased tariffs on our financial results for the remainder of 2019, particularly in light of our performance through the end of the second quarter of 2019, through various sourcing, merchandising and pricing efforts. However, these and additional increases in tariff rates or expansions of products subject to tariffs, if any, may have a more significant impact on our business. Further, as noted above, changes in trade policy that result in higher prices for our customers may negatively impact their budgets, and consequently, their spending. There can be no assurance we will be successful in our efforts to mitigate the impacts of existing or future tariffs in whole or in part, including but not limited to any impacts on customer spending.

To support our other operating priorities, we remain focused on capturing growth opportunities. In the first half of 2019, we opened 489 new stores, remodeled 653 stores, and relocated 46 stores. For 2019, we plan to open approximately 975 new stores, remodel approximately 1,000 stores, and relocate approximately 100 stores for an approximate total of 2,075 real estate projects.

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

We also have launched “Fast Track”, an initiative aimed at further enhancing our convenience proposition and in-stock position as well as increasing labor productivity within our stores. The first phase of Fast Track involves optimizing sorting processes within our distribution centers, as well as increased shelf-ready packaging, to allow for greater store-level stocking efficiencies, followed by the second-phase pilot of a self-checkout option in a limited number of stores later in 2019. These and certain other strategic initiatives will require us to incur upfront expenses for which, in some respects, there may not be an immediate or acceptable return in terms of sales or enhanced profitability.

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

To further enhance shareholder returns, we repurchased shares of our common stock and paid a quarterly cash dividend in the second quarter of 2019. We intend to continue our share repurchase activity, and to pay quarterly cash dividends, throughout 2019, subject to Board discretion and approval.

Highlights of our 2019 second quarter results of operations compared to the 2018 second quarter and our financial condition at August 2, 2019 are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales increased 8.4% to $6.98 billion. Sales in same-stores increased 4.0% reflecting increases in average transaction amount and customer traffic. Average sales per square foot for all stores over the 52-week period ended August 2, 2019 was $234.

●	Gross profit, as a percentage of net sales, was 30.8% in the 2019 period compared to 30.6% in the 2018 period, an increase of 13 basis points, reflecting lower markdowns relative to net sales as well as higher initial inventory markups.

●	SG&A expense, as a percentage of net sales, was 22.5% in the 2019 period compared to 22.2% in the 2018 period, an increase of 32 basis points, primarily due to expenses of $31.0 million related to certain legal matters.

●	Operating profit increased 5.9% to $577.8 million in the 2019 period compared to $545.5 million in the 2018 period.

●	Interest expense decreased by $0.6 million to $24.8 million in the 2019 period primarily due to lower weighted average borrowings.

●	The effective income tax rate for the 2019 period was 22.9% compared to a rate of 21.5% for the 2018 period primarily due to increases in state income taxes.

●	Net income was $426.6 million, or $1.65 per diluted share, in the 2019 period compared to net income of $407.2 million, or $1.52 per diluted share, in the 2018 period.

Highlights of the first half of 2019 include:

●	Cash generated from operating activities was $1.13 billion for the 2019 period, an increase of 3.0% over $1.10 billion in the comparable 2018 period.

●	Total cash dividends of $165.1 million, or $0.64 per share, were paid during the 2019 period, compared to $154.7 million, or $0.58 per share, in the comparable 2018 period.

●	Inventory turnover was 4.5 times on a rolling four-quarter basis. On a per store basis, inventories at August 2, 2019 increased by 7.5% over the balances at August 3, 2018.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year periods as compared with the prior year periods as well as our financial condition at August 2, 2019.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2019 and 2018, which represent the 52-week fiscal years ending or ended January 31, 2020 and February 1, 2019, respectively. References to the second quarter accounting periods for 2019 and 2018 contained herein refer to the 13-week accounting periods ended August 2, 2019 and August 3, 2018, respectively.

Seasonality. The nature of our business is somewhat seasonal. Primarily because of sales of Christmas-related merchandise, operating profit in our fourth quarter (November, December and January) has historically been higher than operating profit in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

The following table contains results of operations data for the second 13-week periods and the 26-week periods of 2019 and 2018, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2019 vs. 2018		26 Weeks Ended		2019 vs. 2018
(amounts in millions, except	August 2,	August 3,	Amount	%	August 2,	August 3,	Amount	%
per share amounts)	2019	2018	Change	Change	2019	2018	Change	Change
Net sales by category:
Consumables	$5,428.0	$4,988.1	$439.9	8.8%	$10,641.2	$9,760.5	$880.7	9.0%
% of net sales	77.75%	77.41%			78.22%	77.72%
Seasonal	854.1	792.5	61.6	7.8	1,591.1	1,483.5	107.5	7.2
% of net sales	12.23%	12.30%			11.69%	11.81%
Home products	375.1	345.2	29.9	8.7	750.8	699.8	51.0	7.3
% of net sales	5.37%	5.36%			5.52%	5.57%
Apparel	324.6	317.6	7.0	2.2	621.9	614.0	7.9	1.3
% of net sales	4.65%	4.93%			4.57%	4.89%
Net sales	$6,981.8	$6,443.3	$538.4	8.4%	$13,604.9	$12,557.8	$1,047.2	8.3%
Cost of goods sold	4,832.8	4,468.4	364.4	8.2	9,453.7	8,720.7	733.1	8.4
% of net sales	69.22%	69.35%			69.49%	69.44%
Gross profit	2,148.9	1,974.9	174.1	8.8	4,151.2	3,837.1	314.1	8.2
% of net sales	30.78%	30.65%			30.51%	30.56%
Selling, general and administrative expenses	1,571.2	1,429.4	141.8	9.9	3,061.2	2,801.5	259.7	9.3
% of net sales	22.50%	22.18%			22.50%	22.31%
Operating profit	577.8	545.5	32.3	5.9	1,090.0	1,035.7	54.4	5.2
% of net sales	8.28%	8.47%			8.01%	8.25%
Interest expense	24.8	25.5	(0.6)	(2.5)	50.7	50.2	0.5	1.0
% of net sales	0.36%	0.39%			0.37%	0.40%
Other (income) expense	—	1.0	(1.0)	(100.0)	—	1.0	(1.0)	(100.0)
% of net sales	0.00%	0.02%			0.00%	0.01%
Income before income taxes	553.0	519.0	34.0	6.5	1,039.3	984.4	54.9	5.6
% of net sales	7.92%	8.05%			7.64%	7.84%
Income tax expense	126.4	111.8	14.6	13.1	227.7	212.3	15.4	7.2
% of net sales	1.81%	1.73%			1.67%	1.69%
Net income	$426.6	$407.2	$19.3	4.7%	$811.6	$772.1	$39.5	5.1%
% of net sales	6.11%	6.32%			5.97%	6.15%
Diluted earnings per share	$1.65	$1.52	$0.13	8.6%	$3.13	$2.88	$0.25	8.7%

13 WEEKS ENDED AUGUST 2, 2019 AND AUGUST 3, 2018

Net Sales. The net sales increase in the 2019 period reflects a same-store sales increase of 4.0% compared to the 2018 period. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2019 period, there were 14,764 same-stores which accounted for sales of $6.6 billion. The increase in same-store sales reflects an increase in average transaction amount driven by higher average item retail prices, as well as an increase in customer traffic. Same-store sales increased in the consumables, seasonal and home products categories and declined in the apparel category. The net sales increase was also positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2019 period, gross profit increased by 8.8%, and as a percentage of net sales increased by 13 basis points to 30.8% compared to the 2018 period. A reduction in markdowns as a percentage of net sales and higher initial markups on inventory purchases each contributed to the increase in the gross profit rate. These factors were partially offset by higher shrink, increased distribution costs, and a greater proportion of sales coming from the consumables category, which generally has a lower gross profit rate than our other product categories, and sales of lower margin products comprising a higher proportion of sales within the consumables category.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 22.5% as a percentage of net sales in the 2019 period compared to 22.2% in the comparable 2018 period, an increase of 32 basis points. We recorded expenses of $31.0 million, or 44 basis points, in the 2019 period reflecting our estimate for the settlement of legal matters discussed in Note 7 to the condensed consolidated financial statements. These results also reflect an increase in expenses for store supplies. These items were partially offset by lower utilities costs as a percentage of sales and reductions in benefits costs, workers’ compensation and general liability expenses.

Interest Expense. Interest expense decreased by $0.6 million to $24.8 million in the 2019 period primarily due to lower average outstanding borrowings. See Liquidity and Capital Resources.

Income Taxes. The effective income tax rate for the 2019 period was 22.9% compared to a rate of 21.5% for the 2018 period which represents a net increase of 1.4 percentage points. The tax rate for the 2019 period was higher than the comparable 2018 period primarily due to an increase in state income taxes resulting from law changes, which was partially offset by greater tax benefits associated with share-based compensation.

26 WEEKS ENDED AUGUST 2, 2019 AND AUGUST 3, 2018

Net Sales. The net sales increase in the 2019 period reflects a same-store sales increase of 3.9% compared to the 2018 period. For the 2019 period, there were 14,764 same-stores which accounted for sales of $12.9 billion. The increase in same-store sales reflects increases in average transaction amount and customer traffic. The increase in average transaction amount was driven by higher average retail prices per transaction. Same-store sales increased in the consumables, seasonal and home products categories and declined in the apparel category. The net sales increase was also positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2019 period, gross profit increased by 8.2%, and as a percentage of net sales decreased by 5 basis points to 30.5% compared to the 2018 period. Increased distribution costs, and a greater proportion of sales of consumables, which generally have a lower gross profit rate than our other product categories, and the sales of lower margin products comprising a higher proportion of consumables sales, contributed to the decrease in the gross profit rate. These factors were partially offset by a reduction in markdowns as a percentage of net sales and higher initial markups on inventory purchases.

Selling, General & Administrative Expenses. SG&A was 22.5% as a percentage of net sales in the 2019 period compared to 22.3% in the comparable 2018 period, an increase of 19 basis points. We recorded expenses of $31.0 million, or 23 basis points, in the 2019 period reflecting our estimate for the settlement of legal matters discussed in Note 7 to the condensed consolidated financial statements. These expenses were partially offset by lower utilities costs as a percentage of sales and reductions in workers’ compensation and general liability expenses.

Interest Expense. Interest expense increased by $0.5 million to $50.7 million in the 2019 period primarily due to higher weighted average borrowing rates.

Income Taxes. The effective income tax rate for the 2019 period was 21.9% compared to a rate of 21.6% for the 2018 period which represents a net increase of 0.3 percentage points. The tax rate for the 2019 period was higher than the comparable 2018 period primarily due to an increase in state income taxes resulting from law changes, which was partially offset by greater tax benefits associated with share-based compensation.

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

Liquidity and Capital Resources

At August 2, 2019, we had a $1.25 billion unsecured revolving credit agreement (the “Revolving Facility”), $2.5 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability of up to $1.0 billion. At August 2, 2019, we had total consolidated outstanding debt (including the current portion of long-term obligations) of $2.6 billion, which includes commercial paper borrowings (“CP Notes”) and senior notes, all of which are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described below.

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

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of August 2, 2019 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of August 2, 2019, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 2, 2019, we were in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of August 2, 2019, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $6.7 million, and borrowing availability of $1.24 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $976.1 million at August 2, 2019. In addition, as of August 2, 2019 we had outstanding letters of credit of $42.7 million which were issued pursuant to separate agreements.

Commercial Paper

As of August 2, 2019, our condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $86.2 million classified as long-term obligations due to our intent and ability to refinance these obligations as long-term debt. An additional $181.0 million of outstanding CP Notes were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet. We may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of August 2, 2019, the consolidated outstanding CP Notes had a weighted average borrowing rate of 2.5%.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 55% of our total assets exclusive of goodwill, operating lease assets, and other intangible assets as of August 2, 2019. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the “2019 period” and the “2018 period” in the discussion of “Cash flows from operating activities,” “Cash flows from investing activities,” and “Cash flows from financing activities” below refer to the 26-week periods ended August 2, 2019 and August 3, 2018, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $1.13 billion in the 2019 period, which represents a $33.2 million increase compared to the 2018 period. Net income increased by $39.5 million in the 2019 period over the 2018 period. Changes in merchandise inventories resulted in a $321.1 million decrease in the 2019 period as compared to a decrease of $292.9 million in the 2018 period. Changes in accounts payable resulted in a $323.2 million increase in the 2019 period compared to a $270.9 million increase in the 2018 period, due primarily to the timing of receipts and payments. Changes in income taxes in the 2019 period compared to the 2018 period are primarily due to the timing of payments for income taxes.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 8% in the 2019 period and also increased 8% in the 2018 period, with changes in our four inventory categories as follows: consumables increased by 8% compared to a 11% increase; seasonal increased 9% compared to a 5% increase; home products increased by 15% compared to a 5% increase; and apparel decreased by 5% compared to a 3% decrease.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2019 period included the following approximate amounts: $136 million for improvements, upgrades, remodels and relocations of existing stores; $68 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $54 million for distribution and transportation-related capital expenditures; and $28 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2019 period, we opened 489 new stores and remodeled or relocated 699 stores.

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

Cash flows from financing activities. In the 2018 period, net proceeds from the issuance of the 2028 Senior Notes were $499.5 million and we redeemed all outstanding 1.875% senior notes due 2018 for $400.0 million. Net commercial paper borrowings decreased by $280.7 million in the 2019 period and decreased by $149.4 million in the 2018 period. There were no borrowings or repayments under the Revolving Facility during the 2019 or 2018 periods. Also during the 2019 and 2018 periods, we repurchased 3.0 million and 3.7 million shares of our common stock at a total cost of $385.0 million and $349.5 million, respectively, and paid cash dividends of $165.1 million and $154.7 million, respectively.

Share Repurchase Program

At August 2, 2019, our common stock repurchase program had a total remaining authorization of approximately $1.0 billion. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more information about our share repurchase program, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 1, 2019.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended August 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information regarding purchases of our common stock made during the quarter ended August 2, 2019 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(a)	or Programs(a)
05/04/19-05/31/19	39,505	$126.57	39,505	$1,141,137,000
06/01/19-06/30/19	681,385	$135.02	681,385	$1,049,138,000
07/01/19-08/02/19	631,935	$139.24	631,935	$961,150,000
Total	1,352,825	$136.74	1,352,825	$961,150,000
(a)	On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on March 13, 2019 to increase the repurchase authorization by $1.0 billion, bringing the total value of authorized share repurchases under the program to $7.0 billion. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date.

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “aim,” “goal,” “opportunity,” “intend,” “could,” “can,” “would,” “committed,” “likely,” “scheduled,” “predict,” “seek,” “potential,” “strive,” “subject to,” “focused on,” or “continue,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including the number of planned store openings, remodels and relocations, store format plans, progress of strategic (including our non-consumables initiative, DG Fresh, and Fast Track), merchandising and margin enhancing initiatives, trends in sales of consumable and non-consumable products, results of the investment in and training of our personnel; potential future stock repurchases and cash dividends; anticipated borrowing under the Revolving Facility and our commercial paper program; the potential impact of legal or regulatory changes and our responses thereto, including the potential impact of tariffs imposed by the U.S. government; efforts to improve distribution and transportation efficiencies, including anticipated timing of distribution center openings; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

Forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements include, without limitation:

●	economic factors, including but not limited to employment levels; inflation; higher fuel, energy, health care and housing costs, interest rates, consumer debt levels, and tax rates; tax law changes that negatively affect credits and refunds; lack of available credit; decreases in, or elimination of, government subsidies such as unemployment and food assistance programs; commodity rates; transportation, lease and insurance costs; wage rates; foreign exchange rate fluctuations; measures that create barriers to or increase the costs of international trade (including increased import duties or tariffs); and changes in laws and regulations, and their effect on, as applicable, customer spending and disposable income, our ability to execute our strategies and initiatives, our cost of goods sold, and our SG&A expenses (including real estate costs);

●	failure to achieve or sustain our strategies and initiatives, including those relating to merchandising, real estate and new store development, store formats, digital, shrink, sourcing, private brand, inventory management, supply chain, store operations, store formats, expense reduction, and technology;

●	failure to timely and cost-effectively execute our real estate projects or to anticipate or successfully address the challenges imposed by our expansion, including into new states or metro areas;

●	competitive pressures and changes in the competitive environment and the geographic and product markets where we operate, including, but not limited to, pricing, expanded availability of mobile, web-based and other digital technologies, and consolidation;

●	levels of inventory shrinkage;

●	failure to successfully manage inventory balances;

●	failure to maintain the security of information that we hold relating to proprietary business information or our customers, employees and vendors;

●	a significant disruption to our distribution network, to the capacity of our distribution centers or to the timely receipt of inventory, or delays in constructing or opening new distribution centers;

●	risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade;

●	product liability, product recall or other product safety or labeling claims;

●	the impact of changes in or noncompliance with governmental regulations and requirements (including, but not limited to, those relating to environmental compliance, product and food safety, labeling and sales, information security and privacy, labor and employment, employee wages, and consumer protection, as well as tax laws, the interpretation of existing tax laws, or our failure to sustain our reporting positions negatively affecting our tax rate) and developments in or outcomes of private actions, class actions, multi-district litigation, administrative proceedings, regulatory actions or other litigation;

●	incurrence of material uninsured losses, excessive insurance costs or accident costs;

●	natural disasters, unusual weather conditions (whether or not caused by climate change), pandemic outbreaks, terrorist acts and geo-political events;

●	damage or interruption to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing or implementing new technology;

●	failure to attract, train and retain qualified employees while controlling labor costs and other labor issues;

●	loss of key personnel or inability to hire additional qualified personnel;

●	risks associated with our private brands, including, but not limited to, our level of success in improving their gross profit rate;

●	seasonality of our business;

●	deterioration in market conditions, including market disruptions, limited liquidity and interest rate fluctuations, or changes in our credit profile;

●	new accounting guidance or changes in the interpretation or application of existing guidance;

●	factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended February 1, 2019; and

●	factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

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

EXHIBIT INDEX

10.1	Dollar General Corporation Executive Relocation Policy, as amended (effective August 27, 2019)

10.2

Amended Schedule of Senior Vice President-level Executive Officers who have executed a Senior Vice President Employment Agreement in the form filed as Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2018, filed with the SEC on May 31, 2018 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2019, filed with the SEC on May 30, 2019 (file no. 001-11421))

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2019, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2019 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	August 29, 2019	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer