Form 10-Q
period 2019-11-01
DOLLAR GENERAL CORP
filed 2019-12-05
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2019

or

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

The Registrant had 254,600,137 shares of common stock outstanding on November 29, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 1,	February 1,
	2019	2019
ASSETS	(Unaudited)	(see Note 1)
Current assets:
Cash and cash equivalents	$276,076	$235,487
Merchandise inventories	4,496,377	4,097,004
Income taxes receivable	103,188	57,804
Prepaid expenses and other current assets	192,901	272,725
Total current assets	5,068,542	4,663,020
Net property and equipment	3,131,073	2,970,806
Operating lease assets	8,639,378	—
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,059	1,200,217
Other assets, net	35,149	31,406
Total assets	$22,412,790	$13,204,038
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$555	$1,950
Current portion of operating lease liabilities	940,504	—
Accounts payable	2,844,171	2,385,469
Accrued expenses and other	717,467	618,405
Income taxes payable	3,341	10,033
Total current liabilities	4,506,038	3,015,857
Long-term obligations	2,762,490	2,862,740
Long-term operating lease liabilities	7,688,923	—
Deferred income taxes	634,041	609,687
Other liabilities	173,003	298,361
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	222,775	227,072
Additional paid-in capital	3,308,160	3,252,421
Retained earnings	3,120,738	2,941,107
Accumulated other comprehensive loss	(3,378)	(3,207)
Total shareholders’ equity	6,648,295	6,417,393
Total liabilities and shareholders' equity	$22,412,790	$13,204,038

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	November 1,	November 2,	November 1,	November 2,
	2019	2018	2019	2018
Net sales	$6,991,393	$6,417,462	$20,596,331	$18,975,234
Cost of goods sold	4,926,307	4,522,403	14,380,033	13,243,053
Gross profit	2,065,086	1,895,059	6,216,298	5,732,181
Selling, general and administrative expenses	1,573,669	1,452,916	4,634,869	4,254,378
Operating profit	491,417	442,143	1,581,429	1,477,803
Interest expense	24,264	24,586	75,007	74,810
Other (income) expense	—	—	—	1,019
Income before income taxes	467,153	417,557	1,506,422	1,401,974
Income tax expense	101,603	83,415	329,304	295,743
Net income	$365,550	$334,142	$1,177,118	$1,106,231
Earnings per share:
Basic	$1.43	$1.26	$4.57	$4.15
Diluted	$1.42	$1.26	$4.54	$4.14
Weighted average shares outstanding:
Basic	256,041	264,490	257,618	266,404
Diluted	257,699	265,522	259,022	267,294

Dividends per share	$0.32	$0.29	$0.96	$0.87

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 39 weeks ended
	November 1,	November 2,	November 1,	November 2,
	2019	2018	2019	2018
Net income	$365,550	$334,142	$1,177,118	$1,106,231
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $86, $86, $258, and $258, respectively	243	243	730	730
Comprehensive income	$365,793	$334,385	$1,177,848	$1,106,961

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, August 2, 2019	257,068	$224,935	$3,292,902	$3,234,944	$(3,621)	$6,749,160
Net income	—	—	—	365,550	—	365,550
Dividends paid, $0.32 per common share	—	—	—	(81,640)	—	(81,640)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	243	243
Share-based compensation expense	—	—	11,100	—	—	11,100
Repurchases of common stock	(2,527)	(2,211)	—	(398,116)	—	(400,327)
Other equity and related transactions	59	51	4,158	—	—	4,209
Balances, November 1, 2019	254,600	$222,775	$3,308,160	$3,120,738	$(3,378)	$6,648,295

Balances, August 3, 2018	265,532	$232,340	$3,222,233	$2,928,064	$(3,695)	$6,378,942
Net income	—	—	—	334,142	—	334,142
Dividends paid, $0.29 per common share	—	—	—	(76,519)	—	(76,519)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	243	243
Share-based compensation expense	—	—	9,412	—	—	9,412
Repurchases of common stock	(2,771)	(2,424)	—	(295,540)	—	(297,964)
Other equity and related transactions	121	106	7,525	—	1	7,632
Balances, November 2, 2018	262,882	$230,022	$3,239,170	$2,890,147	$(3,451)	$6,355,888

Balances, February 1, 2019	259,511	$227,072	$3,252,421	$2,941,107	$(3,207)	$6,417,393
Net income	—	—	—	1,177,118	—	1,177,118
Dividends paid, $0.96 per common share	—	—	—	(246,787)	—	(246,787)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	730	730
Share-based compensation expense	—	—	35,605	—	—	35,605
Repurchases of common stock	(5,566)	(4,870)	—	(780,431)	—	(785,301)
Transition adjustment upon adoption of leases accounting standard (see Note 1)	—	—	—	28,830	—	28,830
Other equity and related transactions	655	573	20,134	901	(901)	20,707
Balances, November 1, 2019	254,600	$222,775	$3,308,160	$3,120,738	$(3,378)	$6,648,295

Balances, February 2, 2018	268,733	$235,141	$3,196,462	$2,698,352	$(4,181)	$6,125,774
Net income	—	—	—	1,106,231	—	1,106,231
Dividends paid, $0.87 per common share	—	—	—	(231,267)	—	(231,267)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	730	730
Share-based compensation expense	—	—	31,191	—	—	31,191
Repurchases of common stock	(6,456)	(5,649)	—	(641,853)	—	(647,502)
Transition adjustment upon adoption of intra-entity transfers accounting standard (see Note 1)	—	—	—	(41,316)	—	(41,316)
Other equity and related transactions	605	530	11,517	—	—	12,047
Balances, November 2, 2018	262,882	$230,022	$3,239,170	$2,890,147	$(3,451)	$6,355,888

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	November 1,	November 2,
	2019	2018
Cash flows from operating activities:
Net income	$1,177,118	$1,106,231
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	372,378	336,363
Deferred income taxes	14,308	25,790
Loss on debt retirement	—	1,019
Noncash share-based compensation	35,605	31,191
Other noncash (gains) and losses	10,531	26,623
Change in operating assets and liabilities:
Merchandise inventories	(401,006)	(388,113)
Prepaid expenses and other current assets	(24,345)	(13,559)
Accounts payable	425,414	310,552
Accrued expenses and other liabilities	108,906	84,008
Income taxes	(52,076)	(5,649)
Other	(5,723)	(339)
Net cash provided by (used in) operating activities	1,661,110	1,514,117
Cash flows from investing activities:
Purchases of property and equipment	(518,051)	(550,916)
Proceeds from sales of property and equipment	1,910	1,835
Net cash provided by (used in) investing activities	(516,141)	(549,081)
Cash flows from financing activities:
Issuance of long-term obligations	—	499,495
Repayments of long-term obligations	(525)	(576,977)
Net increase (decrease) in commercial paper outstanding	(90,800)	(23,200)
Costs associated with issuance and retirement of debt	(1,675)	(4,384)
Repurchases of common stock	(785,301)	(647,502)
Payments of cash dividends	(246,776)	(231,228)
Other equity and related transactions	20,697	12,007
Net cash provided by (used in) financing activities	(1,104,380)	(971,789)
Net increase (decrease) in cash and cash equivalents	40,589	(6,753)
Cash and cash equivalents, beginning of period	235,487	267,441
Cash and cash equivalents, end of period	$276,076	$260,688
Supplemental schedule of noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$1,311,734	$—
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$96,950	$79,627

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of November 1, 2019 and results of operations for the 13-week and 39-week accounting periods ended November 1, 2019 and November 2, 2018 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $3.2 million and $12.5 million in the respective 13-week periods, and $9.7 million and $18.0 million in the respective 39-week periods, ended November 1, 2019 and November 2, 2018. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

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

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended November 1, 2019			13 Weeks Ended November 2, 2018
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$365,550	256,041	$1.43	$334,142	264,490	$1.26
Effect of dilutive share-based awards		1,658			1,032
Diluted earnings per share	$365,550	257,699	$1.42	$334,142	265,522	$1.26

	39 Weeks Ended November 1, 2019			39 Weeks Ended November 2, 2018
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$1,177,118	257,618	$4.57	$1,106,231	266,404	$4.15
Effect of dilutive share-based awards		1,404			890
Diluted earnings per share	$1,177,118	259,022	$4.54	$1,106,231	267,294	$4.14

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 0.1 million and 0.7 million in the respective 13-week periods, and 0.4 million and 0.8 million in the respective 39-week periods, ended November 1, 2019 and November 2, 2018.

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

The Company’s 2015 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2016 through 2018 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, with few exceptions, the Company’s 2016 and later tax years remain open for examination by the various state taxing authorities.

As of November 1, 2019, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $5.0 million, $0.4 million and $0.0 million, respectively, for a total of $5.4 million. This total amount is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions is not expected to be reduced in the coming twelve months as a result of expiring statutes of limitations. As of November 1, 2019, approximately $5.0 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 39-week periods ended November 1, 2019 were 21.7% and 21.9%, respectively, compared to rates of 20.0% and 21.1%, respectively, for the 13-week and 39-week periods ended November 2, 2018. The tax rates for the 13-week and 39-week periods in 2019 were higher than the comparable 13-week and 39-week periods in 2018 primarily due to an increase in income taxes resulting from changes in state income tax laws and a federal income tax benefit arising from the TCJA in the 2018 periods that did not reoccur in the comparable 2019 periods. Partially offsetting these factors were greater tax benefits associated with share-based compensation in the 2019 39-week period compared to the same period in 2018, which reduced the income tax rate.

4.Leases

As of November 1, 2019, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Many of the Company’s store locations are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of up to 15 years. The Company does not control build-to-suit properties during the construction period. Store locations not subject to build-to-suit arrangements are typically shorter-term leases. Certain of the Company’s leased store locations have variable payments based upon actual costs of common area maintenance, real estate taxes and property and liability insurance. In addition, some of the Company’s leased store locations have provisions for variable payments based upon a specified percentage of defined sales volume. The Company’s leased distribution facilities are subject to operating lease agreements, with the exception of one distribution facility which is subject to a financing transaction. The Company’s lease agreements generally do not contain material restrictive covenants.

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

All of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheet. At November 1, 2019, the weighted-average remaining lease term for the Company’s leases is 10.2 years, and the weighted average discount rate is 4.3%. For the 39-week period ended November 1, 2019, operating lease cost of $944.8 million and variable lease cost of $180.7 million were reflected as selling, general and administrative expenses in the condensed consolidated statement of income. Cash paid for amounts included in the measurement of operating lease liabilities of $949.0 million was reflected in cash flows from operating activities in the condensed consolidated statement of cash flows for the 39-week period ended November 1, 2019.

The scheduled maturity of the Company’s operating lease liabilities is as follows:

(In thousands)
2019	$324,865
2020	1,276,770
2021	1,224,926
2022	1,158,951
2023	1,089,967
Thereafter	5,551,316
Total lease payments (a)	10,626,795
Less imputed interest	(1,997,368)
Present value of lease liabilities	$8,629,427
a)	Excludes approximately $0.7 billion of legally binding minimum lease payments for leases signed which have not yet commenced.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	November 1,	February 1,
(In thousands)	2019	2019
Revolving Facility	$—	$—
3.250% Senior Notes due April 15, 2023 (net of discount of $900 and $1,084)	899,100	898,916
4.150% Senior Notes due November 1, 2025 (net of discount of $507 and $562)	499,493	499,438
3.875% Senior Notes due April 15, 2027 (net of discount of $346 and $375)	599,654	599,625
4.125% Senior Notes due May 1, 2028 (net of discount of $439 and $471)	499,561	499,529
Unsecured commercial paper notes	276,100	366,900
Capital lease obligations	—	10,977
Tax increment financing due February 1, 2035	5,835	6,360
Debt issuance costs, net	(16,698)	(17,055)
	2,763,045	2,864,690
Less: current portion	(555)	(1,950)
Long-term portion	$2,762,490	$2,862,740

On September 10, 2019, the Company entered into an amended and restated credit agreement, providing for a $1.25 billion unsecured five-year revolving credit facility (the “Revolving Facility”) of which up to $175.0 million is available for letters of credit.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of November 1, 2019 was 1.015% for LIBOR borrowings and 0.015% for base-

rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of November 1, 2019, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 1, 2019, the Company was in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of November 1, 2019, the Company had no outstanding borrowings, outstanding letters of credit of $6.7 million, and borrowing availability of $1.24 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $786.2 million. In addition, as of November 1, 2019, the Company had outstanding letters of credit of $43.1 million which were issued pursuant to separate agreements.

As of November 1, 2019, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of November 1, 2019, the Company’s condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $276.1 million classified as long-term obligations due to its intent and ability to refinance these obligations as long-term debt. An additional $181.0 million of outstanding CP Notes were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the condensed consolidated balance sheet. As of November 1, 2019, the outstanding CP Notes had a weighted average borrowing rate of 1.9%.

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

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of November 1, 2019.

The following table presents the Company’s liabilities required to be measured at fair value as of November 1, 2019, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	November 1,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2019
Liabilities:
Long-term obligations (a)	$2,678,489	$281,935	$—	$2,960,424
Deferred compensation (b)	27,689	—	—	27,689
(a)	Included in the condensed consolidated balance sheet at book value as Current portion of long-term obligations of $555 and Long-term obligations of $2,762,490.
(b)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $2,889 and noncurrent Other liabilities of $24,800.

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

The Company is vigorously defending these matters and believes that the labeling, marketing and sale of its private-label motor oil comply with applicable federal and state requirements and are not misleading. The Company further believes that these matters are not appropriate for class or similar treatment. At this time, however, it is not possible to predict whether these matters ultimately will be permitted to proceed as a class or in a similar fashion or the size of any putative class or classes. Likewise, no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise. Based on its belief that a loss in this matter is both probable and reasonably estimable, during the 13-week period ended August 2, 2019, the Company recorded an accrual for an amount that is immaterial to the Company’s consolidated financial statements as a whole.

8.	Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of November 1, 2019, all of the Company’s operations were located within the United States with the exception of certain product sourcing operations in Hong Kong and China, which collectively are not material with regard to assets, results of operations or otherwise to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(in thousands)	2019	2018	2019	2018
Classes of similar products:
Consumables	$5,523,157	$5,058,839	$16,164,317	$14,819,290
Seasonal	750,843	687,640	2,341,914	2,171,184
Home products	400,934	371,833	1,151,715	1,071,627
Apparel	316,459	299,150	938,385	913,133
Net sales	$6,991,393	$6,417,462	$20,596,331	$18,975,234

9.	Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. Most recently, on December 3, 2019, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program and as of that date, a cumulative total of $8.0 billion had been authorized under the program since its inception and approximately $1.6 billion remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings, including under the Company’s Revolving Facility and issuance of CP Notes discussed in further detail in Note 5.

Pursuant to its common stock repurchase program, during the 39-week periods ended November 1, 2019 and November 2, 2018, the Company repurchased in the open market approximately 5.6 million shares of its common stock at a total cost of $785.3 million and approximately 6.5 million shares of its common stock at a total cost of $647.5 million, respectively.

The Company paid a quarterly cash dividend of $0.32 per share during each of the first three quarters of 2019. On December 4, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.32 per share, which is payable on or before January 21, 2020 to shareholders of record on January 7, 2020. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of November 1, 2019, the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the thirteen and thirty-nine week periods ended November 1, 2019 and November 2, 2018, the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 1, 2019 and November 2, 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

December 5, 2019
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

Executive Overview

We are among the largest discount retailers in the United States by number of stores, with 16,094 stores located in 44 states as of November 1, 2019, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

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

We continue to make progress on and invest in certain strategic initiatives that we believe will help drive profitable sales growth and capture long-term growth opportunities. Such opportunities include leveraging existing and developing new digital tools and technology to provide our customers with additional shopping access points and even greater convenience. Additionally, we tested a refreshed approach to our non-consumable product offerings in 2018, and have implemented this initiative in more than 2,100 stores through the end of the 2019 third quarter. This merchandising strategy offers a new, differentiated and limited assortment that will change throughout the year. As we extend this initiative more broadly, our goal is to continue to improve the shopping experience while delivering exceptional value within key areas of our non-consumable categories.

We are continuing our rollout of the “DG Fresh” initiative, a self-distribution model for fresh and frozen products that is designed to enhance sales, reduce product costs, improve our in-stock position and enhance item assortment. We are currently operating four DG Fresh distribution facilities, which are serving approximately 4,900 stores as of November 1, 2019.

Tariffs on products from China, as applied to both our direct imports and domestic purchases, did not have a material impact on our financial results through the first three quarters of 2019. Effective May 10, 2019, tariff rates on certain products from China increased from 10% to 25%. Additionally, a 15% tariff on a fourth list of products went into effect, in part, on September 1, 2019, with the tariff on the remaining items on this list scheduled to go into effect on December 15, 2019. We believe we can mitigate the potential sales and margin impact of such increased tariffs on our financial results for the remainder of 2019, particularly in light of our performance through the end of the third quarter of 2019, through various sourcing, merchandising and pricing efforts. However, these and additional increases in tariff rates (such as the scheduled October 2019 increase which was indefinitely postponed) or expansions of products subject to tariffs, if any, may have a more significant impact on our future business. Further, as noted above, changes in trade policy that result in higher prices for our customers may negatively impact their budgets, and consequently, their spending. There can be no assurance we will be successful in our efforts to mitigate the impacts of existing or future tariffs in whole or in part, including but not limited to any impacts on customer spending.

To support our other operating priorities, we remain focused on capturing growth opportunities. Through the first three quarters of 2019, we opened 769 new stores, remodeled 928 stores, and relocated 75 stores. For 2019, we plan to open approximately 975 new stores, remodel approximately 1,000 stores, and relocate approximately 100 stores for a total of 2,075 real estate projects. In our fiscal 2020 year, we plan to open approximately 1,000 new stores, remodel approximately 1,500 stores, and relocate approximately 80 stores for a total of 2,580 real estate projects.

We continue to innovate within our channel and are able to utilize the most productive of our various store formats based on the specific market opportunity. We expect that our traditional 7,300 square foot store format will continue to be the primary store layout for new stores in 2019. This traditional store layout now incorporates higher-capacity coolers in the majority of projects. We expect approximately 500 of the planned 1,000 remodels in 2019 to use a higher-cooler-count store format that enables us to offer an increased selection of perishable items. In 2020, we expect approximately 1,125 of our planned 1,500 remodels to use a higher-cooler count format, with the traditional store format the primary store layout for the remainder of the real estate projects. The acceleration of remodels in 2020 and the increased usage of the higher-cooler-count formats is expected to allow us to capture additional growth opportunities within our existing markets. In addition, our smaller format store (less than 6,000 square feet) is expected to allow us to capture growth opportunities in metropolitan areas as well as in rural areas with a low number of households. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

To support our new store growth and drive productivity, we continue to make investments in our traditional distribution center network for non-refrigerated merchandise. We began shipping from our distribution centers in Longview, Texas and Amsterdam, New York in January 2019 and December 2019, respectively.

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

We also have launched “Fast Track”, an initiative aimed at further enhancing our convenience proposition and in-stock position as well as increasing labor productivity within our stores. The first phase of Fast Track involves sorting process optimization within our distribution centers, as well as increased shelf-ready packaging, to allow for greater store-level stocking efficiencies, followed by the second-phase pilot of a self-checkout option in a limited number of stores. We have completed the sorting process optimization at nine of our non-refrigerated distribution centers, and we expect this process to be completed at the remaining eight non-refrigerated distribution centers by the end of the year. Additionally, we have launched the self-checkout pilot in a select number of stores. These and certain other strategic initiatives will require us to incur upfront expenses for which, in some respects, there may not be an immediate or acceptable return in terms of sales or enhanced profitability.

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

To further enhance shareholder returns, we repurchased shares of our common stock and paid a quarterly cash dividend in the third quarter of 2019. We intend to continue our share repurchase activity, and to pay quarterly cash dividends, throughout 2019, subject to Board discretion and approval.

Highlights of our 2019 third quarter results of operations compared to the 2018 third quarter and our financial condition at November 1, 2019 are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales increased 8.9% to $6.99 billion. Sales in same-stores increased 4.6% reflecting increases in average transaction amount and customer traffic. Average sales per square foot for all stores over the 52-week period ended November 1, 2019 was $236.

●	Gross profit, as a percentage of net sales, was 29.5% in the 2019 period and 29.5% in the 2018 period, an increase of 1 basis point, reflecting higher initial inventory markups and favorable markdowns mostly offset by higher transportation and distribution costs and higher shrink.

●	SG&A expense, as a percentage of net sales, was 22.5% in the 2019 period compared to 22.6% in the 2018 period, a decrease of 13 basis points, primarily due to greater hurricane-related expenses in the prior year period.

●	Operating profit increased 11.1% to $491.4 million in the 2019 period compared to $442.1 million in the 2018 period.

●	The effective income tax rate for the 2019 period was 21.7% compared to a rate of 20.0% for the 2018 period primarily due to changes in state income tax laws and a federal income tax benefit arising from the TCJA in the 2018 period that did not recur in the 2019 period.

●	Net income was $365.6 million, or $1.42 per diluted share, in the 2019 period compared to net income of $334.1 million, or $1.26 per diluted share, in the 2018 period.

Highlights of the year-to-date period of 2019 include:

●	Cash generated from operating activities was $1.66 billion for the 2019 period, an increase of 9.7% over $1.51 billion in the comparable 2018 period.

●	Total cash dividends of $246.8 million, or $0.96 per share, were paid during the 2019 period, compared to $231.2 million, or $0.87 per share, in the comparable 2018 period.

●	Inventory turnover was 4.5 times on a rolling four-quarter basis. On a per store basis, inventories at November 1, 2019 increased by 6.9% over the balances at November 2, 2018.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year periods as compared with the prior year periods as well as our financial condition at November 1, 2019.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2019 and 2018, which represent the 52-week fiscal years ending or ended January 31, 2020 and February 1, 2019, respectively. References to the third quarter accounting periods for 2019 and 2018 contained herein refer to the 13-week accounting periods ended November 1, 2019 and November 2, 2018, respectively.

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

The following table contains results of operations data for the third 13-week periods and the 39-week periods of 2019 and 2018, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2019 vs. 2018		39 Weeks Ended		2019 vs. 2018
(amounts in millions, except	November 1,	November 2,	Amount	%	November 1,	November 2,	Amount	%
per share amounts)	2019	2018	Change	Change	2019	2018	Change	Change
Net sales by category:
Consumables	$5,523.2	$5,058.8	$464.3	9.2%	$16,164.3	$14,819.3	$1,345.0	9.1%
% of net sales	79.00%	78.83%			78.48%	78.10%
Seasonal	750.8	687.6	63.2	9.2	2,341.9	2,171.2	170.7	7.9
% of net sales	10.74%	10.72%			11.37%	11.44%
Home products	400.9	371.8	29.1	7.8	1,151.7	1,071.6	80.1	7.5
% of net sales	5.73%	5.79%			5.59%	5.65%
Apparel	316.5	299.2	17.3	5.8	938.4	913.1	25.3	2.8
% of net sales	4.53%	4.66%			4.56%	4.81%
Net sales	$6,991.4	$6,417.5	$573.9	8.9%	$20,596.3	$18,975.2	$1,621.1	8.5%
Cost of goods sold	4,926.3	4,522.4	403.9	8.9	14,380.0	13,243.1	1,137.0	8.6
% of net sales	70.46%	70.47%			69.82%	69.79%
Gross profit	2,065.1	1,895.1	170.0	9.0	6,216.3	5,732.2	484.1	8.4
% of net sales	29.54%	29.53%			30.18%	30.21%
Selling, general and administrative expenses	1,573.7	1,452.9	120.8	8.3	4,634.9	4,254.4	380.5	8.9
% of net sales	22.51%	22.64%			22.50%	22.42%
Operating profit	491.4	442.1	49.3	11.1	1,581.4	1,477.8	103.6	7.0
% of net sales	7.03%	6.89%			7.68%	7.79%
Interest expense	24.3	24.6	(0.3)	(1.3)	75.0	74.8	0.2	0.3
% of net sales	0.35%	0.38%			0.36%	0.39%
Other (income) expense	—	—	—	—	—	1.0	(1.0)	(100.0)
% of net sales	0.00%	0.00%			0.00%	0.01%
Income before income taxes	467.2	417.6	49.6	11.9	1,506.4	1,402.0	104.4	7.4
% of net sales	6.68%	6.51%			7.31%	7.39%
Income tax expense	101.6	83.4	18.2	21.8	329.3	295.7	33.6	11.3
% of net sales	1.45%	1.30%			1.60%	1.56%
Net income	$365.6	$334.1	$31.4	9.4%	$1,177.1	$1,106.2	$70.9	6.4%
% of net sales	5.23%	5.21%			5.72%	5.83%
Diluted earnings per share	$1.42	$1.26	$0.16	12.7%	$4.54	$4.14	$0.40	9.7%

13 WEEKS ENDED NOVEMBER 1, 2019 AND NOVEMBER 2, 2018

Net Sales. The net sales increase in the 2019 period reflects a same-store sales increase of 4.6% compared to the 2018 period. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2019 period, there were 15,015 same-stores which accounted for sales of $6.7 billion. The increase in same-store sales reflects an increase in average transaction amount driven by higher average item retail prices, as well as an increase in customer traffic. Same-store sales increased in each of the consumables, seasonal, home products and apparel categories. The net sales increase was also positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2019 period, gross profit increased by 9.0%, and as a percentage of net sales increased by 1 basis point to 29.5% compared to the 2018 period. Higher initial markups on inventory purchases, a reduction in markdowns as a percentage of net sales and a lower LIFO provision each contributed to the increase in the gross profit rate. These factors were partially offset by increased transportation and distribution costs, higher shrink, and a greater proportion of sales coming from the consumables category, which generally has a lower gross profit rate than our other product categories, and sales of lower margin products comprising a higher proportion of sales within the consumables category.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 22.5% as a percentage of net sales in the 2019 period compared to 22.6% in the comparable 2018 period, a decrease of 13 basis points. The 2018 period results include $14.1 million of hurricane-related expenses which were significantly greater than such expenses incurred in the 2019 period. The results also reflect a reduction in expenses for store supplies and lower retail labor costs as a percentage of sales. These items were partially offset by higher utilities costs.

Income Taxes. The effective income tax rate for the 2019 period was 21.7% compared to a rate of 20.0% for the 2018 period which represents a net increase of 1.7 percentage points. The tax rate for the 2019 period was higher than the comparable 2018 period primarily due to changes in state income tax laws and a federal income tax benefit arising from the TCJA in the 2018 period that did not reoccur in the 2019 period.

39 WEEKS ENDED NOVEMBER 1, 2019 AND NOVEMBER 2, 2018

Net Sales. The net sales increase in the 2019 period reflects a same-store sales increase of 4.1% compared to the 2018 period. For the 2019 period, there were 15,015 same-stores which accounted for sales of $19.6 billion. The increase in same-store sales reflects increases in average transaction amount and customer traffic. The increase in average transaction amount was driven by higher average retail prices per transaction. Same-store sales increased in the consumables, seasonal and home products categories and declined slightly in the apparel category. The net sales increase was also positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2019 period, gross profit increased by 8.4%, and as a percentage of net sales decreased by 3 basis points to 30.2% compared to the 2018 period. Increased distribution and transportation costs, higher shrink, and a greater proportion of sales of consumables, which generally have a lower gross profit rate than our other product categories, and the sales of lower margin products comprising a higher proportion of consumables sales, contributed to the decrease in the gross profit rate. These factors were partially offset by higher initial markups on inventory purchases and a reduction in markdowns as a percentage of net sales.

Selling, General & Administrative Expenses. SG&A was 22.5% as a percentage of net sales in the 2019 period compared to 22.4% in the comparable 2018 period, an increase of 8 basis points. We recorded expenses of $31.0 million in the 2019 period reflecting our estimate for the settlement of legal matters discussed in Note 7 to the condensed consolidated financial statements. The 2018 period results include $14.1 million of hurricane-related expenses which were significantly greater than such expenses incurred in the 2019 period. The 2019 period results also reflect lower retail labor costs as a percentage of sales.

Income Taxes. The effective income tax rate for the 2019 period was 21.9% compared to a rate of 21.1% for the 2018 period which represents a net increase of 0.8 percentage points. The tax rate for the 2019 period was higher than the comparable 2018 period primarily due to changes in state income tax laws and a federal income tax benefit arising from the TCJA in the 2018 period that did not reoccur in the 2019 period, which was partially offset by greater tax benefits associated with share-based compensation in the 2019 period.

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

Liquidity and Capital Resources

At November 1, 2019, we had a $1.25 billion unsecured revolving credit agreement (the “Revolving Facility”), $2.5 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability of up to $1.0 billion. At November 1, 2019, we had total consolidated outstanding debt (including the current portion of long-term obligations) of $2.8 billion, which includes commercial paper borrowings (“CP Notes”) and senior notes, all of which are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described below.

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

For the remainder of fiscal 2019, we anticipate potential combined borrowings under the Revolving Facility and our CP Notes to be a maximum of approximately $900 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Revolving Credit Facility

On September 10, 2019, we entered into an amended and restated credit agreement consisting of a $1.25 billion senior unsecured revolving credit facility of which up to $175.0 million is available for the issuance of letters of credit and which is scheduled to mature on September 10, 2024.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of November 1, 2019 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of November 1, 2019, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 1, 2019, we were in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of November 1, 2019, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $6.7 million, and borrowing availability of $1.24 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $786.2 million at November 1, 2019. In addition, as of November 1, 2019 we had outstanding letters of credit of $43.1 million which were issued pursuant to separate agreements.

Commercial Paper

As of November 1, 2019, our condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $276.1 million classified as long-term obligations due to our intent and ability to refinance these obligations as long-term debt. An additional $181.0 million of outstanding CP Notes were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet. We may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of November 1, 2019, the consolidated outstanding CP Notes had a weighted average borrowing rate of 1.9%.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 55% of our total assets exclusive of goodwill, operating lease assets, and other intangible assets as of November 1, 2019. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the 2019 and 2018 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 39-week periods ended November 1, 2019 and November 2, 2018, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $1.66 billion in the 2019 period, which represents a $147.0 million increase compared to the 2018 period. Net income increased by $70.9 million in the 2019 period over the 2018 period. Changes in merchandise inventories resulted in a $401.0 million decrease in the 2019 period as compared to a decrease of $388.1 million in the 2018 period driven primarily by our store growth. Changes in accounts payable resulted in a $425.4 million increase in the 2019 period compared to a $310.6 million increase in the 2018 period, due primarily to the timing of receipts and payments. Changes in income taxes in the 2019 period compared to the 2018 period are primarily due to the timing of payments for income taxes.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 10% in the 2019 period and also increased 10% in the 2018 period, with changes in our four inventory categories as follows: consumables increased by 10% compared to a 12% increase; seasonal increased 12% compared to a 11% increase; home products increased by 21% compared to a 11% increase; and apparel decreased by 9% compared to a 6% decrease.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2019 period included the following approximate amounts: $219 million for improvements, upgrades, remodels and relocations of existing stores; $124 million for distribution and transportation-related capital expenditures; $123 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; and $40 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2019 period, we opened 769 new stores and remodeled or relocated 1,003 stores.

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

Cash flows from financing activities. In the 2018 period, net proceeds from the issuance of the 2028 Senior Notes were $499.5 million and we redeemed all outstanding 1.875% senior notes due 2018 for $400.0 million. Net commercial paper borrowings decreased by $90.8 million in the 2019 period and decreased by $23.2 million in the 2018 period. There were no borrowings or repayments under the Revolving Facility during the 2019 or 2018 periods. Also during the 2019 and 2018 periods, we repurchased 5.6 million and 6.5 million shares of our common stock at a total cost of $785.3 million and $647.5 million, respectively, and paid cash dividends of $246.8 million and $231.2 million, respectively.

Share Repurchase Program

Effective December 3, 2019, our common stock repurchase program had a total remaining authorization of approximately $1.6 billion. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more information about our share repurchase program, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended November 1, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information regarding purchases of our common stock made during the quarter ended November 1, 2019 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(a)	or Programs(a)
08/03/19-08/31/19	—	$—	—	$961,150,000
09/01/19-09/30/19	1,576,693	$157.58	1,576,693	$712,698,000
10/01/19-11/01/19	950,366	$159.81	950,366	$560,822,000
Total	2,527,059	$158.42	2,527,059	$560,822,000
(a)	On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on December 3, 2019 to increase the repurchase authorization by $1.0 billion, bringing the cumulative total value of authorized share repurchases under the program since its inception to $8.0 billion ($1,560,822,000 of which was available for repurchase as of December 3, 2019). Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date.

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “can,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “aim,” “target,” “goal,” “seek,” “strive,” “intend,” “likely,” “scheduled,” “potential,” “subject to,” “focused on,” or “continue,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including the number of planned store openings, remodels and relocations, store format plans, progress of strategic (including our non-consumables initiative, DG Fresh, and Fast Track), merchandising and margin enhancing initiatives, trends in sales of consumable and non-consumable products, and results of the investment in and training of our personnel; potential future stock repurchases and cash dividends; anticipated borrowing under the Revolving Facility and our commercial paper program; the potential impact of legal or regulatory changes and our responses thereto, including the potential impact of tariffs imposed by the U.S. government; efforts to improve distribution and transportation efficiencies, including anticipated timing of distribution center openings; the expected outcome or effect of pending or threatened litigation or audits; and the anticipated effects of adopting certain accounting guidance are forward-looking statements.

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

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (complete copy as amended for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2013, filed with the SEC on June 4, 2013 (file no. 001-11421))

3.2

Bylaws of Dollar General Corporation (as amended and restated on March 23, 2017) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))

10.1

Amended and Restated Credit Agreement, dated as of September 10, 2019, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated September 10, 2019, filed with the SEC on September 13, 2019 (file no. 001-11421))

10.2

Amended Schedule of Executive Officers who have executed an employment agreement in the form of Executive Vice President Agreement filed as Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2018, filed with the SEC on April 11, 2018

10.3

Dollar General Corporation Executive Relocation Policy, as amended (effective August 27, 2019) (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2019, filed with the SEC on August 29, 2019 (file no. 001-11421))

10.4	Summary of Non-Employee Director Compensation effective February 1, 2020

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2019, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2019 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	December 5, 2019	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer