Form 10-K
period 2020-01-31
DOLLAR GENERAL CORP
filed 2020-03-19
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2020, or

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

The aggregate market value of the registrant’s common stock outstanding and held by non-affiliates as of August 2, 2019 was $34.3 billion calculated using the closing market price of the registrant’s common stock as reported on the NYSE on such date ($133.69). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

The registrant had 251,941,312 shares of common stock outstanding as of March 12, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 27, 2020.

INTRODUCTION

General

This report contains references to years 2020, 2019, 2018, 2017, 2016, and 2015, which represent fiscal years ending or ended January 29, 2021, January 31, 2020, February 1, 2019, February 2, 2018, February 3, 2017, and January 29, 2016, respectively. Our fiscal year ends on the Friday closest to January 31. Our 2016 fiscal year consisted of 53 weeks, while each of the remaining years listed consists of 52 weeks. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

Solely for convenience, our trademarks and tradenames may appear in this report without the ® or TM symbol which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these trademarks and tradenames.

Cautionary Disclosure Regarding Forward-Looking Statements

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 7 – Commitments and Contingencies,” among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “could,” “can,” “would,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “goal,” “seek,” “ensure,” “potential,” “opportunity,” “objective,” “intend,” “predict,” “committed,” “likely,” “continue,” “strive,” “aim,” “scheduled,” “focused on,” or “subject to” and similar expressions that concern our strategies, plans, initiatives, intentions or beliefs about future occurrences or results. For example, all statements relating to, among others, our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including but not limited to the number of planned store openings, remodels and relocations, store formats, progress of merchandising and other initiatives, trends in sales of consumable and non-consumable products, and level of future costs and expenses; potential future stock repurchases and cash dividends; anticipated borrowing under our unsecured revolving credit agreement and commercial paper program; potential impact of legal or regulatory changes and our responses thereto, including the potential impact of tariffs imposed by the U.S. government; potential impact of the COVID-19 outbreak; anticipated impact of new accounting standards; efforts to improve distribution and transportation efficiencies, including self-distribution; efforts to improve our in-stock position, customer convenience proposition and store labor productivity; or expected outcome or effect of pending or threatened legal disputes, litigation or audits are forward-looking statements.

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

PART I

ITEM 1. BUSINESS

General

We are among the largest discount retailers in the United States by number of stores, with 16,368 stores located in 45 states as of February 28, 2020, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable items, seasonal items, home products and apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

Our History

J.L. Turner founded our Company in 1939 as J.L. Turner and Son, Wholesale. We were incorporated as a Kentucky corporation under the name J.L. Turner & Son, Inc. in 1955, when we opened our first Dollar General store. We changed our name to Dollar General Corporation in 1968 and reincorporated in 1998 as a Tennessee corporation. Our common stock was publicly traded from 1968 until July 2007, when we merged with an entity controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., or KKR. In November 2009 our common stock again became publicly traded on the New York Stock Exchange under the symbol “DG”, and in December 2013 the entity controlled by investment funds affiliated with KKR sold its remaining shares of our common stock.

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

In 2019, we achieved our 30th consecutive year of positive same-store sales growth. We believe that this growth, which has taken place in a variety of economic conditions, is a result of our compelling value and convenience proposition, although no assurances can be given that we will continue to achieve positive same-store sales growth in any given year.

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

●	Everyday Low Prices on Quality Merchandise. Our research indicates that we offer a price advantage over most food and drug retailers and that our prices are competitive with even the largest discount retailers. Our ability to offer everyday low prices on quality merchandise is supported by our low-cost operating structure and our strategy to maintain a limited number of items per merchandise category, which we believe helps us maintain strong purchasing power. We offer nationally advertised brands at these everyday low prices in addition to offering our own private brands at substantially lower prices.

●	Convenient Locations. Our stores are conveniently located in a variety of rural, suburban and urban communities. We seek to locate our stores in close proximity to our customers, which helps drive customer loyalty and trip frequency and makes us an attractive alternative to large discount and other large-box retail and grocery stores.

●	Time-Saving Shopping Experience. We strive to provide customers with a highly convenient, easy to navigate shopping experience. Our small-box stores make it easier to get in and out quickly. Our product offering includes most necessities, such as basic packaged and refrigerated or frozen food and dairy products, cleaning supplies, paper products, health and beauty care items, tobacco products, greeting cards and other stationery items, basic apparel, housewares, hardware and automotive supplies, among others. Our convenient hours and broad merchandise offering allow our customers to fulfill their requirements for basic goods and minimize their need to shop elsewhere.

Substantial Growth Opportunities. We believe we have substantial long-term growth potential in the U.S., and we have identified significant opportunities to add new stores in both existing and new markets. In addition, we have opportunities to relocate or remodel locations within our existing store base to better serve our customers. Our attractive store economics, including a relatively low initial investment and simple, low-cost operating model, have allowed us to grow our store base to current levels and provide us significant opportunities to continue our profitable store growth strategy.

Our Merchandise

We offer a focused assortment of everyday necessities, which we believe helps to drive frequent customer visits, and key items in a broad range of general merchandise categories. Our product assortment provides the opportunity for our customers to address most of their basic shopping needs with one trip. We offer a wide selection of nationally advertised brands from leading manufacturers. Additionally, our private brand products offer even greater value with options to purchase both products that are of comparable quality to national brands as well as opening price point items, each at substantial discounts to the national brands.

Consumables is our largest merchandise category and has continued to become a larger percentage of our total sales as indicated in the table below. Consumables include paper and cleaning products (such as paper towels, bath tissue, paper dinnerware, trash and storage bags, and laundry); packaged food (such as cereals, canned soups and vegetables, condiments, spices, sugar and flour); perishables (such as milk, eggs, bread, refrigerated and frozen food, beer and wine); snacks (such as candy, cookies, crackers, salty snacks and carbonated beverages); health and beauty (such as over-the-counter medicines and personal care products including soap, body wash, shampoo, cosmetics, dental hygiene and foot care products); pet (such as pet supplies and pet food); and tobacco products.

Seasonal products include holiday items, toys, batteries, small electronics, greeting cards, stationery, prepaid phones and accessories, gardening supplies, hardware, automotive and home office supplies.

Home products include kitchen supplies, cookware, small appliances, light bulbs, storage containers, frames, candles, craft supplies and kitchen, bed and bath soft goods.

Apparel includes casual everyday apparel for infants, toddlers, girls, boys, women and men, as well as socks, underwear, disposable diapers, shoes and accessories.

The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2019	2018	2017
Consumables	78.0%	77.5%	76.9%
Seasonal	11.7%	11.9%	12.1%
Home products	5.8%	5.9%	6.0%
Apparel	4.5%	4.7%	5.0%

Our seasonal and home products categories typically account for the highest gross profit margins, and the consumables category typically accounts for the lowest gross profit margin.

The Dollar General Store

The typical Dollar General store is operated by a store manager, one or more assistant store managers, and three or more sales associates. Our stores generally feature a low-cost, no frills building with limited maintenance capital, low operating costs, and a focused merchandise offering within a broad range of categories, allowing us to deliver low retail prices while generating strong cash flows and capital investment returns. Our stores average approximately 7,400 square feet of selling space, and approximately 75% of our stores are located in towns of 20,000 or fewer people. We generally have had good success in locating suitable store sites in the past, and we believe that there is ample opportunity for new store growth in existing and new markets. In addition, we believe we have significant opportunities available for our relocation and remodel programs.

Our store growth over the past three years is summarized in the following table:

	Stores at			Net
	Beginning	Stores	Stores	Store	Stores at
Year	of Year	Opened	Closed	Increase	End of Year
2017	13,320	1,315	101	1,214	14,534
2018	14,534	900	64	836	15,370
2019	15,370	975	67	908	16,278

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

Our Suppliers

We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise. Despite our broad offering, we maintain only a limited number of items per category, allowing us to keep our average costs low. Our two largest suppliers each accounted for approximately 8% of our purchases in 2019. Our private brands come from a wide variety of suppliers. We directly imported approximately 6% of our purchases at cost in 2019.

We consistently have been able to obtain sufficient quantities of core merchandise and believe that, if one or more of our current sources of supply became unavailable, we generally would be able to obtain alternative sources; however, such alternative sources could increase our merchandise costs and supply chain lead time and expenses, result in a temporary reduction in store inventory levels, reduce our selection, or reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales.

Distribution and Transportation

Our stores are currently supported by distribution centers for non-refrigerated merchandise located strategically throughout our geographic footprint. We lease additional temporary warehouse space as necessary to support our distribution needs. In addition to our traditional distribution centers, we now operate multiple temperature-controlled distribution facilities in support of “DG Fresh”, our strategic, multi-phased shift to self-distribution of frozen and refrigerated goods, such as dairy, deli and frozen products. We regularly analyze and rebalance the network to ensure that it remains efficient and provides the service levels our stores require. See “—Properties” below for additional information pertaining to our distribution centers.

Most of our merchandise flows through our distribution centers and is delivered to our stores by third-party trucking firms, utilizing our trailers. We also own more than 300 semi-trailer trucks with which we transport our merchandise. In addition, vendors or third-party distributors deliver or ship certain food items and other merchandise directly to our stores.

Seasonality

Our business is somewhat seasonal. Generally, our most profitable sales mix occurs in the fourth quarter, which includes the Christmas selling season. In addition, our quarterly results can be affected by the timing of certain holidays, new store openings, remodels, relocations and store closings. We typically purchase substantial amounts of inventory and incur higher shipping and payroll costs in the third quarter in anticipation of increased sales activity during the fourth quarter. See Note 12 to the consolidated financial statements for additional information.

Our Competition

We operate in the basic discount consumer goods market, which is highly competitive with respect to price, customers, store location, merchandise quality, assortment and presentation, service offerings, in-stock consistency, customer service, promotional activity, employees, and market share. We compete with discount stores and many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety, online, and certain specialty stores. These other retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. Our direct competitors include Family Dollar, Dollar Tree, Big Lots, 99 Cents Only and various local, independent operators, as well as Walmart, Target, Kroger, Aldi, Lidl, Walgreens, CVS, and RiteAid, among others. Certain of our competitors have greater financial, distribution, marketing and other resources than we do and may be able to secure better arrangements from suppliers than we can. Competition is intense and we believe it will continue to be so, with certain competitors reducing their store locations while others move into or increase their presence in our geographic and product markets and increase the availability of mobile, web-based and other digital technology to facilitate a more convenient and competitive customer online and in-store shopping experience.

We believe that we differentiate ourselves from other forms of retailing by offering consistently low prices in a convenient, small-store format. We are able to maintain competitive prices due in part to our low-cost operating structure and the relatively limited assortment of products offered. Purchasing large volumes of merchandise within our focused assortment in each merchandise category allows us to keep our average product costs low, contributing to our ability to offer competitive everyday low prices to our customers. See “—Our Business Model” above for further discussion of our competitive situation.

Our Employees

As of February 28, 2020, we employed approximately 143,000 full-time and part-time employees, including divisional and regional managers, district managers, store managers, other store personnel and distribution center and administrative personnel. We have increasingly focused on recruiting, training, motivating and retaining employees, and we believe that the quality, performance and morale of our employees continue to be an important part of our success in recent years. We believe our overall relationship with our employees is good.

Our Trademarks

We own marks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property laws. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also hold an exclusive license to the Rexall brand through at least March 5, 2026 and the Believe Beauty brand through at least March 23, 2022.

Available Information

Our Internet website address is www.dollargeneral.com. The information on our website is not incorporated by reference into, and is not a part of, this Form 10-K. We file with or furnish to the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, registration statements and other documents. These documents are available free of charge to investors on or through the Investor Information section of our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as Dollar General, that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

Many of our customers have fixed or low incomes and limited discretionary spending dollars. Any factor that could adversely affect their disposable income could decrease our customers’ spending or cause them to shift their spending to our lower margin product choices, which could result in materially decreased sales and profitability. Factors that could reduce our customers’ disposable income include but are not limited to high unemployment or underemployment levels or decline in real wages; inflation; higher fuel, energy, healthcare and housing costs, interest rates, consumer debt levels, and tax rates; tax law changes that negatively affect credits and refunds; lack of available credit; and decreases in, or elimination of, government subsidies such as unemployment and food assistance programs.

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

We have short-term and long-term strategies and initiatives (such as those relating to merchandising, real estate and new store development, store formats, digital, shrink, sourcing, private brand, inventory management, supply chain, store operations, expense reduction, and technology) in various stages of testing, evaluation, and implementation, which are designed to continue to improve our results of operations and financial condition. The effectiveness of these initiatives is inherently uncertain, even when tested successfully, and is dependent on consistency of training and execution, workforce stability, ease of execution, and the absence of offsetting factors that can influence results adversely. Many of these factors are made even more challenging by the number and diverse geographic locations of our stores and distribution centers and our decentralized field management. Other risk factors described herein also could negatively affect general implementation. Failure to achieve successful or cost-effective implementation of our initiatives could materially adversely affect our business, results of operations and financial condition.

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

The success of our DG Fresh initiative, our cold chain self-distribution initiative, further depends in part on our ability to effectively transition these distribution operations from our current service providers without business disruption, as well as on the availability of certain supply chain resources, including temperature-controlled distribution centers, refrigerated transportation equipment, and drivers. The success of our Fast Track initiative, which is designed to enhance our in-store labor productivity, on-shelf availability and customer convenience, further depends in part on customer interest and adoption of self-checkout, our ability to gain cost efficiencies and control shrink levels from the initiative, vendor cooperation, and successful implementation and maintenance of the necessary technology.

If we cannot timely and cost-effectively execute our real estate projects and meet our financial expectations, or if we do not anticipate or successfully address the challenges imposed by our expansion, including into new states or urban areas, it could materially impede our planned future growth and our profitability.

Delays in or failure to complete a significant portion of our real estate projects, or failure to meet our financial expectations for these projects, could materially adversely affect our growth and our profitability. Our ability to timely open, relocate and remodel profitable stores and expand into additional market areas is a key component of our planned future growth and may depend in part on: the availability of suitable store locations and capital funding; the absence of entitlement process or occupancy delays, including zoning restrictions and moratoria on small box discount retail development passed by local governments; the ability to negotiate acceptable lease and development terms (for example, real estate development requirements and cost of building materials and labor), to cost-effectively hire and train new personnel, especially store managers, and to identify and accurately assess sufficient customer demand; and general economic conditions.

We also may not anticipate or successfully address all of the challenges imposed by the expansion of our operations, including into new states or urban areas where we have limited or no meaningful experience or brand recognition. Those areas may have different competitive and market conditions, consumer tastes and discretionary spending patterns than our existing markets, as well as higher cost of entry and operating costs. These factors may cause our new stores to be less profitable than stores in our existing markets, which could slow future growth in these areas. In addition, many new stores will be located in areas where we have existing stores, which inadvertently may temporarily or permanently divert a larger than anticipated number of customers and sales from our existing stores, thereby adversely affecting our overall financial performance.

We face intense competition that could limit our growth opportunities and materially adversely affect our results of operations and financial condition.

The retail business is highly competitive with respect to price, customers, store location, merchandise quality, product assortment and presentation, service offerings, in-stock consistency, customer service, ease of shopping experience, promotional activity, employees, and market share. We compete with discount stores and many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety, online retailers, and certain specialty stores. To maintain our competitive position, we may be required to lower prices, either temporarily or permanently, and may have limited ability to increase prices in response to increased costs, resulting in lower margins and reduced profitability. Certain of our competitors have greater financial, distribution, marketing and other resources, and may be able to secure better arrangements with suppliers, than we can.

Competition is intense, and is expected to continue to be so, with certain competitors reducing their store locations while others enter or increase their presence in our geographic and product markets (including through the expansion of availability of delivery services) and expand availability of mobile, web-based and other digital technologies to facilitate a more convenient and competitive online and in-store shopping experience. If our competitors or others were to enter our industry in a significant way, including through alliances or other business combinations, it could significantly alter the competitive dynamics of the retail marketplace and result in competitors with greatly improved competitive positions, which could materially affect our financial performance. Our ability to effectively compete will depend substantially upon our continued ability to develop and execute compelling and cost-effective strategies and initiatives. If we fail to anticipate or respond effectively to competitive pressures and industry changes, it could materially affect our results of operations and financial condition.

Inventory shrinkage may negatively affect our results of operations and financial condition.

We experience significant inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, higher rates of inventory shrinkage or increased security or other costs to combat inventory theft could adversely affect our results of operations and financial condition. There can be no assurance that we will be successful in our efforts to reduce inventory shrinkage.

Our cash flows from operations, profitability and financial condition may be negatively affected if we are not successful in managing our inventory balances.

Our inventory balance represented approximately 55% of our total assets exclusive of goodwill, operating lease assets, and other intangible assets as of January 31, 2020. Efficient inventory management is a key component of our business success and profitability. We must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase such that the costs to store and hold the goods unduly impacts our financial results or increases the risk of inventory shrinkage. If we do not accurately predict customer trends, spending levels, or price sensitivity, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely affect our financial results. We continue to focus on ways to reduce these risks, but we cannot make assurances that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations and financial condition may be negatively affected.

Failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws could expose us to litigation, government enforcement actions and costly response measures, and could materially harm our reputation and affect our business and financial performance.

In connection with sales, we transmit confidential credit and debit card information which is encrypted using point-to-point encryption. We also have access to, collect or maintain certain private or confidential information regarding our customers, employees and their dependents, and vendors, as well as our business. Some of this information is stored electronically in connection with our e-commerce and mobile applications, some of which may leverage third-party service providers. Additionally, we may share information with select vendors that assist us in conducting our business. While we have implemented procedures and technology intended to protect such information and require appropriate controls of our service providers, cyberattackers could compromise such controls and obtain such information, as cyberattacks are becoming increasingly sophisticated and do not always immediately produce signs of intrusion. Moreover, inadvertent or malicious employee actions could result in a defeat of security measures and compromise our or our third-party vendors’ information systems. Like other retailers, we and our vendors have experienced threats to data and systems, including by perpetrators of attempted random or targeted malicious cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate our information and cause system failures and disruptions. If cyberattackers obtain customer, employee or vendor passwords through unrelated third-party breaches, these passwords could be used to gain access to their information or accounts with us.

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

A significant security breach of any kind experienced by us or one of our vendors, which could be undetected for a period of time, or a significant failure by us or one of our vendors to comply with applicable privacy and information security laws, regulations and standards could expose us to risks of data loss, litigation, government enforcement actions, fines or penalties, credit card brand assessments, negative publicity and reputational harm, business disruption and costly response measures (for example, providing notification to, and credit monitoring services for, affected individuals, as well as further upgrades to our security measures) which may not be covered by or may exceed the coverage limits of our insurance policies, and could materially disrupt our operations. Any resulting negative publicity could significantly harm our reputation which could cause us to lose market share as a result of customers discontinuing the use of our e-commerce and mobile applications or debit or credit cards in our stores or not shopping in our stores altogether and could materially adversely affect our business and financial performance.

Material damage or interruptions to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing or implementing new technology could materially adversely affect our business and results of operations.

We depend on a variety of information technology systems, including systems owned and managed by third-party vendors, for the efficient functioning of our business, including, without limitation, transaction processing and the management of our employees, facilities, logistics, inventories, stores and customer-facing digital applications and operations. Our technology initiatives may not deliver desired results or may do so on a delayed schedule. Additionally, such systems are subject to damage or interruption from power surges and outages, facility damage, physical theft, computer and telecommunications failures, inadequate or ineffective redundancy, malicious code (including computer viruses, worms, ransomware, or similar), cyberattacks (including account compromise; phishing; denial of service attacks; and application, network or system vulnerability exploitation), software upgrade failures or code defects, natural disasters and human error. Design defects or damage or interruption to these systems may require a significant investment to fix or replace, disrupt our operations, result in the loss or corruption of critical data, and harm our reputation, all of which could materially adversely affect our business or results of operations.

We also rely heavily on our information technology staff. Failure to meet these staffing needs may negatively affect our ability to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We rely on third parties to maintain and periodically upgrade many of these systems so that they can continue to support our business. We license the software programs supporting many of our systems from independent software developers. The inability of these vendors, developers or us to continue to maintain and upgrade these systems and software programs could disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner and could expose us to greater risk of a cyberattack. In addition, costs and delays associated with the implementation of new or upgraded systems and technology, including the migration of applications to the cloud, or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations, fail to operate as designed, result in the potential loss or corruption of data or information, disrupt operations and affect our ability to meet business and reporting requirements and adversely affect our profitability.

A significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory could adversely affect sales or increase our transportation costs, which would decrease our profitability.

We rely on our distribution and transportation network to provide goods to our stores timely and cost-effectively. Using various transportation modes, including ocean, rail, and truck, we and our vendors move goods from vendor locations to our distribution centers and our stores. Any disruption, unanticipated or unusual expense or operational failure related to this process (for example, delivery delays, including as a result of pandemic outbreaks, or increases in transportation costs, including increased fuel costs, import freight costs, carrier or driver wages as a result of driver shortages; a decrease in transportation capacity for overseas shipments; labor shortages; or work stoppages for slowdowns) could negatively impact sales and profits. Labor shortages or work stoppages in the transportation industry or disruptions to the national and international transportation infrastructure that lead to delivery delays or that necessitate our securing alternative labor or shipping suppliers could also increase our costs or otherwise negatively affect our business. The recent outbreak of the strain of COVID-19 has led various governments to take precautionary measures to limit the spread of the virus, including port closures and other restrictions, which could disrupt the global transportation and distribution of goods resulting in product delivery delays or higher delivery prices. As of the date of this filing, we do not anticipate that supply chain disruptions either known or experienced to date as a result of the COVID-19 outbreak are likely to have a material impact on our financial results in 2020. However, the extent to which the COVID-19 outbreak may impact our distribution network, results of operations (including sales) or business in the future is uncertain as the situation continues to evolve, and such impact could be more significant.

We maintain a network of distribution facilities and are moving forward with plans to build or lease new facilities to support our growth objectives and strategic initiatives. Delays in opening such facilities could adversely affect our financial performance by slowing store growth or the rollout of certain strategic initiatives such as our DG Fresh initiative, which may in turn reduce revenue growth, or by increasing transportation and product costs. In addition, distribution-related construction or expansion projects entail risks that could cause delays and cost overruns, such as: shortages of materials or skilled labor; work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. For these reasons, the completion date and ultimate cost of these projects could differ significantly from initial expectations, and we cannot guarantee that any project will be completed on time or within established budgets.

Risks associated with or faced by our suppliers could adversely affect our financial performance.

We source our merchandise from a wide variety of domestic and international suppliers, and we depend on them to supply merchandise in a timely and efficient manner. In 2019, our two largest suppliers each accounted for approximately 8% of our purchases. If one or more of our current sources of supply became unavailable, we believe we generally would be able to obtain alternative sources, but it could increase our merchandise costs and supply chain lead time, result in a temporary reduction in store inventory levels, and reduce the selection and quality of our merchandise. An inability to obtain alternative sources could materially decrease our sales. Additionally, if a supplier fails to deliver on its commitments, we could experience merchandise out-of-stocks that could lead to lost sales and reputational harm. Further, failure of suppliers to meet our compliance protocols could prolong our procurement lead time, resulting in lost sales and adverse margin impact.

We directly imported approximately 6% of our purchases (measured at cost) in 2019, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods for any reason, such as political unrest, acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes, economic conditions and instability in countries in which foreign suppliers are located, the financial instability of suppliers, failure to meet our standards, issues with our suppliers’ labor practices or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials, pandemic outbreaks, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation, and other factors relating to suppliers and the countries in which they are located or from which they import, often are beyond our control and could adversely affect our operations and profitability.

While we are working to diversify our sources of imported goods, a substantial amount of our imported merchandise comes from China, and thus, a change in the Chinese leadership, the effects of pandemic outbreaks including COVID-19, economic and market conditions, internal economic stimulus actions, or currency or other policies, as well as trade relations between China and the United States and increases in costs of labor and wage taxes, could negatively impact our merchandise costs. We currently expect delays in the receipt of certain goods as a result of the COVID-19 outbreak, but as of the date of this filing, we do not anticipate that these known supply chain disruptions experienced to date as a result of the COVID-19 outbreak are likely to have a material impact on our financial results in 2020. However, the extent to which the COVID-19 outbreak may impact our supply chain, results of operations (including sales) or business in the future is uncertain as the situation continues to evolve, and such impact could be more significant. In addition, the United States’ foreign trade policies, duties, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries (particularly China), import limitations on certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. If we increase our product imports from foreign vendors, the risks associated with these imports also will increase, and we may be exposed to additional or different risks as we increase imports of goods produced in countries other than China.

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

We routinely incur significant costs in complying with numerous and frequently changing laws and regulations. The complexity of this regulatory environment and related compliance costs are increasing due to additional legal and regulatory requirements, our expanding operations, and increased regulatory scrutiny and enforcement efforts. New or revised laws, regulations, policies and related interpretations and enforcement practices, particularly those dealing with environmental compliance, product and food safety or labeling, information security and privacy, labor and employment, employee wages, and those governing the sale of products, may significantly increase our expenses or require extensive system and operating changes that could materially increase our cost of doing business. Violations of applicable laws and regulations or untimely or incomplete execution of a required product recall can result in significant penalties (including loss of licenses, eligibility to accept certain government benefits such as SNAP or significant fines), class action or other litigation, and reputational damage. Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our overall effective tax rate.

Legal proceedings may adversely affect our reputation, business, results of operations and financial condition.

Our business is subject to the risk of litigation or other legal proceedings by employees, consumers, suppliers, competitors, shareholders, government agencies and others through private actions, class actions, multi-district litigation, arbitrations, derivative actions, administrative proceedings, regulatory actions or other litigation. For example, we are involved in certain legal proceedings as discussed in Note 7 to the consolidated financial statements. The outcome of legal proceedings, particularly class action or multi-district litigation or mass arbitrations and regulatory actions, can be difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for lengthy periods. In addition, certain of these matters, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required, and sometimes these developments are unanticipated. Legal proceedings in general, and class actions, multi-district litigation and derivative actions in particular, can be expensive and disruptive, and adverse publicity could harm our reputation, regardless of the validity of the allegations. As a result, legal proceedings may adversely affect our business, results of operations and financial condition. See also Note 7 to the consolidated financial statements.

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

Natural disasters and unusual weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises, acts of violence or terrorism, and global political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, tornadoes and earthquakes, unusual weather conditions, pandemic outbreaks or other health crises (including but not limited to the COVID-19 outbreak), acts of violence or terrorism (including within our stores, distribution centers or other Company property), or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our reputation, business and financial performance. If any of these events result in the closure of one or more of our distribution centers, a significant number of stores, or our corporate headquarters or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries or provide other support functions to our stores and through lost sales. These events also could affect consumer shopping patterns or prevent customers from reaching our stores, which could lead to lost sales and higher markdowns, or result in increases in fuel or other energy prices, a fuel shortage, store or distribution center opening delays, the temporary lack of an adequate work force in a market, the temporary or long-term disruption of product availability in our stores, the temporary or long-term inability to obtain technology needed to effectively run our business, and disruption of our utility services or information systems. These events may also increase the costs of insurance if they result in significant loss of property or other insurable damage.

Failure to attract, train and retain qualified employees while controlling labor costs, as well as other labor issues, could adversely affect our financial performance.

Our future growth and performance, positive customer experience and legal and regulatory compliance depends on our ability to attract, train, retain and motivate qualified employees while operating in an industry challenged by historically high rates of employee turnover. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel, unemployment levels, wage rates, minimum wage laws, health and other insurance costs, changes in employment and labor laws or other workplace regulations (including changes in employee benefit programs such as health insurance and paid leave programs), employee activism, and our reputation and relevance within the labor market. If we are unable to attract, train and retain adequate numbers of qualified employees, our operations, customer service levels, legal and regulatory compliance, and support functions could suffer. In addition, to the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor and other related costs could increase. Our ability to pass along labor and other related costs to our customers is constrained by our everyday low price model, and we may not be able to offset such increased costs elsewhere in our business.

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

Primarily because of sales of Christmas-related merchandise, our most profitable sales mix generally occurs in the fourth quarter. In anticipation of this holiday, we purchase substantial amounts of seasonal inventory, and if sales fall below seasonal norms or our expectations it could result in unanticipated markdowns. Adverse events, such as deteriorating economic conditions, high unemployment rates, high gas prices, transportation disruptions, or unusual or unanticipated adverse weather could result in lower-than-planned sales during the Christmas selling season, which in turn could reduce our profitability and otherwise adversely affect our financial performance and operating results.

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

The implementation of new accounting standards could require certain systems, internal process and controls and other changes that could increase our operating costs, and will result in changes to our financial statements. In 2019 for example, the implementation of accounting standards related to leases, as issued by the Financial Accounting Standards Board, required us to make significant changes to our lease management and other accounting systems, and resulted in a material impact to our consolidated financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of February 28, 2020, we operated 16,368 retail stores located in 45 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	796	Nevada	22
Arizona	121	New Hampshire	40
Arkansas	452	New Jersey	148
California	226	New Mexico	99
Colorado	51	New York	495
Connecticut	64	North Carolina	870
Delaware	47	North Dakota	42
Florida	900	Ohio	858
Georgia	915	Oklahoma	461
Illinois	578	Oregon	57
Indiana	566	Pennsylvania	781
Iowa	264	Rhode Island	20
Kansas	247	South Carolina	564
Kentucky	565	South Dakota	55
Louisiana	574	Tennessee	815
Maine	58	Texas	1,552
Maryland	140	Utah	11
Massachusetts	50	Vermont	37
Michigan	574	Virginia	435
Minnesota	163	West Virginia	249
Mississippi	538	Wisconsin	192
Missouri	547	Wyoming	1
Nebraska	128

Most of our stores are located in leased premises. Individual store leases vary as to their terms, rental provisions and expiration dates. Many stores, including a significant portion of our new stores, are subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of up to 15 years with multiple renewal options. We also have stores subject to shorter-term leases, and many of these leases have renewal options.

As of February 28, 2020, we operated 17 distribution centers for non-refrigerated merchandise with approximately 16.9 million square feet, four of which are leased and the remainder of which are owned. Approximately 7.25 acres of the land for one of the distribution centers is subject to a ground lease. We also leased approximately 1.1 million square feet of warehouse space in support of our distribution network for non-refrigerated merchandise. In addition, we operated five cold storage distribution centers with approximately 1.1 million square feet, four of which are leased and one of which is owned, and we have executed leases for two additional cold storage distribution centers with approximately 0.7 million square feet, which are expected to be operational later in 2020.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding our current executive officers as of March 19, 2020 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected. There are no familial relationships between any of our directors or executive officers.

8
Name	Age	Position
Todd J. Vasos	58	Chief Executive Officer and Director
John W. Garratt	51	Executive Vice President and Chief Financial Officer
Jeffery C. Owen	50	Chief Operating Officer
Michael J. Kindy	54	Executive Vice President, Global Supply Chain
Jason S. Reiser	51	Executive Vice President and Chief Merchandising Officer
Steven G. Sunderland	56	Executive Vice President, Store Operations
Rhonda M. Taylor	52	Executive Vice President and General Counsel
Carman R. Wenkoff	52	Executive Vice President and Chief Information Officer
Anita C. Elliott	55	Senior Vice President and Chief Accounting Officer
Kathleen A. Reardon	48	Senior Vice President and Chief People Officer

Mr. Vasos has served as Chief Executive Officer and a member of our Board since June 2015.  He joined Dollar General in December 2008 as Executive Vice President, Division President and Chief Merchandising Officer and was promoted to Chief Operating Officer in November 2013.  Prior to joining Dollar General, Mr. Vasos served in executive positions with Longs Drug Stores Corporation for seven years, including Executive Vice President and Chief Operating Officer (February 2008 to November 2008) and Senior Vice President and Chief Merchandising Officer (2001 to 2008), where he was responsible for all pharmacy and front-end marketing, merchandising, procurement, supply chain, advertising, store development, store layout and space allocation, and the operation of three distribution centers. He also previously served in leadership positions at Phar-Mor Food and Drug Inc. and Eckerd Corporation.

Mr. Garratt has served as Executive Vice President and Chief Financial Officer since December 2015.  He joined Dollar General in October 2014 as Senior Vice President, Finance & Strategy and subsequently served as Interim Chief Financial Officer from July 2015 to December 2015.  Mr. Garratt previously held various positions of increasing responsibility in corporate strategy and financial planning with Yum! Brands, Inc., one of the world’s largest restaurant companies, between May 2004 and October 2014, including Vice President, Finance and Division Controller for the KFC division and earlier for the Pizza Hut division and for Yum Restaurants International (October 2013 to October 2014); Senior Director, Yum Corporate Strategy (March 2010 to October 2013), reporting directly to the corporate Chief Financial Officer and leading corporate strategy as well as driving key cross-divisional initiatives; and various other financial positions.  He previously held financial management positions at Alcoa Inc. (April 2002 to May 2004) and General Electric (March 1999 to April 2002), after beginning his career with Alcoa in May 1990. Mr. Garratt has served as a director of Humana Inc. since February 2020.

Mr. Owen has served as Chief Operating Officer since August 27, 2019. He returned to Dollar General in June 2015 as Executive Vice President of Store Operations, with over 21 years of previous employment experience with the Company.  Prior to his departure from Dollar General in July 2014, he was Senior Vice President, Store Operations.  Prior to August 2011, Mr. Owen served as Vice President, Division Manager, and from November 2006 to March 2007 he served as Retail Division Manager.  Prior to November 2006, he was Senior Director, Operations Process Improvement.  Mr. Owen also served the Company in various operations roles of increasing importance and responsibility from December 1992 to September 2004.  Mr. Owen has served as a director of Kirkland’s Inc. since March 2015.

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

Mr. Reiser has served as Executive Vice President and Chief Merchandising Officer since July 2017.  He previously served as Executive Vice President and Chief Operating Officer of Vitamin Shoppe, Inc., a multi-channel specialty retailer and contract manufacturer of health and wellness products, from July 2016 to July 2017, where he led merchandising, operations, end-to-end supply chain, information technology, real estate and construction, planning, pricing and merchandising operations. He also previously served as Executive Vice President, Chief Merchandising Officer (January 2014 to June 2016) and as Senior Vice President, Hardlines Merchandising (July 2013 to January 2014) for discount retailer Dollar Tree, Inc. (successor to Family Dollar Stores, Inc.) and was employed by Walmart Stores, Inc. for 17 years in a variety of roles, including Vice President, Merchandising, Health & Family Care of Sam’s Club (November 2010 to June 2013); Vice President, Operations & Compliance, Health & Wellness of Sam’s Club (May 2010 to November 2010); Divisional Merchandise Manager, Wellness (May 2009 to May 2010); Senior Buyer Pharmacy/OTC of Sam’s Club (November 2006 to May 2009); Director, Government Relations and Regulatory Affairs (August 2002 to November 2006); Pharmacy District Manager (August 2000 to August 2002); and Pharmacy Manager (October 1995 to August 2000).

Mr. Sunderland has served as Executive Vice President, Store Operations, since August 2019. He joined Dollar General as Senior Vice President, Store Operations, in September 2014. Mr. Sunderland previously served as Senior Vice President, Retail Operations, of Office Depot, Inc. (November 2013 to January 2014); Senior Vice President, Retail Operations, of OfficeMax Incorporated (May 2012 to November 2013); Chief Operating Officer of Bally Total Fitness Holding Corporation (2011 to April 2012); and World Kitchen, LLC’s President of Retail (2009 to 2011). Mr. Sunderland began his career with Sears in 1987, holding various positions of increasing responsibility, including Vice President of Strategic Operations for Sears Holdings Corporation from 2007 until 2009.

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

Mr. Wenkoff has served as Executive Vice President and Chief Information Officer since July 2017.  He previously served as the Chief Information Officer (May 2012 to June 2017) and Chief Digital Officer (June 2016 to June 2017) of Franchise World Headquarters, LLC (“Subway”), a restaurant chain, where he was responsible for global technology and digital strategy, execution and operations for the Subway brand and all of its restaurants. He owned a Subway franchise from July 2015 until October 2017. He also previously served as Chairman of the Board and Co-President of Retail Gift Card Association (February 2008 to May 2012); Deputy Chief Information Officer for Independent Purchase Cooperative, Inc. (May 2005 to May 2012) and President of its subsidiary, Value Pay Services LLC (May 2005 to February 2011); founder and President of Stored Value Management, Inc. (January 2004 to May 2005); and Vice President, Operations and Finance, and General Counsel

of Ontain Corporation (January 2000 to December 2004).  Mr. Wenkoff began his career in 1993 as an articled student, and then attorney with Douglas Symes & Brissenden and served in various legal positions, including General Counsel, with Pivotal Corporation from 1997 to 2000.

Ms. Elliott has served as Senior Vice President and Chief Accounting Officer since December 2015.  She joined Dollar General as Senior Vice President and Controller in August 2005. Prior to joining Dollar General, she served as Vice President and Controller of Big Lots, Inc. from May 2001 to August 2005, where she was responsible for accounting operations, financial reporting and internal audit. Prior to serving at Big Lots, she served as Vice President and Controller for Jitney-Jungle Stores of America, Inc. from April 1998 to March 2001, where she was responsible for the accounting operations and the internal and external financial reporting functions. Prior to serving at Jitney-Jungle, she practiced public accounting for 12 years, 6 of which were with Ernst & Young LLP.

Ms. Reardon has served as Senior Vice President and Chief People Officer since May 2019. She joined Dollar General as Director, Human Resources in September 2009 and was promoted to Vice President, Talent Management in October 2012. She became Vice President, Retail Human Resources in October 2014 and was promoted to Senior Vice President, Human Resources in March 2019. Prior to joining Dollar General, Ms. Reardon held several positions of increasing responsibility at Centex from August 2005 until September 2009, serving as Director of Human Resources from October 2007 until September 2009. Since beginning her career in May 1998, Ms. Reardon also held various roles with Carrier Corporation, including Manager of Human Resources from August 2003 until August 2005, and was also a Career Consultant at the Darden Graduate School of Business Administration, University of Virginia, from August 2001 until August 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “DG.” On March 12, 2020, there were approximately 2,613 shareholders of record of our common stock.

Dividends

We have paid quarterly cash dividends since 2015. Our Board of Directors most recently increased the amount of the quarterly cash dividend to $0.36 beginning with the dividend payable on April 21, 2020. While our Board of Directors currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Issuer Purchases of Equity Securities

The following table contains information regarding purchases of our common stock made during the quarter ended January 31, 2020 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(a)	or Programs(a)
11/02/19-11/30/19	—	$—	—	$560,822,000
12/01/19-12/31/19	1,940,912	$154.87	1,940,912	$1,260,241,000
01/01/20-01/31/20	745,100	$153.66	745,100	$1,145,749,000
Total	2,686,012	$154.53	2,686,012	$1,145,749,000
(a)	On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on December 3, 2019 to increase the repurchase authorization by $1.0 billion, bringing the cumulative total value of authorized share repurchases under the program since its inception to $8.0 billion. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating information of Dollar General Corporation as of the dates and for the periods indicated. The selected historical statement of income data and statement of cash flows data for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, and balance sheet data as of January 31, 2020 and February 1, 2019, have been derived from our historical audited consolidated financial statements included elsewhere in this report. The selected historical statement of income data and statement of cash flows data for the fiscal years ended February 3, 2017 and January 29, 2016 and balance sheet data as of February 2, 2018, February 3, 2017, and January 29, 2016 presented in this table have been derived from audited consolidated financial statements not included in this report.

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

(Amounts in millions, excluding per share data,	Year Ended
number of stores, selling square feet, and net sales	January 31,	February 1,	February 2,	February 3,	January 29,
per square foot)	2020	2019	2018	2017(1)	2016
Statement of Income Data:
Net sales	$27,754.0	$25,625.0	$23,471.0	$21,986.6	$20,368.6
Cost of goods sold	19,264.9	17,821.2	16,249.6	15,204.0	14,062.5
Gross profit	8,489.1	7,803.9	7,221.4	6,782.6	6,306.1
Selling, general and administrative expenses	6,186.8	5,687.6	5,213.5	4,719.2	4,365.8
Operating profit	2,302.3	2,116.3	2,007.8	2,063.4	1,940.3
Interest expense	100.6	99.9	97.0	97.8	86.9
Other (income) expense	—	1.0	3.5	—	0.3
Income before income taxes	2,201.7	2,015.4	1,907.3	1,965.6	1,853.0
Income tax expense	489.2	425.9	368.3	714.5	687.9
Net income	$1,712.6	$1,589.5	$1,539.0	$1,251.1	$1,165.1
Earnings per share—basic	$6.68	$5.99	$5.64	$4.45	$3.96
Earnings per share—diluted	6.64	5.97	5.63	4.43	3.95
Dividends per share	1.28	1.16	1.04	1.00	0.88
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$2,238.0	$2,143.6	$1,802.1	$1,605.0	$1,391.7
Investing activities	(782.5)	(731.6)	(645.0)	(550.9)	(503.4)
Financing activities	(1,450.7)	(1,443.9)	(1,077.6)	(1,024.1)	(1,310.2)
Total capital expenditures	(784.8)	(734.4)	(646.5)	(560.3)	(504.8)
Other Financial and Operating Data:
Same store sales growth(2)	3.9%	3.2%	2.7%	0.9%	2.8%
Same store sales(2)	$26,374.0	$23,854.0	$21,871.6	$20,348.1	$19,254.3
Number of stores included in same store sales calculation	15,209	14,283	13,150	12,383	11,706
Number of stores (at period end)	16,278	15,370	14,534	13,320	12,483
Selling square feet (in thousands at period end)	120,342	113,755	107,821	98,943	92,477
Net sales per square foot(3)	$237	$231	$227	$229	$226
Consumables sales	78.0%	77.5%	76.9%	76.4%	75.9%
Seasonal sales	11.7%	11.9%	12.1%	12.2%	12.4%
Home products sales	5.8%	5.9%	6.0%	6.2%	6.3%
Apparel sales	4.5%	4.7%	5.0%	5.2%	5.4%
Balance Sheet Data (at period end):
Cash and cash equivalents and short-term investments	$240.3	$235.5	$267.4	$187.9	$157.9
Total assets	22,825.1	13,204.0	12,516.9	11,672.3	11,257.9
Long-term debt(4)	2,912.0	2,864.7	3,006.0	3,211.5	2,970.6
Total shareholders’ equity	6,702.5	6,417.4	6,125.8	5,406.3	5,377.9
(1)	The fiscal year ended February 3, 2017 was comprised of 53 weeks.

(2)	Same-store sales are calculated based upon stores that were open at least 13 full fiscal months and remain open at the end of the reporting period. We include stores that have been remodeled, expanded or relocated in our same-store sales calculation. Changes in same-store sales are calculated based on the comparable 52 calendar weeks in the current and prior years.

(3)	Net sales per square foot was calculated based on total sales for the preceding 12 months as of the ending date of the reporting period divided by the average selling square footage during the period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters.

(4)	Debt issuance costs are reflected as a deduction from the corresponding debt liability for all periods presented.

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

Executive Overview

We are among the largest discount retailers in the United States by number of stores, with 16,368 stores located in 45 states as of February 28, 2020, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

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

Historically, our sales of consumables, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales of non-consumables, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. Our sales mix has continued to shift slightly toward consumables, and, within consumables, slightly toward lower margin departments such as perishables. While we expect some sales mix challenges to persist, certain of our initiatives are intended to address these trends, although there can be no assurance we will be successful in reversing them.

We continue to make progress on and invest in certain strategic initiatives that we believe will help drive profitable sales growth and capture long-term growth opportunities. Such opportunities include leveraging existing and developing new digital tools and technology to provide our customers with additional shopping access points and even greater convenience. Additionally, our refreshed approach to our non-consumable product offerings has been implemented in approximately 2,400 stores as of the end of 2019. This merchandising strategy, which is continuing to evolve and help shape our approach to non-consumable categories throughout the chain, offers a new, differentiated and limited assortment that will change throughout the year. As we extend this initiative more broadly, as well as incorporate certain related merchandising efforts throughout our chain, our goal is to continue to improve the shopping experience while delivering exceptional value within key areas of our non-consumable categories.

We are continuing our rollout of the “DG Fresh” initiative, a self-distribution model for fresh and frozen products that is designed to enhance sales, reduce product costs, improve our in-stock position and enhance item assortment. We currently operate five DG Fresh distribution facilities, which served more than 6,000 stores as of February 28, 2020.

Tariffs on products from China, as applied to both our direct imports and domestic purchases, did not have a net material impact on our financial results in 2019. We believe we can mitigate the potential sales and margin impact of such increased tariffs on our financial results in 2020 through various sourcing, merchandising and pricing efforts. However, as noted above, changes in trade policy that result in higher prices for our customers may negatively impact their budgets, and consequently, their spending, and additional increases in tariff rates or expansion of products subject to tariffs may have a more significant impact on our future business. There can be no assurance we will be successful in our efforts to mitigate the impacts of existing or future tariffs in whole or in part, including but not limited to any impacts on customer spending.

We have limited insight into the extent to which our business may be impacted by the COVID-19 coronavirus outbreak, and there are many unknowns. While we currently expect delays in the receipt of certain goods in 2020 as a result of this outbreak, we do not currently anticipate a material impact to our financial results in 2020 due to these delays. Further delays in the receipt of goods, or other unanticipated impacts to our supply chain, including on direct imports or goods purchased domestically, our stores or our customers, could have a more significant impact on our future business (including sales), and we are continuing to monitor this evolving situation.

To support our other operating priorities, we remain focused on capturing growth opportunities. In 2019, we opened 975 new stores, remodeled 1,024 stores, and relocated 100 stores. For 2020, we plan to open approximately 1,000 new stores, remodel approximately 1,500 stores, and relocate approximately 80 stores for a total of 2,580 real estate projects.

We continue to innovate within our channel and are able to utilize the most productive of our various store formats based on the specific market opportunity. We expect that our traditional 7,300 square foot store format will continue to be the primary store layout for new stores in 2020. We expect approximately 1,125 of the planned 1,500 remodels in 2020 to use a higher-cooler-count store format that enables us to offer an increased selection of perishable items, with the traditional store format the primary store layout for the remainder of the real estate projects. Additionally, the majority of both new stores and remodels will incorporate higher-capacity coolers. The acceleration of remodels in 2020 and the increased usage of the higher-cooler-count formats is expected to allow us to capture additional growth opportunities within our existing markets. In addition, our smaller format store (less than 6,000 square feet) is expected to allow us to capture growth opportunities in urban areas. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

To support our new store growth and drive productivity, we have continued to make investments in our traditional distribution center network for non-refrigerated merchandise. We began shipping from our distribution centers in Longview, Texas and Amsterdam, New York in January 2019 and December 2019, respectively.

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

We also have launched “Fast Track”, an initiative aimed at further enhancing our convenience proposition and in-stock position as well as increasing labor productivity within our stores. The first phase of Fast Track involved sorting process optimization within our distribution centers, as well as increased shelf-ready packaging, to allow for greater store-level stocking efficiencies, followed by the second-phase pilot of a self-checkout option in a limited number of stores. We have completed the sorting process optimization at all of our non-refrigerated distribution centers. Additionally, we have launched the self-checkout pilot in a select number of stores. These and certain other strategic initiatives will require us to incur upfront expenses for which, in some respects, there may not be an immediate or acceptable return in terms of sales or enhanced profitability.

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces. While we expect these increases to persist, certain of our initiatives and plans are intended to help offset these challenges, although there can be no assurance we will be successful in mitigating them.

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

To further enhance shareholder returns, we repurchased shares of our common stock and paid quarterly cash dividends throughout 2019. In 2020, we intend to continue our share repurchase activity, and to pay quarterly cash dividends, subject to Board discretion and approval.

We utilize key performance indicators (“KPIs”) in the management of our business. Our KPIs include same-store sales, average sales per square foot, and inventory turnover. Same-store sales are calculated based upon stores that were open at least 13 full fiscal months and remain open at the end of the reporting period. We include stores that have been remodeled, expanded or relocated in our same-store sales calculation. Changes in same-store sales are calculated based on the comparable 52 calendar weeks in the current and prior years. Net sales per square foot is calculated based on total sales for the preceding 12 months as of the ending date of the reporting period divided by the average selling square footage during the period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters. Inventory turnover is calculated based on total cost of goods sold for the preceding four quarters divided by the average inventory balance as of the ending date of the reporting period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters. Each of these measures is commonly used by investors in retail companies to measure the health of the business. We use these measures to maximize profitability and for decisions about the allocation of resources.

A continued focus on our four operating priorities as discussed above, coupled with strong cash flow management and share repurchases resulted in solid overall operating and financial performance in 2019 as compared to 2018, as set forth below. Basis points, as referred to below, are equal to 0.01% as a percentage of net sales.

●	Net sales in 2019 increased 8.3% over 2018. Sales in same-stores increased 3.9%, primarily due to increases in average transaction amount and customer traffic. Average sales per square foot in 2019 were $237 compared to $231 in 2018.

●	Our gross profit rate increased by 14 basis points due primarily to higher initial markups on inventory purchases.

●	SG&A increased by 9 basis points primarily reflecting our estimate for the settlement of certain legal matters.

●	Operating profit increased 8.8% to $2.30 billion in 2019 compared to $2.12 billion in 2018.

●	The increase in the effective income tax rate to 22.2% in 2019 from 21.1% in 2018 was due primarily to changes in state income tax laws and income tax benefits arising from the Tax Cuts and Jobs Act in 2018 that did not reoccur in 2019.

●	We reported net income of $1.71 billion, or $6.64 per diluted share, for 2019 compared to net income of $1.59 billion, or $5.97 per diluted share, for 2018.

●	We generated approximately $2.24 billion of cash flows from operating activities in 2019, an increase of 4.4% compared to 2018.

●	Inventory turnover was 4.4 times, and inventories increased 7.8% on a per store basis compared to 2018.

●	We repurchased approximately 8.3 million shares of our outstanding common stock for $1.2 billion.

Readers should refer to the detailed discussion of our operating results below for additional comments on financial performance in the current year as compared with the prior years presented.

Results of Operations

Accounting Periods. The following text contains references to years 2019, 2018, and 2017, which represent fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal years 2019, 2018 and 2017 were each 52-week accounting periods.

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

The following table contains results of operations data for fiscal years 2019, 2018 and 2017, and the dollar and percentage variances among those years.

				2019 vs. 2018		2018 vs. 2017
(amounts in millions, except				Amount	%	Amount	%
per share amounts)	2019	2018	2017	Change	Change	Change	Change
Net sales by category:
Consumables	$21,635.9	$19,865.1	$18,054.8	$1,770.8	8.9%	$1,810.3	10.0%
% of net sales	77.96%	77.52%	76.92%
Seasonal	3,258.9	3,050.3	2,837.3	208.6	6.8	213.0	7.5
% of net sales	11.74%	11.90%	12.09%
Home products	1,611.9	1,506.1	1,400.6	105.8	7.0	105.4	7.5
% of net sales	5.81%	5.88%	5.97%
Apparel	1,247.3	1,203.6	1,178.3	43.7	3.6	25.4	2.2
% of net sales	4.49%	4.70%	5.02%
Net sales	$27,754.0	$25,625.0	$23,471.0	$2,128.9	8.3%	$2,154.1	9.2%
Cost of goods sold	19,264.9	17,821.2	16,249.6	1,443.7	8.1	1,571.6	9.7
% of net sales	69.41%	69.55%	69.23%
Gross profit	8,489.1	7,803.9	7,221.4	685.2	8.8	582.5	8.1
% of net sales	30.59%	30.45%	30.77%
Selling, general and administrative expenses	6,186.8	5,687.6	5,213.5	499.2	8.8	474.0	9.1
% of net sales	22.29%	22.20%	22.21%
Operating profit	2,302.3	2,116.3	2,007.8	186.0	8.8	108.5	5.4
% of net sales	8.30%	8.26%	8.55%
Interest expense	100.6	99.9	97.0	0.7	0.7	2.8	2.9
% of net sales	0.36%	0.39%	0.41%
Other (income) expense	—	1.0	3.5	(1.0)	—	(2.5)	—
% of net sales	0.00%	0.00%	0.01%
Income before income taxes	2,201.7	2,015.4	1,907.3	186.3	9.2	108.1	5.7
% of net sales	7.93%	7.87%	8.13%
Income tax expense	489.2	425.9	368.3	63.2	14.8	57.6	15.6
% of net sales	1.76%	1.66%	1.57%
Net income	$1,712.6	$1,589.5	$1,539.0	$123.1	7.7%	$50.5	3.3%
% of net sales	6.17%	6.20%	6.56%
Diluted earnings per share	$6.64	$5.97	$5.63	$0.67	11.2%	$0.34	6.0%

Net Sales. The net sales increase in 2019 reflects a same-store sales increase of 3.9% compared to 2018. In 2019, our 15,209 same-stores accounted for sales of $26.4 billion. The increase in same-store sales primarily reflects an increase in average transaction amount and customer traffic compared to 2018. The increase in average transaction amount was driven by higher average item retail prices. Same-store sales in 2019 increased in each of the consumables, seasonal and home products and apparel categories, compared to 2018. The 2019 net sales increase was positively affected by new stores, modestly offset by sales from closed stores.

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

Of our four major merchandise categories, the consumables category, which generally has a lower gross profit rate than the other three categories, is our largest category and has continued to become a larger percentage of our total sales. Because of the impact of sales mix on gross profit, we continually review our merchandise mix and strive to adjust it when appropriate.

Gross Profit. In 2019, gross profit increased by 8.8%, and as a percentage of net sales increased by 14 basis points to 30.6% compared to 2018. Higher initial markups on inventory purchases and a lower LIFO provision contributed to the increase in the gross profit rate. These factors were partially offset by increased distribution and transportation costs, a greater proportion of sales of consumables, which generally have a lower gross profit rate than our other product categories, and sales of lower margin products comprising a higher proportion of consumables sales, as well as a higher rate of inventory shrinkage.

In 2018, gross profit increased by 8.1%, and as a percentage of net sales decreased by 32 basis points to 30.5% compared to 2017. Higher markdowns, a greater proportion of sales of consumables, which generally have a lower gross profit rate than our other product categories, and sales of lower margin products comprising a higher proportion of consumables sales, as well as increases in transportation costs and an increased LIFO provision reduced the gross profit rate. These factors were partially offset by an improved rate of inventory shrinkage and higher initial markups on inventory purchases.

SG&A. SG&A as a percentage of sales was 22.3% in 2019 compared to 22.2% in 2018, an increase of 9 basis points. We recorded expenses of $31.0 million in 2019 reflecting our estimate for the settlement of significant legal matters discussed in Note 7 to the consolidated financial statements. SG&A in 2019 included a decrease of approximately $22.8 million in hurricane and other disaster-related expenses compared to 2018 as well as an increase in retail labor costs at a rate less than the increase in net sales.

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

Interest Expense. Interest expense increased $0.7 million to $100.6 million in 2019 compared to 2018, and increased $2.8 million to $99.9 million in 2018 compared to 2017. See the detailed discussion under “Liquidity and Capital Resources” regarding the financing of various long-term obligations.

We had consolidated outstanding variable-rate debt of $430.1 million and $373.3 million as of January 31, 2020 and February 1, 2019, respectively, and the remainder of our outstanding indebtedness as of each of those dates was fixed rate debt.

Other (income) expense. Other (income) expense in 2018 reflects expenses associated with the voluntary prepayment of our senior unsecured term loan facility, and in 2017 reflects expenses associated with the issuance and refinancing of long-term debt.

Income Taxes. The effective income tax rate for 2019 was 22.2% compared to a rate of 21.1% for 2018 which represents a net increase of 1.1 percentage points. The effective income tax rate was higher in 2019 primarily due to an increase in income taxes resulting from changes in state income tax laws and a federal income tax benefit arising from the Tax Cuts and Jobs Act (the “TCJA”) in 2018 that did not reoccur in 2019.

The effective income tax rate for 2018 was 21.1% compared to a rate of 19.3% for 2017 which represents a net increase of 1.8 percentage points. The effective income tax rate was higher in 2018 primarily due to the one-time remeasurement of the federal portion of our deferred tax assets and liabilities at 21% in 2017, which was offset by the reduction in the current federal tax rate from 33.7% in 2017 to 21% in 2018.

Our 2017 provision for income taxes reflected an estimate due to the changes in the federal income tax law arising from the TCJA, signed into law on December 22, 2017. The provisional tax benefit consisted of $310.8 million related to the one-time remeasurement of the federal portion of our deferred tax assets and liabilities at the 21% rate and $24.2 million related to the reduced statutory tax rate of 33.7%, compared to 35% in prior years. Subsequent to the signing of the TCJA, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allowed companies to record provisional amounts during a measurement period not to extend beyond one year after the enactment date while the accounting impact is still under analysis. In 2018, we concluded our analysis of the accounting impact of the TCJA pursuant to SAB 118 and recorded immaterial adjustments related to our 2017 provision for income taxes.

Off Balance Sheet Arrangements

We are not party to any material off balance sheet arrangements.

Effects of Inflation

In 2019 and 2018, we experienced increases in product costs due in part to tariffs on certain items imported from China. We experienced minimal overall commodity cost inflation or deflation in 2017.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

During the past three years, we have generated an aggregate of approximately $6.2 billion in cash flows from operating activities and incurred approximately $2.2 billion in capital expenditures. During that period, we expanded the number of stores we operate by 2,958, representing growth of approximately 22%, and we remodeled or relocated 3,053 stores, or approximately 23% of the stores we operated as of the beginning of the three-year period. In 2020, we intend to continue our current strategy of pursuing store growth, remodels and relocations.

At January 31, 2020, we had a $1.25 billion unsecured revolving credit agreement (the “Revolving Facility”), $2.5 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability of up to $1.0 billion. At January 31, 2020, we had total consolidated outstanding debt (including the current portion of long-term obligations) of $2.9 billion, which includes commercial paper borrowings (“CP Notes”) and senior notes, all of which are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described below. The information contained in Note 5 to the consolidated financial statements contained in Part II, Item 8 of this report is incorporated herein by reference.

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

For fiscal 2020, we anticipate potential combined borrowings under the Revolving Facility and CP Notes to be a maximum of approximately $800 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Revolving Credit Facility

On September 10, 2019, we entered into the Revolving Facility consisting of a $1.25 billion senior unsecured revolving credit facility of which up to $175.0 million is available for the issuance of letters of credit and which is scheduled to mature on September 10, 2024.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of January 31, 2020 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of January 31, 2020, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of January 31, 2020, we were in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of January 31, 2020, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $5.4 million, and borrowing availability of $1.24 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $638.4 million at January 31, 2020. In addition, as of January 31, 2020 we had outstanding letters of credit of $41.4 million which were issued pursuant to separate agreements.

Commercial Paper

As of January 31, 2020, our consolidated balance sheet reflected outstanding unsecured CP Notes of $425.2 million classified as long-term obligations due to our intent and ability to refinance these obligations as long-term debt. An additional $181.0 million of outstanding CP Notes were held by a wholly-owned subsidiary and are therefore not reflected on the consolidated balance sheet. Under this program, we may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of January 31, 2020, the consolidated outstanding CP Notes had a weighted average borrowing rate of 1.7%.

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

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of January 31, 2020 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$2,930,095	$425,755	$1,190	$901,300	$1,601,850
Interest(a)	558,518	101,257	187,873	135,422	133,966
Self-insurance liabilities(b)	238,254	106,911	85,160	29,370	16,813
Operating lease obligations(c)	10,770,814	1,313,935	2,465,113	2,185,022	4,806,744
Subtotal	$14,497,681	$1,947,858	$2,739,336	$3,251,114	$6,559,373

	Commitments Expiring by Period
Commercial commitments(d)	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Letters of credit	$13,405	$13,405	$—	$—	$—
Purchase obligations(e)	790,215	790,215	—	—	—
Subtotal	$803,620	$803,620	$—	$—	$—
Total contractual obligations and commercial commitments(f)	$15,301,301	$2,751,478	$2,739,336	$3,251,114	$6,559,373
(a)	Represents obligations for interest payments on long-term debt and includes projected interest on variable rate long-term debt using 2019 year end rates and balances. Variable rate long-term debt includes the Revolving Facility (although such facility had a balance of zero as of January 31, 2020), the CP Notes (which had a balance of $425.2 million as of January 31, 2020, which amount is net of $181 million held by a wholly-owned subsidiary), and the balance of an outstanding tax increment financing of $4.9 million.

(b)	We retain a significant portion of the risk for our workers’ compensation, employee health, general liability, property loss, automobile, and third-party landlord claims exposures. As these obligations do not have scheduled maturities, these amounts represent undiscounted estimates based upon actuarial assumptions. Substantially all amounts are reflected on an undiscounted basis in our consolidated balance sheets.

(c)	Commercial commitments include information technology license and support agreements, supplies, fixtures, letters of credit for import merchandise, and other inventory purchase obligations.

(d)	Purchase obligations include legally binding agreements for software licenses and support, supplies, fixtures, and merchandise purchases (excluding such purchases subject to letters of credit).

(e)	We have potential payment obligations associated with uncertain tax positions that are not reflected in these totals. We are currently unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities for the $5.1 million of reserves for uncertain tax positions.

Share Repurchase Program

Our existing common stock repurchase program had a total remaining authorization of approximately $1.1 billion at January 31, 2020. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more detail about our share repurchase program, see Note 11 to the consolidated financial statements.

Other Considerations

On March 11, 2020, the Board of Directors declared a quarterly cash dividend of $0.36 per share which is payable on or before April 21, 2020 to shareholders of record of our common stock on April 7, 2020. We paid quarterly cash dividends of $0.32 per share in 2019. Although the Board currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other factors, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant in its sole discretion.

Our inventory balance represented approximately 55% of our total assets exclusive of goodwill, operating lease assets, and other intangible assets as of January 31, 2020. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

As described in Note 7 to the consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity.

Cash Flows

Cash flows from operating activities. Cash flows from operating activities were $2.24 billion in 2019, which represents a $94.4 million increase compared to 2018. Changes in accounts payable resulted in a $428.6 million increase in 2019 compared to a $375.2 million increase in 2018, due primarily to the timing of receipts and payments which was partially impacted by certain changes in payment terms. In addition, net income increased by $123.1 million in 2019 over 2018. These items were offset by changes in merchandise inventories which resulted in a $578.8 million decrease in 2019 as compared to a decrease of $521.3 million in 2018. Changes in income taxes in 2019 compared to 2018 are primarily due to the timing of payments for income taxes.

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

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 14% in 2019, by 14% in 2018 and by 11% in 2017. Inventory levels in the consumables category increased by $371.9 million, or 14%, in 2019, by $320.9 million, or 14%, in 2018, and by $322.9 million, or 16% in 2017. The seasonal category increased by $127.3 million, or 17%, in 2019, by $108.4 million, or 17%, in 2018, and by $14.9 million, or 2%, in 2017. The home products category increased by $82.8 million, or 23%, in 2019, by $24.0 million, or 7%, in 2018, and by $10.6 million, or 3%, in 2017. The apparel category decreased by $2.1 million, or 1%, in 2019, and increased by $34.7 million, or 10%, in 2018, and by $1.9 million, or 1%, in 2017.

Cash flows from investing activities. Significant components of property and equipment purchases in 2019 included the following approximate amounts: $338 million for improvements, upgrades, remodels and relocations of existing stores; $217 million for distribution and transportation-related projects; $149 million for new leased stores, primarily for leasehold improvements, fixtures and equipment; and $59 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During 2019, we opened 975 new stores and remodeled or relocated 1,124 stores.

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

Capital expenditures during 2020 are projected to be in the range of $925 million to $975 million. We anticipate funding 2020 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional senior notes or CP Notes. We plan to continue to invest in store growth and development of approximately 1,000 new stores and approximately 1,580 stores to be remodeled or relocated. Capital expenditures in 2020 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. In 2019, we had a net increase in consolidated commercial paper borrowings of $58.3 million and had no borrowings or repayments under the Revolving Facility. We repurchased 8.3 million outstanding shares of our common stock in 2019 at a total cost of $1.2 billion, and paid cash dividends of $327.6 million.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market (“LCM”) with cost determined using the retail last in, first out (“LIFO”) method. We use the retail inventory method (“RIM”) to calculate gross profit and the resulting valuation of inventories at cost, which are computed utilizing a calculated cost-to-retail inventory ratio at an inventory department level. We apply the RIM to these departments, which are groups of products that are fairly uniform in terms of cost, selling price relationship and turnover. The

RIM will result in valuing inventories at LCM if permanent markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain management judgments and estimates that may impact the ending inventory valuation at cost, as well as the gross profit recognized. These judgments include ensuring departments consist of similar products, recording estimated shrinkage between physical inventories, and timely recording of markdowns needed to sell inventory.

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

Lease Accounting. We adopted new accounting guidance related to leases as of February 2, 2019, using the modified retrospective approach. Under this approach, existing leases were recorded at the adoption date, and comparative periods were not restated and are presented under previously existing guidance. Adoption of the leasing standard resulted in right of use operating lease assets and operating lease liabilities of approximately $8.0 billion each as of February 2, 2019. Significant judgments and estimates were utilized in calculating these initial balances, including the determination of appropriate lease discount rates.

Many of our stores are subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of up to 15 years with multiple renewal options. We also have stores subject to shorter-term leases and many of these leases have renewal options. Certain of our stores have provisions for contingent rentals based upon a percentage of defined sales volume. We recognize contingent rental expense when the achievement of specified sales targets is considered probable. We record single lease expense on a straight-line basis over the lease term including any option periods that are reasonably certain to be renewed, commencing on the date that we take physical possession of the property from the landlord which normally includes a period prior to store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, the related lease expense is recognized on a straight-line basis. Tenant allowances, to the extent received, are recorded as a reduction of the right of use asset. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

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

Interest Rate Risk

We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Our principal interest rate exposure relates to outstanding amounts under our Revolving Facility as well as our commercial paper program. As of January 31, 2020, we had consolidated borrowings of $425.2 million under our commercial paper program and no borrowings outstanding under our Revolving Facility. In order to mitigate a portion of the variable rate interest exposure under the credit facilities, in prior years we have entered into various interest rate swaps. As of January 31, 2020, no such interest rate swaps were outstanding and, as a result, we are exposed to fluctuations in variable interest rates under the Revolving Facility and our commercial paper program. For a detailed discussion of our Revolving Facility and our commercial paper program, see Note 5 to the consolidated financial statements.

A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows. Based on our variable rate borrowing levels as of January 31, 2020 and February 1, 2019, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $4.3 million in 2019 and $3.7 million in 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries (the Company) as of January 31, 2020 and February 1, 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2020 and February 1, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 19, 2020, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for lease contracts on February 2, 2019, due to the adoption of ASU 2016-02 Leases (ASC 842). See below for discussion of our related critical audit matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate of Workers’ Compensation and General Liability Reserves

Description of the Matter

The Company records expenses and reserves for workers’ compensation matters related to alleged work-related employee accidents and injuries, as well as general liability matters related to alleged non-employee incidents and injuries. At January 31, 2020, the Company’s reserves for self-insurance risks were $240.6 million, which includes workers’ compensation and general liability reserves. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk related to its workers’ compensation and general liability exposures. Accordingly, provisions are recorded for the Company’s estimates of such losses. The undiscounted future claim costs for the workers’ compensation and general liability exposures are estimated using actuarial methods.

Auditing management’s assessment of the recorded self-insurance exposure reserves was complex and judgmental due to the significant assumptions required in projecting the exposure on incurred claims (including those which have not been reported to the Company). In particular, the estimate was sensitive to significant assumptions such as loss development factors, trend factors, pure loss rates, and projected claim counts.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for these self-insurance exposures. For example, we tested controls over the appropriateness of the assumptions management used in the calculation and the completeness and accuracy of the data underlying the reserves.

To test the Company’s determination of the estimated required self-insurance reserves, we performed audit procedures that included, among others, assessing the actuarial valuation methodologies utilized by management, testing the significant assumptions discussed above, testing the completeness and accuracy of the underlying data used by the Company in its evaluation, and testing the mathematical accuracy of the calculations. We also compared the significant assumptions used by management to industry accepted actuarial assumptions, reassessed the accuracy of management’s historical estimates utilized in prior period evaluations, and utilized an actuarial valuation specialist to assist in assessing the valuation methodologies and significant assumptions used in the valuation analysis, as well as to compare the Company’s recorded reserve to an independently developed range of actuarial reserves.

Adoption of New Lease Accounting Standard

Description of the Matter

As described above and in Note 1 to the consolidated financial statements, the Company adopted ASU 2016-02, Leases (ASC 842), on February 2, 2019. The adoption of ASC 842 resulted in the recognition of right-of-use operating lease assets and lease liabilities of approximately $8.0 billion as of February 2, 2019. The cumulative effect of adopting the standard resulted in an adjustment to retained earnings of $28.8 million at the same date. Among the elements of management estimation in connection with the adoption was the determination of incremental borrowing rates (“IBR”) which were used to calculate its operating right-of-use assets and lease liabilities. Management estimates certain adjustments to observed borrowing rates in order to derive the IBRs that are representative of the rate the lessee would have to borrow on a collateralized basis over a similar term as the subject lease.

Auditing the Company’s adoption of ASC 842 was complex and involved subjective auditor judgement because the Company is party to a significant number of lease contracts, and certain aspects of adopting ASC 842 required management to exercise significant judgment in applying ASC 842 to its portfolio of lease contracts. In particular, auditing management’s estimate of the IBRs used to determine the operating right-of-use assets and lease liabilities was especially challenging and required the evaluation of the significant assumptions utilized by management including the selection of appropriate yield curves and adjustments for collateralization.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the adoption of ASC 842. For example, we tested controls over management’s review of the application of accounting policy elections to its portfolio of leases and over management’s review of the estimation of the IBRs.

To test the Company’s adoption of ASC 842, we performed audit procedures that included, among others, evaluating the completeness of the population of contracts that meet the definition of a lease under ASC 842, testing the accuracy of lease terms by agreement of such terms to the original lease contract, and testing the accuracy of the Company’s calculations of initial right-of-use assets and lease liabilities. We involved our specialist to assist in our evaluation of the Company’s methodology, model and significant assumptions utilized in developing the IBRs. We also compared the Company’s IBRs to ranges developed by our specialists based on independently observed data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Nashville, Tennessee

March 19, 2020

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 31,	February 1,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$240,320	$235,487
Merchandise inventories	4,676,848	4,097,004
Income taxes receivable	76,537	57,804
Prepaid expenses and other current assets	184,163	272,725
Total current assets	5,177,868	4,663,020
Net property and equipment	3,278,359	2,970,806
Operating lease assets	8,796,183	—
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,006	1,200,217
Other assets, net	34,079	31,406
Total assets	$22,825,084	$13,204,038
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$555	$1,950
Current portion of operating lease liabilities	964,805	—
Accounts payable	2,860,682	2,385,469
Accrued expenses and other	709,156	618,405
Income taxes payable	8,362	10,033
Total current liabilities	4,543,560	3,015,857
Long-term obligations	2,911,438	2,862,740
Long-term operating lease liabilities	7,819,683	—
Deferred income taxes	675,227	609,687
Other liabilities	172,676	298,361
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 251,936 and 259,511 shares issued and outstanding at January 31, 2020 and February 1, 2019, respectively	220,444	227,072
Additional paid-in capital	3,322,531	3,252,421
Retained earnings	3,162,660	2,941,107
Accumulated other comprehensive loss	(3,135)	(3,207)
Total shareholders’ equity	6,702,500	6,417,393
Total liabilities and shareholders' equity	$22,825,084	$13,204,038

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	January 31,	February 1,	February 2,
	2020	2019	2018
Net sales	$27,753,973	$25,625,043	$23,470,967
Cost of goods sold	19,264,912	17,821,173	16,249,608
Gross profit	8,489,061	7,803,870	7,221,359
Selling, general and administrative expenses	6,186,757	5,687,564	5,213,541
Operating profit	2,302,304	2,116,306	2,007,818
Interest expense	100,574	99,871	97,036
Other (income) expense	—	1,019	3,502
Income before income taxes	2,201,730	2,015,416	1,907,280
Income tax expense	489,175	425,944	368,320
Net income	$1,712,555	$1,589,472	$1,538,960
Earnings per share:
Basic	$6.68	$5.99	$5.64
Diluted	$6.64	$5.97	$5.63
Weighted average shares outstanding:
Basic	256,553	265,155	272,751
Diluted	258,053	266,105	273,362

Dividends per share	$1.28	$1.16	$1.04

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	January 31,	February 1,	February 2,
	2020	2019	2018
Net income	$1,712,555	$1,589,472	$1,538,960
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $345, $344, and $509, respectively	973	974	809
Comprehensive income	$1,713,528	$1,590,446	$1,539,769

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, February 3, 2017	275,212	$240,811	$3,154,606	$2,015,867	$(4,990)	$5,406,294
Net income	—	—	—	1,538,960	—	1,538,960
Dividends paid, $1.04 per common share	—	—	—	(282,941)	—	(282,941)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	809	809
Share-based compensation expense	—	—	34,323	—	—	34,323
Repurchases of common stock	(7,060)	(6,178)	—	(573,534)	—	(579,712)
Other equity and related transactions	581	508	7,533	—	—	8,041
Balances, February 2, 2018	268,733	$235,141	$3,196,462	$2,698,352	$(4,181)	$6,125,774
Net income	—	—	—	1,589,472	—	1,589,472
Dividends paid, $1.16 per common share	—	—	—	(306,562)	—	(306,562)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	974	974
Share-based compensation expense	—	—	40,879	—	—	40,879
Repurchases of common stock	(9,891)	(8,655)	—	(998,839)	—	(1,007,494)
Transition adjustment upon adoption of accounting standard (see Note 1)	—	—	—	(41,316)	—	(41,316)
Other equity and related transactions	669	586	15,080	—	—	15,666
Balances, February 1, 2019	259,511	$227,072	$3,252,421	$2,941,107	$(3,207)	$6,417,393
Net income	—	—	—	1,712,555	—	1,712,555
Dividends paid, $1.28 per common share	—	—	—	(327,578)	—	(327,578)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	973	973
Share-based compensation expense	—	—	48,589	—	—	48,589
Repurchases of common stock	(8,252)	(7,221)	—	(1,193,155)	—	(1,200,376)
Transition adjustment upon adoption of accounting standard (see Note 1)	—	—	—	28,830	—	28,830
Other equity and related transactions	677	593	21,521	901	(901)	22,114
Balances, January 31, 2020	251,936	$220,444	$3,322,531	$3,162,660	$(3,135)	$6,702,500

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	January 31,	February 1,	February 2,
	2020	2019	2018
Cash flows from operating activities:
Net income	$1,712,555	$1,589,472	$1,538,960
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	504,804	454,134	404,231
Deferred income taxes	55,407	52,325	(137,648)
Loss on debt retirement	—	1,019	3,502
Noncash share-based compensation	48,589	40,879	34,323
Other noncash (gains) and losses	8,293	41,851	11,088
Change in operating assets and liabilities:
Merchandise inventories	(578,783)	(521,342)	(348,363)
Prepaid expenses and other current assets	(14,453)	(12,097)	(49,406)
Accounts payable	428,627	375,214	427,911
Accrued expenses and other liabilities	100,322	65,857	75,647
Income taxes	(20,404)	56,390	(156,504)
Other	(6,959)	(152)	(1,633)
Net cash provided by (used in) operating activities	2,237,998	2,143,550	1,802,108
Cash flows from investing activities:
Purchases of property and equipment	(784,843)	(734,380)	(646,456)
Proceeds from sales of property and equipment	2,358	2,777	1,428
Net cash provided by (used in) investing activities	(782,485)	(731,603)	(645,028)
Cash flows from financing activities:
Issuance of long-term obligations	—	499,495	599,556
Repayments of long-term obligations	(1,465)	(577,321)	(752,676)
Net increase (decrease) in commercial paper outstanding	58,300	(63,300)	(60,300)
Costs associated with issuance and retirement of debt	(1,675)	(4,384)	(9,524)
Repurchases of common stock	(1,200,376)	(1,007,494)	(579,712)
Payments of cash dividends	(327,568)	(306,523)	(282,931)
Other equity and related transactions	22,104	15,626	8,033
Net cash provided by (used in) financing activities	(1,450,680)	(1,443,901)	(1,077,554)
Net increase (decrease) in cash and cash equivalents	4,833	(31,954)	79,526
Cash and cash equivalents, beginning of period	235,487	267,441	187,915
Cash and cash equivalents, end of period	$240,320	$235,487	$267,441
Supplemental cash flow information:
Cash paid for:
Interest	$100,033	$98,012	$88,749
Income taxes	$457,119	$313,457	$660,510
Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$1,705,988
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$110,248	$63,662	$63,178

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2019, 2018, and 2017, which represent fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, respectively. The Company’s 2019, 2018 and 2017 accounting periods were each comprised of 52-weeks. The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

The Company sells general merchandise on a retail basis through 16,278 stores (as of January 31, 2020) in 44 states with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. The Company owns 13 and leases four distribution centers for non-refrigerated merchandise. At January 31, 2020, the Company also operated one owned and four leased cold storage and distribution facilities.

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

Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $101.9 million and $99.5 million at January 31, 2020 and February 1, 2019, respectively.

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

The excess of current cost over LIFO cost was approximately $110.7 million and $103.7 million at January 31, 2020 and February 1, 2019, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision (benefit) of $7.0 million in 2019, $25.2 million in 2018, and $(2.2) million in 2017, which is included in cost of goods sold in the consolidated statements of income.

The Company purchases its merchandise from a wide variety of suppliers. The Company’s two largest suppliers each accounted for approximately 8% of the Company’s purchases in 2019.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets include prepaid amounts for maintenance, business licenses, advertising, and insurance, and amounts receivable for certain vendor rebates (primarily those expected to be collected in cash) and coupons.

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

	Depreciable			January 31,	February 1,
(In thousands)	Life			2020	2019
Land	Indefinite			$220,228	$214,632
Land improvements			20	86,636	85,093
Buildings	39	-	40	1,290,673	1,219,852
Leasehold improvements			(a)	656,234	583,531
Furniture, fixtures and equipment	3	-	10	3,782,016	3,298,594
Construction in progress				62,183	117,275
				6,097,970	5,518,977
Less accumulated depreciation and amortization				2,819,611	2,548,171
Net property and equipment				$3,278,359	$2,970,806
(a)	Amortized over the lesser of the life of the applicable lease term or the estimated useful life of the asset.

Depreciation expense related to property and equipment was approximately $500.4 million, $454.1 million and $403.3 million for 2019, 2018 and 2017, respectively. Interest on borrowed funds during the construction of property and equipment is capitalized where applicable. Interest costs of $2.7 million, $3.7 million, and $2.0 million were capitalized in 2019, 2018 and 2017, respectively.

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

The Company recorded impairment charges included in SG&A expense of approximately $3.6 million in 2019, $4.1 million in 2018 and $7.8 million in 2017, to reduce the carrying value of certain of its stores’ assets. Such action was deemed necessary based on the Company’s evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in the carrying value of the assets exceeding the estimated undiscounted future cash flows generated by the assets at these locations.

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

Accrued expenses and other liabilities

Accrued expenses and other consist of the following:

	January 31,	February 1,
(In thousands)	2020	2019
Compensation and benefits	$135,492	$121,375
Self-insurance reserves	109,291	107,380
Taxes (other than taxes on income)	192,656	183,941
Other	271,717	205,709
	$709,156	$618,405

Included in other accrued expenses are liabilities for freight expense, interest, utilities, and maintenance.

Insurance liabilities

The Company retains a significant portion of risk for its workers’ compensation, employee health, general liability, property, automobile, and third-party landlord liability claim exposures. Accordingly, provisions are made for the Company’s estimates of such risks which are recorded as self-insurance reserves pursuant to Company policy. The undiscounted future claim costs for the workers’ compensation, general liability, landlord liability, and health claim risks are derived using actuarial methods which are sensitive to significant assumptions such as loss development factors, trend factors, pure loss rates, and projected claim counts. To the extent that subsequent claim costs vary from the Company’s estimates, future results of operations will be affected as the reserves are adjusted.

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

Leases

Effective in 2019, the Company records right of use lease assets and lease liabilities on its balance sheet. Lease liabilities are recorded at a discount based upon the Company’s estimated collateralized incremental borrowing rate. Factors incorporated into the calculation of lease discount rates include the valuations and yields of the Company’s senior notes, their credit spread over comparable U.S. Treasury rates, and an index of the credit spreads for all North American investment grade companies by rating. To determine an indicative secured rate, the Company uses the estimated credit spread improvement that would result from an upgrade of one ratings classification by tenor.

Also effective in 2019, the Company records single lease cost on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which may include a period prior to the opening of a store or other facility to make any necessary leasehold improvements and install fixtures. Any tenant allowances received are recorded as a reduction of the right of use asset. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense for such leases is recognized on a straight-line basis over the lease term. The Company combines lease and nonlease components. Many leases include one or more options to renew, and the exercise of lease renewal options is at the Company’s sole discretion. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For periods prior to 2019, rent expense was recognized over the term of the lease. The Company recorded minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company took physical possession of the property from the landlord. When a lease contained a predetermined fixed escalation of the minimum rent, the Company recognized the related rent expense on a straight-line basis and recorded the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, were recorded as deferred incentive rent and were amortized as a reduction to rent expense over the term of the lease. The difference between the calculated expense and the amounts paid result in a liability which was classified in other long-term liabilities in the consolidated balance sheet, totaling approximately $70.1 million at February 1, 2019.

The Company recognizes contingent rental expense when the achievement of specified sales targets is considered probable. The amount expensed but not paid as of January 31, 2020 and February 1, 2019 was approximately $2.3 million and $2.4 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets.

Other liabilities

Noncurrent Other liabilities consist of the following:

	January 31,	February 1,
(In thousands)	2020	2019
Self-insurance reserves	$131,281	$130,022
Deferred rent	—	70,139
Deferred gain on sale leaseback	—	40,303
Other	41,395	57,897
	$172,676	$298,361

The deferred rent balance was reclassified and the deferred gain on sale leaseback balance was eliminated on February 2, 2019 as a result of the adoption of a new lease accounting standard discussed in greater detail in Note 1 and Note 4 below.

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

Other comprehensive income

The Company previously recorded a loss on the settlement of derivatives associated with the issuance of long-term debt in 2013 which was deferred to other comprehensive income and is being amortized as an increase to interest expense over the 10-year period of the debt’s maturity.

Revenue recognition

The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise. All sales are net of discounts and are presented net of taxes assessed by governmental authorities that are imposed concurrent with those sales.

The Company recognizes gift card sales revenue at the time of redemption. The liability for gift cards is established for the cash value at the time of purchase of the gift card. The liability for outstanding gift cards was approximately $6.0 million and $5.2 million at January 31, 2020 and February 1, 2019, respectively, and is recorded in Accrued expenses and other liabilities. Estimated breakage revenue, a percentage of gift cards that will never be redeemed based on historical redemption rates, is recognized over time in proportion to actual gift card redemptions. The Company recorded breakage revenue of $1.0 million, $0.8 million and $0.6 million in 2019, 2018 and 2017, respectively.

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected in SG&A expenses net of earned cooperative advertising amounts provided by vendors which are specific, incremental and otherwise qualifying expenses related to the promotion or sale of vendor products for dollar amounts up to but not exceeding actual incremental costs. Advertising costs were $91.0 million, $70.5 million and $68.8 million in 2019, 2018 and 2017, respectively. These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, and in-store signage. Vendor funding for cooperative advertising offset reported expenses by $34.7 million, $35.0 million and $33.8 million in 2019, 2018 and 2017, respectively.

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

The Company calculates compensation expense for restricted stock, share units and similar awards as the difference between the market price of the underlying stock or similar award on the grant date and the purchase price, if any. Such expense is recognized on a straight-line basis for time-based awards and on an accelerated or straight-line basis for performance awards depending on the period over which the recipient earns the awards.

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

In February 2018, the FASB issued new accounting guidance for the reclassification of certain tax effects from accumulated other comprehensive income which gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (“TCJA”). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the TCJA’s change in US federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the TCJA but do not directly relate to the change in the federal tax rate. The Company adopted this standard in the first quarter of 2019 and recorded a transition adjustment of $0.9 million, which is reflected as a reclassification from accumulated other comprehensive loss to retained earnings in the accompanying consolidated financial statements.

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

In January 2017, the FASB issued amendments to existing guidance related to the subsequent measurement of goodwill. These amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Subsequent to adoption, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments should be applied on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. The Company does not anticipate a material effect on its consolidated results of operations, financial position or cash flows to result from the adoption of this guidance.

Reclassifications

Certain financial disclosures relating to prior periods have been reclassified to conform to the current year presentation where applicable.

2.Earnings per share

Earnings per share is computed as follows (in thousands except per share data):

	2019
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,712,555	256,553	$6.68
Effect of dilutive share-based awards		1,500
Diluted earnings per share	$1,712,555	258,053	$6.64

	2018
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,589,472	265,155	$5.99
Effect of dilutive share-based awards		950
Diluted earnings per share	$1,589,472	266,105	$5.97

	2017
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,538,960	272,751	$5.64
Effect of dilutive share-based awards		611
Diluted earnings per share	$1,538,960	273,362	$5.63

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 0.3 million, 0.8 million and 2.1 million in 2019, 2018 and 2017, respectively.

3.Income taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2019	2018	2017
Current:
Federal	$368,451	$320,361	$426,933
Foreign	102	159	105
State	65,215	53,091	79,011
	433,768	373,611	506,049
Deferred:
Federal	45,966	48,262	(159,728)
Foreign	(15)	(38)	(22)
State	9,456	4,109	22,021
	55,407	52,333	(137,729)
	$489,175	$425,944	$368,320

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2019		2018		2017
U.S. federal statutory rate on earnings before income taxes	$462,364	21.0%	$423,237	21.0%	$643,326	33.7%
Impact of federal tax rate changes	—	—	(12,222)	(0.6)	(310,756)	(16.3)
State income taxes, net of federal income tax benefit	60,936	2.8	44,584	2.2	61,201	3.2
Jobs credits, net of federal income taxes	(27,768)	(1.3)	(27,506)	(1.4)	(26,759)	(1.4)
Increase (decrease) in valuation allowances, net of federal taxes	(356)	(0.0)	—	—	4,435	0.2
Stock-based compensation programs	(6,177)	(0.3)	(3,682)	(0.2)	(2,227)	(0.1)
Increase (decrease) in income tax reserves	(513)	(0.0)	3,952	0.2	(1,837)	(0.1)
Other, net	689	0.0	(2,419)	(0.1)	937	0.1
	$489,175	22.2%	$425,944	21.1%	$368,320	19.3%

The effective income tax rate for 2019 was 22.2% compared to a rate of 21.1% for 2018 which represents a net increase of 1.1 percentage points. The effective income tax rate was higher in 2019 primarily due to an increase in income taxes resulting from changes in state income tax laws and a federal income tax benefit arising from the Tax Cuts and Jobs Act (the “TCJA”) in 2018 that did not reoccur in 2019.

The effective income tax rate for 2018 was 21.1% compared to a rate of 19.3% for 2017 which represents a net increase of 1.8 percentage points. The effective income tax rate was higher in 2018 primarily due to the one-time remeasurement of the deferred tax assets and liabilities at 21% in 2017, which was offset by the reduction in the current federal tax rate from 33.7% in 2017 to 21% in 2018.

On December 22, 2017, the TCJA was signed into law. Among other changes, the TCJA reduced the federal corporate tax rate to 21% from 35% effective January 1, 2018, including a reduction in the Company’s federal corporate tax rate for 2017 to 33.7% as a result of the Company’s 2017 fiscal year ending approximately one month after the effective date of the TCJA.

The Company’s 2017 provision for income taxes reflected an estimate due to the changes in the federal income tax law arising from the TCJA. The provisional tax benefit consisted of $310.8 million related to the one-time remeasurement of the federal portion of our deferred tax assets and liabilities at the 21% rate and $24.2 million related to the reduced statutory tax rate of 33.7%, compared to 35% in prior years. Subsequent to the signing of the TCJA, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allowed companies to record provisional amounts during a measurement period not to extend beyond one year after the enactment date while the accounting impact is still under analysis. In 2018, the Company concluded its analysis of the accounting impact of the TCJA pursuant to SAB 118 and recorded immaterial adjustments related to its 2017 provision for income taxes.

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,	February 1,
(In thousands)	2020	2019
Deferred tax assets:
Deferred compensation expense	$7,556	$6,490
Accrued expenses	16,788	3,278
Accrued rent	401	22,668
Operating lease liabilities	2,167,780	—
Accrued insurance	5,895	6,869
Accrued incentive compensation	16,721	15,219
Share based compensation	16,321	15,713
Interest rate hedges	1,076	1,421
Tax benefit of income tax and interest reserves related to uncertain tax positions	164	472
Deferred gain on sale-leaseback	—	11,649
Other	3,702	3,942
State tax net operating loss carry forwards, net of federal tax	555	598
State tax credit carry forwards, net of federal tax	7,534	8,245
	2,244,493	96,564
Less valuation allowances, net of federal income taxes	(4,077)	(4,433)
Total deferred tax assets	2,240,416	92,131
Deferred tax liabilities:
Property and equipment	(389,080)	(322,575)
Operating lease assets	(2,143,996)	—
Inventories	(59,075)	(56,221)
Trademarks	(310,862)	(308,793)
Prepaid insurance	(11,933)	(12,639)
Other	(697)	(1,590)
Total deferred tax liabilities	(2,915,643)	(701,818)
Net deferred tax liabilities	$(675,227)	$(609,687)

In the year ended January 31, 2020, the Company recorded a deferred tax asset related to its operating lease liabilities and a deferred tax liability related to its operating lease assets pursuant to the adoption of a new lease accounting standard as described in Note 1 above.

The Company has state tax credit carryforwards of approximately $7.5 million (net of federal benefit) that will expire beginning in 2022 through 2028 and the Company has approximately $15.6 million of state apportioned net operating loss carryforwards, which will begin to expire in 2033 and will continue through 2039.

The Company established a valuation allowance for the state tax credit carryforwards, in the amount of $4.4 million (net of federal benefit) increasing income tax expense in 2017. In 2019, the Company updated its projections, releasing $0.4 million of valuation allowance (net of federal benefit), but management continues to believe that results from operations will not generate sufficient taxable income to realize the remaining state tax credits before they expire.

Management believes that it is more likely than not that the Company’s results of operations and its existing deferred tax liabilities will generate sufficient taxable income to realize the remaining deferred tax assets.

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

As of January 31, 2020, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $5.1 million, $0.4 million and $0.0 million, respectively, for a total of $5.5 million. As of February 1, 2019, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $5.0 million, $0.8 million and $0.9 million, respectively, for a total of $6.7 million. These totals are reflected in noncurrent Other liabilities in the consolidated balance sheets.

The Company’s reserve for uncertain tax positions is not expected to be reduced in the coming twelve months as a result of expiring statutes of limitations. As of January 31, 2020 and February 1, 2019, approximately $5.1 million and $5.0 million, respectively, of the uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The amounts associated with uncertain tax positions included in income tax expense consists of the following:

(In thousands)	2019	2018	2017
Income tax expense (benefit)	$130	$3,919	$(2,076)
Income tax related interest expense (benefit)	(406)	133	(123)
Income tax related penalty expense (benefit)	(882)	33	(9)

A reconciliation of the uncertain income tax positions from February 4, 2017 through January 31, 2020 is as follows:

(In thousands)	2019	2018	2017
Beginning balance	$4,960	$1,041	$3,117
Increases—tax positions taken in the current year	—	95	66
Increases—tax positions taken in prior years	1,239	3,914	27
Decreases—tax positions taken in prior years	(1,109)	—	—
Statute expirations	—	—	(2,169)
Settlements	—	(90)	—
Ending balance	$5,090	$4,960	$1,041

4.Leases

As of January 31, 2020, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Many of the Company’s store locations are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of up to 15 years. The Company does not control build-to-suit properties during the construction period. Store locations not subject to build-to-suit arrangements are typically shorter-term leases. Certain of the Company’s leased store locations have variable payments based upon actual costs of common area maintenance, real estate taxes and property and liability insurance. In addition, some of the Company’s leased store locations have provisions for variable payments based upon a specified percentage of defined sales volume. The Company’s lease agreements generally do not contain material restrictive covenants.

Most of the Company’s leases include one or more options to renew and extend the lease term. The exercise of lease renewal options is at the Company’s sole discretion. Generally, a renewal option is not deemed to be reasonably certain to be exercised until such option is legally executed. The Company’s leases do not include purchase options or residual value guarantees on the leased property. The depreciable life of leasehold improvements is limited by the expected lease term.

All of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheet. At January 31, 2020, the weighted-average remaining lease term for the Company’s leases is 10.1 years, and the weighted average discount rate is 4.2%. For 2019, operating lease cost of $1.27 billion and variable lease cost of $0.23 billion were reflected as selling, general and administrative expenses in the consolidated statement of income. Cash paid for amounts included in the measurement of operating lease liabilities of $1.28 billion was reflected in cash flows from operating activities in the consolidated statement of cash flows for 2019.

The scheduled maturity of the Company’s operating lease liabilities is as follows:

(In thousands)
2020	$1,312,605
2021	1,264,655
2022	1,200,056
2023	1,132,968
2024	1,052,032
Thereafter	4,806,745
Total lease payments (a)	10,769,061
Less imputed interest	(1,984,573)
Present value of lease liabilities	$8,784,488
a)	Excludes approximately $0.6 billion of legally binding minimum lease payments for leases signed which have not yet commenced.

Rent expense under all operating leases prior to the adoption of new lease accounting guidance in 2019 is as follows:

(In thousands)	2018	2017
Minimum rentals	$1,154,429	$1,075,984
Contingent rentals	4,656	5,532
	$1,159,085	$1,081,516

5.Current and long-term obligations

Consolidated current and long-term obligations consist of the following:

	January 31,	February 1,
(In thousands)	2020	2019
Revolving Facility	$—	$—
3.250% Senior Notes due April 15, 2023 (net of discount of $837 and $1,084)	899,163	898,916
4.150% Senior Notes due November 1, 2025 (net of discount of $489 and $562)	499,511	499,438
3.875% Senior Notes due April 15, 2027 (net of discount of $336 and $375)	599,664	599,625
4.125% Senior Notes due May 1, 2028 (net of discount of $428 and $471)	499,572	499,529
Unsecured commercial paper notes	425,200	366,900
Other	4,895	17,337
Debt issuance costs, net	(16,012)	(17,055)
	2,911,993	2,864,690
Less: current portion	(555)	(1,950)
Long-term portion	$2,911,438	$2,862,740

At January 31, 2020, the Company maintained a $1.25 billion senior unsecured revolving credit facility (the “Revolving Facility”) that provides for the issuance of letters of credit up to $175.0 million and is scheduled to mature on September 10, 2024.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of January 31, 2020 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of January 31, 2020, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of January 31, 2020, the Company was in compliance with all such covenants. The Revolving Facility also contains customary events of default.

On June 11, 2018, the Company voluntarily prepaid the entire $175.0 million outstanding balance of its senior unsecured term loan facility and recognized an associated loss of $1.0 million which is reflected in Other (income) expense in the consolidated statement of income for the year ended February 1, 2019.

As of January 31, 2020, the Company had no outstanding borrowings, outstanding letters of credit of $5.4 million, and borrowing availability of $1.24 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $638.4 million. In addition, the Company had outstanding letters of credit of $41.4 million which were issued pursuant to separate agreements.

As of January 31, 2020, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of January 31, 2020, the Company’s consolidated balance sheet reflected outstanding CP notes of $425.2 million, which were classified as long-term obligations due to the Company’s intent and ability to refinance these obligations as long-term debt. An additional $181.0 million of outstanding CP Notes were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the consolidated balance sheet. As of January 31, 2020, the outstanding CP Notes had a weighted average borrowing rate of 1.7%.

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

Scheduled debt maturities at January 31, 2020 for the Company’s fiscal years listed below are as follows (in thousands): 2020 - $425,755; 2021 - $580; 2022 - $610; 2023 - $900,635; 2024 - $665; thereafter - $1,601,850.

6.Assets and liabilities measured at fair value

The following table presents the Company’s assets and liabilities required to be measured at fair value as of January 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	January 31,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2020
Liabilities:
Long-term obligations (a)	$2,711,924	$430,095	$—	$3,142,019
Deferred compensation (b)	28,862	—	—	28,862
(a)	Included in the consolidated balance sheet at book value as Current portion of long-term obligations of $555 and Long-term obligations of $2,911,438.
(b)	Reflected at fair value in the consolidated balance sheet as a component of Accrued expenses and other current liabilities of $1,644 and a component of noncurrent Other liabilities of $27,218.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of January 31, 2020.

7.Commitments and contingencies

Legal proceedings

From time to time, the Company is a party to various legal matters in the ordinary course of its business, including actions by employees, consumers, suppliers, government agencies, or others. The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made. In 2019, the Company recorded an accrual of $31.0 million for losses the Company believes are both probable and reasonably estimable relating to certified class actions and associated matters, including certain wage and hour litigation as well as the matters discussed below under Consumer/Product Litigation.

Except as described below and based on information currently available, the Company believes that its pending legal matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company’s consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty.  Adverse decisions and settlements, including any required changes to the Company’s business, or other developments in such matters could affect our consolidated operating results in future periods or result in liability or other amounts material to the Company’s annual consolidated financial statements.

Consumer/Product Litigation

In December 2015 the Company was first notified of several lawsuits in which plaintiffs allege violation of state law, including state consumer protection laws, relating to the labeling, marketing and sale of certain Dollar General private-label motor oil. Each of these lawsuits, as well as additional, similar lawsuits filed after December 2015, was filed in, or removed to, various federal district courts of the United States (collectively “Motor Oil Lawsuits”).

On June 2, 2016, the Motor Oil Lawsuits were centralized in a matter styled In re Dollar General Corp. Motor Oil Litigation, Case MDL No. 2709, before the United States District Court for the Western District of Missouri (“Motor Oil MDL”). In their consolidated amended complaint, the plaintiffs in the Motor Oil MDL sought to certify two nationwide classes and multiple statewide sub-classes and for each putative class member some or all of the following relief: compensatory damages, injunctive relief, statutory damages, punitive damages and attorneys’ fees. The Company’s motion to dismiss the allegations raised in the consolidated amended complaint was granted in part and denied in part on August 3, 2017. To the extent additional consumer lawsuits alleging violation of laws relating to the labeling, marketing and sale of Dollar General private-label motor oil have been or will be filed, the Company expects that such lawsuits will be transferred to the Motor Oil MDL.

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

On June 20, 2017, the New Mexico AG filed an action in the First Judicial District Court, County of Santa Fe, New Mexico pertaining to the New Mexico Motor Oil Matter. (Hector H. Balderas v. Dolgencorp, LLC, Case No. D-101-cv-2017-01562). The Company’s motion to dismiss the action is pending.

On September 1, 2017, the Mississippi Attorney General (the “Mississippi AG”), who also is represented by the counsel for plaintiffs in the Motor Oil MDL, filed an action in the Chancery Court of the First Judicial District of Hinds County, Mississippi alleging that the Company’s labeling, marketing and sale of certain Dollar

General private-label motor oil violated Mississippi law. (Jim Hood v. Dollar General Corporation, Case No. G2017-1229 T/1) (the “Mississippi Motor Oil Matter”). The Company removed this matter to Mississippi federal court on October 5, 2017, and filed a motion to dismiss the action. The matter was transferred to the Motor Oil MDL and the Mississippi AG moved to remand it to state court. (Jim Hood v. Dollar General Corporation, N.D. Miss., Case No. 3:17-cv-801-LG-LRA). On May 7, 2019, the Mississippi AG renewed its motion to remand. The Company’s and the Mississippi AG’s above-referenced motions are pending.

On January 30, 2018, the Company received a Civil Investigative Demand (“CID”) from the Office of the Louisiana Attorney General (the “Louisiana AG”) requesting information concerning the Company’s labeling, marketing and sale of certain Dollar General private-label motor oil (the “Louisiana Motor Oil Matter”). In response to the CID, the Company filed a petition for a protective order on February 20, 2018 in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking to set aside the CID. (In re Dollar General Corp. and Dolgencorp, LLC, Case No. 666499). On February 7, 2020, the Company reached an agreement with the Louisiana AG to resolve this matter for an amount that is immaterial to the Company’s consolidated financial statements as a whole.

On August 20, 2018, plaintiffs moved to certify two nationwide classes relating to their claims of alleged unjust enrichment and breach of implied warranties. In addition, plaintiffs moved to certify a multi-state class relating to their claims of breach of implied warranties and multiple statewide classes relating to alleged unfair trade practices/consumer fraud, unjust enrichment and breach of implied warranty claims. The Company opposed the plaintiffs’ certification motion. On March 21, 2019, the court granted the plaintiffs’ certification motion as to 16 statewide classes regarding claims of unjust enrichment and 16 statewide classes regarding state consumer protection laws. Subsequently, the court certified an additional class, bringing the total to 17 statewide classes. The court denied plaintiffs’ certification motion in all other respects. On June 25, 2019, the United States Court of Appeals for the Eighth Circuit granted the Company’s Petition to Appeal the lower court’s certification rulings. The Company’s appeal is pending.

The Company is vigorously defending these matters and believes that the labeling, marketing and sale of its private-label motor oil comply with applicable federal and state requirements and are not misleading. The Company further believes that these matters are not appropriate for class or similar treatment. At this time, however, except as to the Louisiana Motor Oil Matter, it is not possible to predict whether these matters ultimately will be permitted to proceed as a class or in a similar fashion or the size of any putative class or classes. Likewise, except as to the Louisiana Motor Oil Matter, no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise. Based on its belief that a loss in these matters is both probable and reasonably estimable, during 2019, the Company recorded an accrual for an amount that is immaterial to the Company’s consolidated financial statements as a whole.

8.Benefit plans

The Dollar General Corporation 401(k) Savings and Retirement Plan, which became effective on January 1, 1998, is a safe harbor defined contribution plan and is subject to the Employee Retirement and Income Security Act (“ERISA”).

A participant’s right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2019, 2018 and 2017, the Company expensed approximately $25.0 million, $20.2 million and $17.5 million, respectively, for matching contributions.

The Company also has a compensation deferral plan (“CDP”) and a nonqualified supplemental retirement plan (“SERP”), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and other key employees. The Company incurred compensation expense for these plans of approximately $0.8 million in 2019, and $0.7 million in each of 2018 and 2017, respectively.

The deferred compensation liability associated with the CDP/SERP Plan is reflected in the consolidated balance sheets as further disclosed in Note 6.

9.Share-based payments

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

Generally, share-based awards issued by the Company are in the form of stock options, restricted stock units and performance share units, and unless noted otherwise, the disclosures that follow refer to such awards. With limited exceptions, stock options and restricted stock units granted to employees generally vest ratably on an annual basis over four-year and three-year periods, respectively. Awards granted to board members generally vest over a one-year period. The number of performance share units earned are based on performance criteria measured over a period of one to three years, and such awards generally vest over a three-year period. With limited exceptions, the performance share unit and restricted stock unit awards are payable in shares of common stock on the vesting date.

The weighted average for key assumptions used in determining the fair value of all stock options granted in the years ended January 31, 2020, February 1, 2019, and February 2, 2018, and a summary of the methodology applied to develop each assumption, are as follows:

	January 31,	February 1,	February 2,
	2020	2019	2018
Expected dividend yield	1.1%	1.2%	1.3%
Expected stock price volatility	25.3%	25.0%	25.5%
Weighted average risk-free interest rate	2.3%	2.7%	2.1%
Expected term of options (years)	6.2	6.3	6.3

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

A summary of the Company’s stock option activity during the year ended January 31, 2020 is as follows:

		Average	Remaining
	Options	Exercise	Contractual	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Price	Term in Years	Value
Balance, February 1, 2019	3,257,250	$76.76
Granted	649,139	119.05
Exercised	(470,777)	71.33
Canceled	(115,893)	90.13
Balance, January 31, 2020	3,319,719	$85.34	6.9	$225,983
Exercisable at January 31, 2020	1,533,231	$72.81	5.6	$123,582

The weighted average grant date fair value per share of options granted was $30.67, $24.37 and $17.66 during 2019, 2018 and 2017, respectively. The intrinsic value of options exercised during 2019, 2018 and 2017, was $26.6 million, $15.4 million and $7.3 million, respectively.

The number of performance share unit awards earned is based upon the Company’s financial performance as specified in the award agreement. A summary of performance share unit award activity during the year ended January 31, 2020 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, February 1, 2019	210,989
Granted	108,584
Converted to common stock	(89,562)
Canceled	(12,563)
Balance, January 31, 2020	217,448	$33,359

All performance share unit awards at January 31, 2020 are unvested, and the number of such awards which will ultimately vest will be based in part on the Company’s financial performance in future years. The weighted average grant date fair value per share of performance share units granted was $117.13, $92.98 and $70.68 during 2019, 2018 and 2017, respectively.

A summary of restricted stock unit award activity during the year ended January 31, 2020 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, February 1, 2019	450,039
Granted	230,577
Converted to common stock	(211,511)
Canceled	(50,436)
Balance, January 31, 2020	418,669	$64,228

The weighted average grant date fair value per share of restricted stock units granted was $117.20, $93.16 and $70.90 during 2019, 2018 and 2017, respectively.

At January 31, 2020, the total unrecognized compensation cost related to unvested stock-based awards was $76.1 million with an expected weighted average expense recognition period of 2.1 years.

The fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in income before and net of income taxes as follows:

	Stock	Performance	Restricted
(In thousands)	Options	Share Units	Stock Units	Total
Year ended January 31, 2020
Pre-tax	$16,128	$13,343	$19,118	$48,589
Net of tax	$12,080	$9,994	$14,319	$36,393
Year ended February 1, 2019
Pre-tax	$14,556	$8,597	$17,726	$40,879
Net of tax	$10,902	$6,439	$13,277	$30,618
Year ended February 2, 2018
Pre-tax	$11,599	$6,159	$16,565	$34,323
Net of tax	$7,223	$3,835	$10,315	$21,373

10.Segment reporting

The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company’s business. As of January 31, 2020, all of the Company’s operations were located within the United States with the exception of certain subsidiaries in Hong Kong and China, which collectively are not material with regard to assets, results of operations or otherwise, to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(in thousands)	2019	2018	2017
Classes of similar products:
Consumables	$21,635,890	$19,865,086	$18,054,785
Seasonal	3,258,874	3,050,282	2,837,310
Home products	1,611,899	1,506,054	1,400,618
Apparel	1,247,310	1,203,621	1,178,254
Net sales	$27,753,973	$25,625,043	$23,470,967

11.Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. On December 3, 2019, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program and a cumulative total of $8.0 billion has been authorized under the program since its inception. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings including under the Company’s Revolving Facility and issuance of CP Notes discussed in further detail in Note 5.

During the years ended January 31, 2020, February 1, 2019, and February 2, 2018, the Company repurchased approximately 8.3 million shares of its common stock at a total cost of $1.2 billion, approximately 9.9 million shares of its common stock at a total cost of $1.0 billion, and approximately 7.1 million shares of its common stock at a total cost of $0.6 billion, respectively, pursuant to its common stock repurchase program.

The Company paid quarterly cash dividends of $0.32 per share in 2019. On March 11, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.36 per share, which is payable on or before April 21, 2020 to shareholders of record on April 7, 2020. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

12.Quarterly financial data (unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended January 31, 2020 and February 1, 2019. Each quarterly period listed below was a 13-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter
2019:
Net sales	$6,623,185	$6,981,753	$6,991,393	$7,157,642
Gross profit	2,002,276	2,148,936	2,065,086	2,272,763
Operating profit	512,237	577,775	491,417	720,875
Net income	385,013	426,555	365,550	535,437
Basic earnings per share	1.49	1.65	1.43	2.11
Diluted earnings per share	1.48	1.65	1.42	2.10

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter
2018:
Net sales	$6,114,463	$6,443,309	$6,417,462	$6,649,809
Gross profit	1,862,249	1,974,873	1,895,059	2,071,689
Operating profit	490,184	545,476	442,143	638,503
Net income	364,852	407,237	334,142	483,241
Basic earnings per share	1.36	1.53	1.26	1.85
Diluted earnings per share	1.36	1.52	1.26	1.84

In the second quarter of 2019, the Company incurred expenses for losses the Company believes are both probable and reasonably estimable relating to certified class actions and associated legal matters totaling $31.0 million ($24.1 million net of tax, or $0.09 per diluted share), which was recognized in Selling, general and administrative expense in the second quarter of 2019.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of January 31, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dollar General Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dollar General Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 19, 2020, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

March 19, 2020

(d) Changes in Internal Control Over Financial Reporting. There have been no changes during the quarter ended January 31, 2020 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Long-Term Incentive Program: 2020 Annual Equity Grants

On March 17, 2020, the Company’s Compensation Committee (the “Committee”) awarded 133,723 non-qualified stock options (“Options”) and 28,494 performance share units (“PSUs”) to Mr. Vasos, 32,688 Options and 6,965 PSUs to Mr. Owen, 23,773 Options and 5,066 PSUs to Mr. Garratt and 20,058 Options and 4,274 PSUs to Mr. Reiser on the terms and subject to the conditions set forth in the form of Option award agreement (as applicable, the “Form Option Agreement”) and form of PSU award agreement (as applicable, the “Form PSU Agreement”) attached hereto respectively as Exhibit 10.38 and Exhibit 10.39 for Mr. Vasos and as Exhibit 10.6 and Exhibit 10.14 for Messrs. Owen, Garratt and Reiser (collectively and as applicable, the “Form Award Agreements”), and subject to the terms and conditions of the previously filed Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan.

The Options, which were granted to each such officer on terms substantially similar to the prior year with the exceptions described below for Mr. Vasos, have a term of ten years and, subject to earlier forfeiture or accelerated vesting under certain circumstances described in the Form Option Agreement, generally will vest in four equal annual installments beginning on April 1, 2021. The Form Option Agreement applicable to Mr. Vasos includes additional expiration, forfeiture and accelerated vesting conditions in the event he terminates employment with the Company due to an Early Retirement after April 1, 2021.

The PSUs represent a target number of units that can be earned if certain performance measures are achieved during the applicable performance periods and if certain additional vesting requirements are met. Fifty percent of the target number of PSUs is subject to an adjusted EBITDA performance measure with a performance period of the Company’s fiscal year 2020.  The other fifty percent of the target number of PSUs is subject to an adjusted ROIC performance measure which is the average of adjusted ROIC for the Company’s fiscal years 2020, 2021 and 2022. All performance measures were established by the Committee on the grant date. The number of PSUs earned will vary between 0% and 300% of the target amount based on actual performance compared to target performance on a graduated scale, with performance at the target level resulting in 100% of the target number of PSUs being earned. At the conclusion of each applicable performance period, the Committee will determine the level of achievement of each performance goal measure and the corresponding number of PSUs earned by each grantee.

Subject to certain pro-rata vesting conditions, one-third of the PSUs earned by each grantee for adjusted EBITDA performance will vest in equal installments on April 1, 2021, April 1, 2022 and April 1, 2023, in each case subject to the grantee’s continued employment with the Company (except as noted below for Mr. Vasos) and certain accelerated vesting provisions described in the Form PSU Agreement. The Form PSU Agreement applicable to Mr. Vasos includes additional vesting, forfeiture and termination provisions in the event he terminates employment with the Company due to an Early Retirement after April 1, 2021. Subject to certain pro-rata vesting conditions, the PSUs earned by each grantee for adjusted ROIC performance will vest on April 1, 2023, subject to the grantee’s continued employment with the Company and certain accelerated vesting provisions described in the Form PSU Agreement.

For purposes of Mr. Vasos’s Form Award Agreements, Early Retirement means the voluntary termination of his employment with the Company after April 1, 2021, but prior to Normal Retirement (as defined in the applicable Form Award Agreement); provided that: (a) he has provided notice of voluntary termination in writing to the Board within a reasonable period of time prior to the date of his voluntary termination; (b) he has agreed in writing to provide reasonable transition services to the Board and his successor for up to twelve (12) months following his voluntary termination; (c) he agrees in writing to extend the “Restricted Period” of the business protection provisions, including his agreement not to compete and not to solicit, contained in his employment agreement with the Company (the “Business Protection Provisions”) from two (2) years to three (3) years from the date of voluntary termination; and (d) there is no basis for the Company to terminate him with Cause (as defined in the applicable Form Award Agreement) at the time of his voluntary termination.

In the event of Mr. Vasos’s Early Retirement after April 1, 2021, the Option shall remain outstanding and become vested and exercisable on the vesting dates described above, subject, however to immediate forfeiture in the event of a violation of any of the Business Protection Provisions following Early Retirement, and to accelerated vesting if he dies or incurs a Disability or there is a Change in Control (each as defined in his Form Option Agreement) following Early Retirement. Subject to such earlier forfeiture, Mr. Vasos will have five (5) years from the date of his termination of employment with the Company due to Early Retirement to exercise vested Options. Notwithstanding the foregoing, if the Company becomes aware of his violation following Early Retirement of any of the Business Protection Provisions, any portion of the Option that vested following Early Retirement shall immediately be forfeited and subject to clawback by the Company and the unvested portion of any Option shall immediately be forfeited.

In the event of Mr. Vasos’s Early Retirement after April 1, 2021 (which is after the end of the applicable performance period), any unvested PSUs subject to the adjusted EBITDA performance measure shall remain outstanding and become vested and paid, to the extent earned based on all applicable performance requirements, on the vesting dates described above, subject, however to accelerated vesting if he dies or becomes Disabled or there is a Change in Control (each as defined in his Form PSU Agreement) following Early Retirement but payment shall not be accelerated and shall continue to be made on the vesting dates described above. Notwithstanding the foregoing, if the Company becomes aware of his violation following Early Retirement of any of the Business Protection Provisions, any portion of the PSUs that vested following Early Retirement shall immediately be forfeited and subject to clawback by the Company and any unvested portion of the PSUs shall immediately be forfeited. In the event of Mr. Vasos’s Early Retirement after April 1, 2021 (which is after the end of the applicable performance period) and within two (2) years following a Change in Control (as defined in his Form PSU Agreement) and provided such Early Retirement also constitutes a “separation from service” within the meaning of Section 409A of the Internal Revenue Code, any unvested PSUs subject to the adjusted EBITDA performance measure shall become immediately vested, to the extent earned based on all applicable performance requirements, on his Early Retirement date and shall be paid six months later, subject to immediate forfeiture and clawback by the Company of any PSUs that became vested as a result of such Early Retirement if the Company becomes aware of his violation following Early Retirement of any of the Business Protection Provisions.

The foregoing descriptions of all Options and PSU awards and the Form Award Agreements are summaries only, do not purport to be complete, and are qualified in their entirety by reference to the filed Form Award Agreements attached hereto as Exhibits 10.6, 10.14, 10.38 and 10.39.

Short-Term Incentive Program: 2020 Teamshare

On March 17, 2020, the Committee approved the Company’s 2020 short-term incentive bonus program applicable to the Company’s named executive officers (“2020 Teamshare”) on the terms and subject to the conditions set forth in the 2020 Teamshare bonus program document attached hereto as Exhibit 10.31.

The Committee again selected adjusted EBIT as the Company-wide performance measure for 2020 Teamshare and established the target level of adjusted EBIT consistent with adjusted EBIT in the Company’s fiscal year 2020 financial plan previously approved by the Board of Directors. The Committee determined that adjusted EBIT shall mean the Company’s Operating Profit as calculated in accordance with United States generally accepted accounting principles, but shall exclude the impact of (a) any costs, fees and expenses directly related to the consideration, negotiation, preparation, or consummation of any asset sale, merger or other transaction that results in a Change in Control (within the meaning of the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan) of the Company or any offering of Company common stock or other security; (b) disaster-related charges; (c) any gains or losses associated with the Company’s LIFO computation; and (d) unless the Committee disallows any such item, (i) any unbudgeted loss as a result of the resolution of a legal matter or (ii) any unplanned loss(es) or gain(s) related to the implementation of accounting or tax legislative changes or (iii) any unplanned loss(es) or gain(s) of a non-recurring nature, provided that in the case of each of (i), (ii) and (iii) such amount equals or exceeds $1 million from a single loss or gain, as applicable, and $10 million in the aggregate. The Committee established the threshold below which no bonus may be paid under 2020 Teamshare at 90% of the target level of the adjusted EBIT performance measure and the maximum above which no additional bonus may be paid at 120% of the target level of the adjusted EBIT performance measure. The amount of bonus paid to named executive officers will vary between 0% and 300% of the target bonus payment amount based on actual Company performance compared to target performance on a graduated scale, with performance at the target level resulting in 100% of the target bonus amount being earned, subject to individual eligibility requirements and additional individual performance factors. If a named executive officer is determined to be eligible to receive a 2020 Teamshare bonus payout in accordance with the eligibility rules, adjustments to bonus payouts may be made upward or downward based upon individual performance or other factors. The target percentage of base salary payout for 2020 Teamshare for Mr. Vasos, Mr. Owen, Mr. Garratt and Mr. Reiser is 150%, 100%, 75% and 75%, respectively.

The foregoing description of 2020 Teamshare is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the filed 2020 Teamshare Bonus Program document attached hereto as Exhibit 10.31.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees is contained under the captions “Who are the nominees this year” and “Are there any family relationships between any of the directors, executive officers or nominees,” in each case under the heading “Proposal 1: Election of Directors” in our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders to be held on May 27, 2020 (the “2020 Proxy Statement”), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers,” which information under such caption is incorporated herein by reference.

(b) Compliance with Section 16(a) of the Exchange Act. Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption “Delinquent Section 16(a) Reports” under the heading “Security Ownership” in the 2020 Proxy Statement, which information under such caption is incorporated herein by reference.

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

(e) Audit Committee Information. Information required by this Item 10 regarding our audit committee and our audit committee financial experts is contained under the captions “What functions are performed by the Audit, Compensation and Nominating Committees” and “Does Dollar General have an audit committee financial expert serving on its Audit Committee,” in each case under the heading “Corporate Governance” in the 2020 Proxy Statement, which information pertaining to the audit committee and its membership and audit committee financial experts under such captions is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation” in the 2020 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plan Information. The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of January 31, 2020:

Number of
securities remaining
available for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,122,704	$85.34	15,173,424
Equity compensation plans not approved by security holders	—	—	—
Total(1)	4,122,704	$85.34	15,173,424
(1)	Column (a) consists of shares of common stock issuable upon exercise of outstanding options and upon vesting and payment of outstanding restricted stock units, performance share units and deferred shares, including dividend equivalents accrued thereon, under the Amended and Restated 2007 Stock Incentive Plan. Restricted stock units, performance share units, deferred shares and dividend equivalents are settled for shares of common stock on a one-for-one basis and have no exercise price. Accordingly, they have been excluded for purposes of computing the weighted-average exercise price in column (b). Column (c) consists of shares reserved for issuance pursuant to the Amended and Restated 2007 Stock Incentive Plan, whether in the form of stock, restricted stock, restricted stock units, performance share units or other stock-based awards or upon the exercise of an option or right.

(b) Other Information. The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption “Security Ownership” in the 2020 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2020 Proxy Statement, which information under such caption is incorporated herein by reference.

The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2020 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2020 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Report of Independent Registered Public Accounting Firm	40
	Consolidated Balance Sheets	43
	Consolidated Statements of Income	44
	Consolidated Statements of Comprehensive Income	45
	Consolidated Statements of Shareholders’ Equity	46
	Consolidated Statements of Cash Flows	47
	Notes to Consolidated Financial Statements	48
(b)

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

(c)	Exhibits:

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (complete copy as amended for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2013, filed with the SEC on June 4, 2013 (file no. 001-11421))

3.2

Bylaws of Dollar General Corporation (as amended and restated on March 23, 2017) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))

4.1

Form of 3.250% Senior Notes due 2023 (included in Exhibit 4.7) (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated April 8, 2013, filed with the SEC on April 11, 2013 (file no. 001-11421))

4.2

Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.8) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.3

Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.9) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.4

Form of 4.125% Senior Notes due 2028 (included in Exhibit 4.10) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.5

Indenture, dated as of July 12, 2012, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))

4.6

Fourth Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated April 8, 2013, filed with the SEC on April 11, 2013 (file no. 001-11421))

4.7

Fifth Supplemental Indenture, dated as of October 20, 2015, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.8

Sixth Supplemental Indenture, dated as of April 11, 2017, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.9

Seventh Supplemental Indenture, dated as of April 10, 2018, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.10

Amended and Restated Credit Agreement, dated as of September 10, 2019, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated September 10, 2019, filed with the SEC on September 13, 2019 (file no. 001-11421))

4.11	Material terms of outstanding securities registered under Section 12 of the Exchange Act of 1934 as required by Item 202(a)-(d) and (f) of Regulation S-K

10.1

Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (adopted November 30, 2016 and approved by shareholders on May 31, 2017) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016, filed with the SEC on December 1, 2016 (file no. 001-11421))*

10.2

Form of Stock Option Award Agreement (approved March 20, 2012) for awards beginning March 2012 and prior to March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))*

10.3

Form of Stock Option Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))*

10.4

Form of Stock Option Award Agreement (approved March 16, 2016) for awards beginning March 2016 and prior to March 2017 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.5

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.6

Form of Stock Option Award Agreement (approved March 21, 2018) for awards beginning March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.7

Form of Stock Option Award Agreement (approved August 26, 2014) for awards beginning December 2014 and prior to May 2016 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))*

10.8

Form of Stock Option Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to March 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))*

10.9

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to December 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.10

Form of Stock Option Award Agreement (approved December 5, 2017) for awards beginning December 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2017, filed with the SEC on December 7, 2017 (file no. 001-11421))*

10.11

Form of Performance Share Unit Award Agreement (approved March 22, 2017) for 2017 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.12

Form of Performance Share Unit Award Agreement (approved March 21, 2018) for 2018 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.13

Form of Performance Share Unit Award Agreement (approved March 20, 2019) for 2019 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019, filed with the SEC on March 22, 2019 (file no. 001-11421))*

10.14

Form of Performance Share Unit Award Agreement (approved March 17, 2020) for 2020 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan*

10.15

Form of Restricted Stock Unit Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.16

Form of Restricted Stock Unit Award Agreement (approved March 21, 2018) for awards beginning March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.17

Form of Restricted Stock Unit Award Agreement for awards prior to May 2011 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))

10.18

Form of Restricted Stock Unit Award Agreement (approved May 24, 2011) for awards beginning May 2011 and prior to May 2014 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421))

10.19

Form of Restricted Stock Unit Award Agreement (approved May 28, 2014) for awards beginning May 2014 and prior to February 2015 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001-11421))

10.20

Form of Restricted Stock Unit Award Agreement (approved December 3, 2014) for awards beginning February 2015 and prior to May 2016 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.21

Form of Restricted Stock Unit Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to May 2017 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))

10.22

Form of Restricted Stock Unit Award Agreement (approved May 30, 2017) for awards beginning May 2017 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2017, filed with the SEC on June 1, 2017 (file no. 001-11421))

10.23

Form of Restricted Stock Unit Award Agreement (approved January 26, 2016) for awards beginning February 1, 2016 and prior to November 28, 2018 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

10.24

Form of Restricted Stock Unit Award Agreement (approved November 28, 2018) for awards beginning after November 28, 2018 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2018, filed with the SEC on December 4, 2018 (file no. 01-11421))

10.25

Form of Stock Option Award Agreement for awards to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))

10.26

Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.27

First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.28

Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001-11421))*

10.29

Dollar General Corporation Non-Employee Director Deferred Compensation Plan (approved December 3, 2014) (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.30

Dollar General Corporation 2019 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.34 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019, filed with the SEC on March 22, 2019 (file no. 001-11421))*

10.31	Dollar General Corporation 2020 Teamshare Bonus Program for Named Executive Officers*

10.32

Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.36 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.33

Dollar General Corporation Executive Relocation Policy, as amended (effective August 27, 2019) (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2019, filed with the SEC on August 29, 2019) (file no. 001-11421))*

10.34

Summary of Non-Employee Director Compensation effective February 1, 2020 (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2019, filed with the SEC on December 5, 2019 (file no. 001-11421))*

10.35

Employment Agreement, effective June 3, 2018, between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated May 31, 2018, filed with the SEC on May 31, 2018 (file no. 001-11421))*

10.36

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos for June 3, 2015 award (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated May 27, 2015, filed with the SEC on May 28, 2015 (file no. 001-11421))*

10.37

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2016) for March 16, 2016 award (incorporated by reference to Exhibit 10.38 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.38	Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 17, 2020)*

10.39	Form of Performance Share Unit Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 17, 2020)*

10.40

Form of Executive Vice President Employment Agreement with attached Schedule of Executive Vice Presidents who have executed the Executive Vice President Employment Agreement (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2018, filed with the SEC on April 11, 2018 (file no. 001-11421))*

10.41

Amended Schedule of Executive Officers who have executed an employment agreement in the form of Executive Vice President Agreement filed as Exhibit 10.40 (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2019, filed with the SEC on December 5, 2019 (file no. 001-11421))*

10.42

Form of Senior Vice President Employment Agreement with attached Schedule of Senior Vice President-level Executive Officers who have executed the Senior Vice President Employment Agreement (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2018, filed with the SEC on May 31, 2018 (file no. 001-11421))*

10.43

Amended Schedule of Senior Vice President-level Executive Officers who have executed a Senior Vice President Employment Agreement in the form filed as Exhibit 10.42 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2019, filed with the SEC on May 30, 2019 (file no. 01-11421))*

21	List of Subsidiaries of Dollar General Corporation

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney (included as part of the signature pages hereto)

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101

Interactive data files for Dollar General Corporation’s Annual Report on Form 10-K for the year ended January 31, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements

104	The cover page from Dollar General Corporation’s Annual Report on Form 10-K for the year ended January 31, 2020 (formatted in Inline XBRL and contained in Exhibit 101)
*	Management Contract or Compensatory Plan

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR GENERAL CORPORATION

Date: March 19, 2020	By:	/s/ Todd J. Vasos
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

Name	Title	Date

/s/ Todd J. Vasos	Chief Executive Officer & Director	March 19, 2020
TODD J. VASOS	(Principal Executive Officer)

/s/ John W. Garratt	Executive Vice President & Chief Financial Officer	March 19, 2020
JOHN W. GARRATT	(Principal Financial Officer)

/s/ Anita C. Elliott	Senior Vice President & Chief Accounting Officer	March 19, 2020
ANITA C. ELLIOTT	(Principal Accounting Officer)

/s/ Warren F. Bryant	Director	March 19, 2020
WARREN F. BRYANT

/s/ Michael M. Calbert	Director	March 19, 2020
MICHAEL M. CALBERT

/s/ Sandra B. Cochran	Director	March 19, 2020
SANDRA B. COCHRAN

/s/ Patricia D. Fili-Krushel	Director	March 19, 2020
PATRICIA D. FILI-KRUSHEL

/s/ Timothy I. McGuire	Director	March 19, 2020
TIMOTHY I. MCGUIRE

/s/ William C. Rhodes, III	Director	March 19, 2020
WILLIAM C. RHODES, III

/s/ Ralph E. Santana	Director	March 19, 2020
RALPH E. SANTANA