Form 10-Q
period 2020-05-01
DOLLAR GENERAL CORP
filed 2020-05-28
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2020

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

The Registrant had 251,721,828 shares of common stock outstanding on May 21, 2020.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 1,	January 31,
	2020	2020
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,673,912	$240,320
Merchandise inventories	4,107,331	4,676,848
Income taxes receivable	17,191	76,537
Prepaid expenses and other current assets	194,049	184,163
Total current assets	6,992,483	5,177,868
Net property and equipment	3,320,141	3,278,359
Operating lease assets	8,960,805	8,796,183
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,961	1,200,006
Other assets, net	36,334	34,079
Total assets	$24,848,313	$22,825,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$580	$555
Current portion of operating lease liabilities	991,054	964,805
Accounts payable	2,954,361	2,860,682
Accrued expenses and other	791,368	709,156
Income taxes payable	105,865	8,362
Total current liabilities	4,843,228	4,543,560
Long-term obligations	3,967,221	2,911,438
Long-term operating lease liabilities	7,956,759	7,819,683
Deferred income taxes	700,098	675,227
Other liabilities	171,553	172,676
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	220,259	220,444
Additional paid-in capital	3,332,283	3,322,531
Retained earnings	3,659,804	3,162,660
Accumulated other comprehensive loss	(2,892)	(3,135)
Total shareholders’ equity	7,209,454	6,702,500
Total liabilities and shareholders' equity	$24,848,313	$22,825,084

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	May 1,	May 3,
	2020	2019
Net sales	$8,448,449	$6,623,185
Cost of goods sold	5,852,757	4,620,909
Gross profit	2,595,692	2,002,276
Selling, general and administrative expenses	1,728,908	1,490,039
Operating profit	866,784	512,237
Interest expense	30,493	25,933
Income before income taxes	836,291	486,304
Income tax expense	185,845	101,291
Net income	$650,446	$385,013
Earnings per share:
Basic	$2.58	$1.49
Diluted	$2.56	$1.48
Weighted average shares outstanding:
Basic	251,780	259,021
Diluted	253,627	260,265

Dividends per share	$0.36	$0.32

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 1,	May 3,
	2020	2019
Net income	$650,446	$385,013
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $87 and $86, respectively	243	244
Comprehensive income	$650,689	$385,257

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, January 31, 2020	251,936	$220,444	$3,322,531	$3,162,660	$(3,135)	$6,702,500
Net income	—	—	—	650,446	—	650,446
Dividends paid, $0.36 per common share	—	—	—	(90,617)	—	(90,617)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	243	243
Share-based compensation expense	—	—	18,968	—	—	18,968
Repurchases of common stock	(451)	(395)	—	(62,685)	—	(63,080)
Other equity and related transactions	237	210	(9,216)	—	—	(9,006)
Balances, May 1, 2020	251,722	$220,259	$3,332,283	$3,659,804	$(2,892)	$7,209,454

Balances, February 1, 2019	259,511	$227,072	$3,252,421	$2,941,107	$(3,207)	$6,417,393
Net income	—	—	—	385,013	—	385,013
Dividends paid, $0.32 per common share	—	—	—	(82,756)	—	(82,756)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	244	244
Share-based compensation expense	—	—	13,631	—	—	13,631
Repurchases of common stock	(1,686)	(1,475)	—	(198,511)	—	(199,986)
Transition adjustment upon adoption of leases accounting standard	—	—	—	28,830	—	28,830
Other equity and related transactions	497	435	9,865	901	(901)	10,300
Balances, May 3, 2019	258,322	$226,032	$3,275,917	$3,074,584	$(3,864)	$6,572,669

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 1,	May 3,
	2020	2019
Cash flows from operating activities:
Net income	$650,446	$385,013
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	137,655	122,485
Deferred income taxes	24,784	10,303
Noncash share-based compensation	18,968	13,631
Other noncash (gains) and losses	1,569	3,527
Change in operating assets and liabilities:
Merchandise inventories	567,902	(14,252)
Prepaid expenses and other current assets	(12,000)	(7,392)
Accounts payable	110,126	39,707
Accrued expenses and other liabilities	81,113	(47,679)
Income taxes	156,849	71,394
Other	(1,086)	(2,542)
Net cash provided by (used in) operating activities	1,736,326	574,195
Cash flows from investing activities:
Purchases of property and equipment	(195,434)	(144,757)
Proceeds from sales of property and equipment	466	453
Net cash provided by (used in) investing activities	(194,968)	(144,304)
Cash flows from financing activities:
Issuance of long-term obligations	1,494,315	—
Repayments of long-term obligations	(555)	(525)
Net increase (decrease) in commercial paper outstanding	(425,200)	(121,300)
Borrowings under revolving credit facilities	300,000	—
Repayments of borrowings under revolving credit facilities	(300,000)	—
Costs associated with issuance of debt	(13,623)	—
Repurchases of common stock	(63,080)	(199,986)
Payments of cash dividends	(90,617)	(82,756)
Other equity and related transactions	(9,006)	10,300
Net cash provided by (used in) financing activities	892,234	(394,267)
Net increase (decrease) in cash and cash equivalents	2,433,592	35,624
Cash and cash equivalents, beginning of period	240,320	235,487
Cash and cash equivalents, end of period	$2,673,912	$271,111
Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$418,239	$358,806
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$93,801	$91,384

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP for annual financial statements or those normally made in the Company’s Annual Report on Form 10-K, including the condensed consolidated balance sheet as of January 31, 2020 which was derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2020 fiscal year is scheduled to be a 52-week accounting period ending on January 29, 2021, and the 2019 fiscal year was a 52-week accounting period that ended on January 31, 2020.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of May 1, 2020 and results of operations for the 13-week accounting periods ended May 1, 2020 and May 3, 2019 have been made.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year. In addition, consumer behavior driven by the COVID-19 pandemic in the 13-week period ended May 1, 2020 resulted in a departure from seasonal norms experienced in recent years and may continue to disrupt the historical quarterly cadence of the Company’s results of operations for an unknown period of time.

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $1.6 million and $3.4 million in the respective 13-week periods ended May 1, 2020 and May 3, 2019. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

The Company adopted new accounting guidance related to leases as of February 2, 2019. The cumulative effect of applying the standard resulted in an adjustment to retained earnings of $28.8 million at February 2, 2019, primarily for the elimination of deferred gain on a 2013 sale-leaseback transaction. Because the standard was adopted under the modified retrospective approach, it did not impact the Company’s historical consolidated net income or cash flows.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance related to the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, as well as hosting arrangements that include an internal use software license. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. The Company adopted this guidance on a prospective basis and such adoption had an immaterial effect on the Company’s consolidated financial position and results of operations.

In August 2018, the FASB also issued guidance related to the disclosure requirements for fair value measurement. This guidance added, modified, and removed certain disclosure requirements related to assets and liabilities recorded at fair value. The majority of this guidance pertains to assets and liabilities classified in Level 3 of the fair value hierarchy, and the Company has no such assets or liabilities. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. The adoption of this guidance did not affect the Company’s consolidated results of operations, financial position or cash flows.

In January 2017, the FASB issued amendments to existing guidance related to the subsequent measurement of goodwill. Subsequent to adoption, the Company will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments are being applied on a prospective basis. The adoption of this guidance did not affect the Company’s consolidated results of operations, financial position or cash flows.

In June 2016, the FASB issued guidance related to measurement requirements for credit losses on financial instruments. These amendments require a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The guidance requires measurement of expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. The adoption of this guidance did not affect the Company’s consolidated results of operations, financial position or cash flows.

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended May 1, 2020			13 Weeks Ended May 3, 2019
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$650,446	251,780	$2.58	$385,013	259,021	$1.49
Effect of dilutive share-based awards		1,847			1,244
Diluted earnings per share	$650,446	253,627	$2.56	$385,013	260,265	$1.48

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 0.7 million and 0.6 million in the respective 13-week periods ended May 1, 2020 and May 3, 2019.

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

As of May 1, 2020, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $5.0 million, $0.5 million and $0.0 million, respectively, for a total of $5.5 million. This total amount is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions is not expected to be reduced in the coming twelve months as a result of expiring statutes of limitations. As of May 1, 2020, approximately $5.0 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week period ended May 1, 2020 was 22.2%, compared to a rate of 20.8% for the 13-week period ended May 3, 2019. The tax rate for the 13-week period in 2020 was higher than the comparable 13-week period in 2019 primarily due to an increase in pre-tax earnings in the 2020 period compared to the 2019 period, while items impacting the effective rate, such as the benefits from stock-based compensation and federal tax credits, remained materially consistent in amount in both the 2020 and 2019 periods.

4.Leases

As of May 1, 2020, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheets. At May 1, 2020, the weighted-average remaining lease term for the Company’s leases is 10.0 years, and the weighted average discount rate is 4.2%. For the 13-week periods ended May 1, 2020 and May 3, 2019, operating lease cost of $336.5 million and $308.1 million, respectively, were reflected as selling, general and administrative expenses in the condensed consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities of $337.1 million and $310.2 million, respectively, were reflected in cash flows from operating activities in the condensed consolidated statements of cash flows for the 13-week periods ended May 1, 2020 and May 3, 2019.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	May 1,	January 31,
(In thousands)	2020	2020
Revolving Facility	$—	$—
3.250% Senior Notes due April 15, 2023 (net of discount of $775 and $837)	899,225	899,163
4.150% Senior Notes due November 1, 2025 (net of discount of $470 and $489)	499,530	499,511
3.875% Senior Notes due April 15, 2027 (net of discount of $325 and $336)	599,675	599,664
4.125% Senior Notes due May 1, 2028 (net of discount of $417 and $428)	499,583	499,572
3.500% Senior Notes due April 3, 2030 (net of discount of $665)	999,335	—
4.125% Senior Notes due April 3, 2050 (net of discount of $5,008)	494,992	—
Unsecured commercial paper notes	—	425,200
Other	4,340	4,895
Debt issuance costs, net	(28,879)	(16,012)
	3,967,801	2,911,993
Less: current portion	(580)	(555)
Long-term portion	$3,967,221	$2,911,438

On September 10, 2019, the Company entered into an amended and restated credit agreement, providing for a $1.25 billion unsecured five-year revolving credit facility (the “Revolving Facility”) of which up to $175.0 million is available for letters of credit.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of May 1, 2020 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of May 1, 2020, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 1, 2020, the Company was in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of May 1, 2020, the Company had no outstanding borrowings, outstanding letters of credit of $4.8 million, and borrowing availability of approximately $1.25 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.06 billion. In addition, as of May 1, 2020, the Company had outstanding letters of credit of $44.1 million which were issued pursuant to separate agreements.

As of May 1, 2020, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of May 1, 2020, the Company’s condensed consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $181.0 million were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the condensed consolidated balance sheet.

On April 3, 2020, the Company issued $1.0 billion aggregate principal amount of 3.5% senior notes due 2030 (the “2030 Senior Notes”), net of discount of $0.7 million, and $500.0 million aggregate principal amount of 4.125% senior notes due 2050 (the “2050 Senior Notes”), net of discount of $5.0 million. The 2030 Senior Notes are scheduled to mature on April 3, 2030 and the 2050 Senior Notes are scheduled to mature on April 3, 2050. Interest on the 2030 Senior Notes and the 2050 Senior Notes is payable in cash on April 3 and October 3 of each year, commencing on October 3, 2020. The Company incurred $13.6 million of debt issuance costs associated with the issuance of the 2030 Senior Notes and the 2050 Senior Notes.

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of May 1, 2020.

The following table presents the Company’s liabilities required to be measured at fair value as of May 1, 2020, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	May 1,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2020
Liabilities:
Long-term obligations (a)	$4,410,667	$4,340	$—	$4,415,007
Deferred compensation (b)	28,421	—	—	28,421
(a)	Included in the condensed consolidated balance sheet at book value as Current portion of long-term obligations of $580 and Long-term obligations of $3,967,221.
(b)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $2,466 and noncurrent Other liabilities of $25,955.

7.Commitments and contingencies

Legal proceedings

From time to time, the Company is a party to various legal matters in the ordinary course of its business, including actions by employees, consumers, suppliers, government agencies, or others. The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made. In 2019, the Company recorded an accrual of $31.0 million for losses the Company believes are both probable and reasonably estimable relating to certified class actions and associated matters including the matters discussed below under Consumer/Product Litigation.

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

On June 20, 2017, the New Mexico AG filed an action in the First Judicial District Court, County of Santa Fe, New Mexico pertaining to the New Mexico Motor Oil Matter. (Hector H. Balderas v. Dolgencorp, LLC, Case No. D-101-cv-2017-01562). On May 4, 2020, the Company’s motion to dismiss the action was denied.

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

On August 20, 2018, plaintiffs moved to certify two nationwide classes relating to their claims of alleged unjust enrichment and breach of implied warranties. In addition, plaintiffs moved to certify a multi-state class relating to their claims of breach of implied warranties and multiple statewide classes relating to alleged unfair trade practices/consumer fraud, unjust enrichment and breach of implied warranty claims. The Company opposed the plaintiffs’ certification motion. On March 21, 2019, the court granted the plaintiffs’ certification motion as to 16 statewide classes regarding claims of unjust enrichment and 16 statewide classes regarding state consumer protection laws. Subsequently, the court certified an additional class, bringing the total to 17 statewide classes. The court denied plaintiffs’ certification motion in all other respects. On June 25, 2019, the United States Court of Appeals for the Eighth Circuit granted the Company’s Petition to Appeal the lower court’s certification rulings. The Company’s appeal remains pending.

The Company is vigorously defending these matters and believes that the labeling, marketing and sale of its private-label motor oil comply with applicable federal and state requirements and are not misleading. The Company further believes that these matters are not appropriate for class or similar treatment. At this time, however, except as to the Louisiana Motor Oil Matter, it is not possible to predict whether these matters ultimately will be permitted to proceed as a class or in a similar fashion or the size of any putative class or classes. Likewise, except as to the Louisiana Motor Oil Matter, no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise. Based on its belief that a loss in these matters is both probable and reasonably estimable, as noted above, during 2019, the Company recorded an accrual for an amount that is immaterial to the Company’s consolidated financial statements as a whole.

8.	Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of May 1, 2020, all of the Company’s operations were located within the United States with the exception of certain product sourcing operations in Hong Kong and China, which collectively are not material with regard to assets, results of operations or otherwise to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended
	May 1,	May 3,
(in thousands)	2020	2019
Classes of similar products:
Consumables	$6,703,449	$5,213,155
Seasonal	917,912	736,978
Home products	498,282	375,713
Apparel	328,806	297,339
Net sales	$8,448,449	$6,623,185

9.	Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. Most recently, on December 3, 2019, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program and as of that date, a cumulative total of $8.0 billion had been authorized under the program since its inception. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings, including under the Company’s Revolving Facility and issuance of CP Notes discussed in further detail in Note 5.

Pursuant to its common stock repurchase program, during the 13-week periods ended May 1, 2020 and May 3, 2019, the Company repurchased in the open market approximately 0.5 million shares of its common stock at a total cost of $63.1 million and approximately 1.7 million shares of its common stock at a total cost of $200.0 million, respectively.

The Company paid a cash dividend of $0.36 per share during the first quarter of 2020. On May 27, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.36 per share, which is payable on or before July 21, 2020 to shareholders of record on July 7, 2020. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of May 1, 2020, the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the thirteen week periods ended May 1, 2020 and May 3, 2019, the condensed consolidated statements of cash flows for the thirteen week periods ended May 1, 2020 and May 3, 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 31, 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 19, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 28, 2020
Nashville, Tennessee

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Impact of COVID-19

The COVID-19 (coronavirus) pandemic has resulted in widespread and continuing impacts on the global economy and has affected our business, as well as our customers, suppliers, and other business partners. We have been classified as an essential business in all locations where we operate, and as such, our stores have generally remained open to serve our customers. In responding to the pandemic and its effects, our priority has been the health and safety of our employees and customers. In order to serve our employees and customers during this time while prioritizing their well-being, we have taken a variety of actions across our stores, distribution centers and store support center, including (as applicable): enhancing cleaning protocols, reducing store operating hours, designating one hour each day for our elderly customers to shop our stores with limited crowds, implementing social distancing measures, providing personal protective equipment (e.g., gloves, masks and hand sanitizer) for employees, providing employee temperature checks at our distribution facilities, and installing plexiglass barriers at registers.

In early March, we began seeing heightened demand from customers, particularly for consumable products such as paper, food and cleaning products, which continued throughout the first quarter and into the second quarter, albeit with some variability as to the volume and category mix. To address the increased demand, we significantly increased our hiring of new store associates, and worked with suppliers to incorporate new items in stores to meet the essential needs of customers while addressing certain product allocation shortages. We believe that this increased customer demand significantly benefited our first quarter results of operations, and in particular, sales, gross profit, operating income and net income. Although we incurred additional payroll related expenses, including employee appreciation bonuses of approximately $60 million, increased distribution and transportation costs, as well as other costs to meet the significant demand and to protect the health and safety of our employees and customers, these costs were more than offset by the incremental sales.

During the first quarter of 2020, we temporarily suspended repurchases of common stock under our share repurchase program to evaluate the implications of the COVID-19 pandemic. Additionally, to further strengthen our liquidity position, we issued $1.5 billion of long-term debt in the form of senior notes, which contributed to our total consolidated cash balance of $2.7 billion at May 1, 2020.

We expect to continue to be affected, although the extent and duration is unknown, by the COVID-19 pandemic and its effects on the economy in a variety of ways, potentially including changing consumer demand (whether higher or lower) in certain product categories, supply chain interruptions, increased distribution and transportation costs, increased payroll expenses, and increased costs in an effort to maintain safe work and shopping environments. Additionally, the vast shutdown of many businesses in the United States has resulted in high levels of unemployment which could have a significant adverse impact on our core customers for an unknown length of time. The potential effect of economic stabilization efforts, including government stimulus payments and enhanced unemployment benefits, is uncertain. In addition to the items described above, we expect the current adverse economic conditions in the U.S. and abroad caused by the COVID-19 pandemic to continue at least throughout 2020 and possibly longer, potentially resulting in continued elevated unemployment, reduced economic activity, and continued capital markets volatility. We may experience adverse effects on our business, results of operations and cash flows from a recessionary economic environment that is expected to persist after the COVID-19 pandemic has moderated. As a result, the quarterly cadence of our results of operations is likely to vary from historical patterns.

Due to the significant uncertainty surrounding the COVID-19 pandemic and its effects, there may be consequences that we do not anticipate at this time or that develop in unexpected ways. We will continue to monitor the rapidly evolving situation, and we will continue to take actions as necessary to serve our employees, customers, communities and shareholders.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 16,500 stores located in 46 states as of May 1, 2020, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

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

Historically, our sales of consumables, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales of non-consumables, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. In recent years our sales mix has continued to shift slightly toward consumables, and, within consumables, slightly toward lower margin departments such as perishables. The shift toward lower-margin departments within consumables did not occur to a material extent in the first quarter of 2020, however, it is uncertain at this time whether this will continue. While we expect some sales mix challenges to persist, certain of our initiatives are intended to address these trends, although there can be no assurance we will be successful in reversing them.

We continue to make progress on and invest in certain strategic initiatives that we believe will help drive profitable sales growth and capture long-term growth opportunities. Such opportunities include leveraging existing and developing new digital tools and technology to provide our customers with additional shopping access points and even greater convenience. This technology includes our Dollar General app, which contains a variety of tools to enhance the in-store shopping experience. Additionally, we recently launched a pilot of DG Pickup, which is a buy online, pickup in-store initiative aimed at offering another convenient access point for customers. Our Non-Consumable initiative, or NCI, which is continuing to evolve and help shape our approach to non-consumable categories throughout the chain, offers a new, differentiated and limited assortment that will change throughout the year. As we extend this initiative more broadly, as well as incorporate certain related merchandising efforts throughout our chain, our goal is to continue to improve the shopping experience while delivering exceptional value within key areas of our non-consumable categories. Our goal is to have this offering in approximately 5,000 stores by the end of fiscal 2020.

We are continuing our rollout of the “DG Fresh” initiative, a self-distribution model for fresh and frozen products that is designed to enhance sales, reduce product costs, improve our in-stock position and enhance item assortment. By the end of fiscal 2020, we plan to operate up to ten DG Fresh distribution facilities, which will serve approximately 12,000 stores.

Tariffs on products from China, as applied to both our direct imports and domestic purchases, have not had a net material impact on our financial results. We believe we can continue to mitigate the potential sales and margin impact of such increased tariffs on our financial results in 2020 through various sourcing, merchandising and pricing efforts. However, as noted above, changes in trade policy that result in higher prices for our customers may negatively impact their budgets, and consequently, their spending, and additional increases in tariff rates or expansion of products subject to tariffs may have a more significant impact on our future business. There can be no assurance we will be successful in our efforts to mitigate the impacts of existing or future tariffs in whole or in part, including but not limited to any impacts on customer spending.

To support our other operating priorities, we remain focused on capturing growth opportunities. In the first quarter of 2020, we opened 250 new stores, remodeled 481 stores, and relocated 17 stores. Through the end of the first quarter, the COVID-19 pandemic has not resulted in a delay in our real estate plans, and we do not currently expect any significant delays based on what is currently known to management. For 2020, we continue to plan to open approximately 1,000 new stores, remodel approximately 1,500 stores, and relocate approximately 80 stores for a total of 2,580 real estate projects.

We continue to innovate within our channel and are able to utilize the most productive of our various store formats based on the specific market opportunity. We expect that our traditional 7,300 square foot store format will continue to be the primary store layout for new stores in 2020. We continue to expect approximately 1,125 of the planned 1,500 remodels in 2020 to use a higher-cooler-count store format that enables us to offer an increased selection of perishable items, with the traditional store format being the primary store layout for the remainder of the real estate projects. Additionally, the majority of both new stores and remodels will incorporate higher-capacity coolers. The acceleration of remodels in 2020 and the increased usage of the higher-cooler-count formats is expected to allow us to capture additional growth opportunities within our existing markets. In addition, our smaller format store (less than 6,000 square feet) is expected to allow us to capture growth opportunities in urban areas. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

We have established a position as a low-cost operator, always seeking ways to reduce or control costs that do not affect our customers’ shopping experiences. We plan to continue enhancing this position over time while employing ongoing cost discipline to reduce certain expenses as a percentage of sales. Nonetheless, we seek to maintain flexibility to invest in the business as necessary to enhance our long-term profitability. We have experienced incremental costs related to the COVID-19 pandemic as discussed above under “Impact of COVID-19” and following.

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

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces. While we expect these increases to persist, certain of our initiatives and plans are intended to help offset these challenges, although there can be no assurance we will be successful in mitigating them. We have experienced incremental payroll costs related to the COVID-19 pandemic as discussed above under “Impact of COVID-19”.

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

To further enhance shareholder returns, we repurchased shares of our common stock and paid quarterly cash dividends in the first quarter of 2020. Although we have temporarily suspended share repurchase activity amid the COVID-19 pandemic, we intend to resume this activity as soon as we deem it is prudent and advisable to do so, which may be as early as the 2020 second quarter, and we intend to pay quarterly cash dividends throughout 2020. The payment of dividends and any share repurchases above the amount currently authorized each is subject to Board discretion and approval.

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

A continued focus on our four operating priorities as discussed above, coupled with pandemic-related sales and other impacts (more fully discussed below), along with strong cash flow management resulted in solid overall operating and financial performance in the 2020 period as compared to the 2019 period, as set forth below.

Highlights of our 2020 first quarter results of operations compared to the 2019 first quarter and our financial condition at May 1, 2020 are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales increased 27.6% to $8.4 billion. Sales in same-stores increased 21.7% reflecting increases in average transaction amount and customer traffic. Average sales per square foot for all stores over the 52-week period ended May 1, 2020 was $249.

●	Gross profit, as a percentage of net sales, was 30.7% in the 2020 period and 30.2% in the 2019 period, an increase of 49 basis points, primarily reflecting favorable markdowns and higher initial inventory markups.

●	SG&A expense, as a percentage of net sales, was 20.5% in the 2020 period compared to 22.5% in the 2019 period, a decrease of 204 basis points, due in part to lower occupancy, retail labor, and utilities costs as a percentage of net sales.

●	Operating profit increased 69.2% to $866.8 million in the 2020 period compared to $512.2 million in the 2019 period.

●	Interest expense increased by $4.6 million in the 2020 period primarily due to higher average outstanding debt balances in connection with the issuance of debt during the quarter.

●	The effective income tax rate for the 2020 period was 22.2% compared to a rate of 20.8% for the 2019 period primarily due to the increase in pre-tax earnings in the 2020 period compared to the 2019 period, while certain items impacting the rate remained materially the same in amount in both periods.

●	Net income was $650.4 million, or $2.56 per diluted share, in the 2020 period compared to net income of $385.0 million, or $1.48 per diluted share, in the 2019 period.

●	Cash generated from operating activities was $1.74 billion for the 2020 period, an increase of $1.16 billion over the comparable 2019 period.

●	Total cash dividends of $90.6 million, or $0.36 per share, were paid during the 2020 period, compared to $82.8 million, or $0.32 per share, in the comparable 2019 period.

●	Inventory turnover was 4.7 times on a rolling four-quarter basis. On a per store basis, inventories at May 1, 2020 decreased by 5.5% compared to the balances at May 3, 2019.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year periods as compared with the prior year periods as well as our financial condition at May 1, 2020.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2020 and 2019, which represent the 52-week fiscal years ending or ended January 29, 2021 and January 31, 2020, respectively. References to the first quarter accounting periods for 2020 and 2019 contained herein refer to the 13-week accounting periods ended May 1, 2020 and May 3, 2019, respectively.

Seasonality. The nature of our business is somewhat seasonal. Primarily because of sales of Christmas-related merchandise, operating profit in our fourth quarter (November, December and January) has historically been higher than operating profit in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods. Consumer behavior driven by the COVID-19 pandemic resulted in a departure from seasonal norms we have experienced in recent years and may continue to disrupt the historical quarterly cadence of our results of operations for an unknown period of time.

The following table contains results of operations data for the first 13-week periods of 2020 and 2019, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2020 vs. 2019
(amounts in millions, except	May 1,	May 3,	Amount	%
per share amounts)	2020	2019	Change	Change
Net sales by category:
Consumables	$6,703.4	$5,213.2	$1,490.3	28.6%
% of net sales	79.35%	78.71%
Seasonal	917.9	737.0	180.9	24.6
% of net sales	10.86%	11.13%
Home products	498.3	375.7	122.6	32.6
% of net sales	5.90%	5.67%
Apparel	328.8	297.3	31.5	10.6
% of net sales	3.89%	4.49%
Net sales	$8,448.4	$6,623.2	$1,825.3	27.6%
Cost of goods sold	5,852.8	4,620.9	1,231.8	26.7
% of net sales	69.28%	69.77%
Gross profit	2,595.7	2,002.3	593.4	29.6
% of net sales	30.72%	30.23%
Selling, general and administrative expenses	1,728.9	1,490.0	238.9	16.0
% of net sales	20.46%	22.50%
Operating profit	866.8	512.2	354.5	69.2
% of net sales	10.26%	7.73%
Interest expense	30.5	25.9	4.6	17.6
% of net sales	0.36%	0.39%
Income before income taxes	836.3	486.3	350.0	72.0
% of net sales	9.90%	7.34%
Income tax expense	185.8	101.3	84.6	83.5
% of net sales	2.20%	1.53%
Net income	$650.4	$385.0	$265.4	68.9%
% of net sales	7.70%	5.81%
Diluted earnings per share	$2.56	$1.48	$1.08	73.0%

13 WEEKS ENDED MAY 1, 2020 AND MAY 3, 2019

Net Sales. The net sales increase in the 2020 period reflects a same-store sales increase of 21.7% compared to the 2019 period. We believe consumer behavior driven by the COVID-19 pandemic had a significant positive effect on net sales and same-store sales. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2020 period, there were 15,379 same-stores which accounted for sales of $8.0 billion. The increase in same-store sales reflects an increase in average transaction amount driven by a significant increase in items per transaction and, to a lesser degree, higher average item retail prices, as well as an increase in customer traffic. Same-store sales increased in each of the consumables, seasonal, home products and apparel categories, with the largest percentage increase in the home products category. The net sales increase was also positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2020 period, gross profit increased by 29.6%, and as a percentage of net sales increased by 49 basis points to 30.7% compared to the 2019 period. A reduction in markdowns as a percentage of net sales and higher initial markups on inventory purchases each contributed to the increase in the gross profit rate. These factors were partially offset by increased distribution costs which were impacted by the COVID-19 pandemic in the form of increased volume and discretionary employee bonus expense. In recent years a greater proportion of sales have come from the consumables category, which generally has a lower gross profit rate than our other product categories, creating downward pressure on our overall gross profit rate. Although this sales trend continued in the first quarter of 2020, we sold a greater proportion of higher margin consumables products in the quarter which largely mitigated this effect in the 2020 period compared to the 2019 period. As noted above, we believe consumer behavior driven by the COVID-19 pandemic had a significant positive effect on net sales, and likewise had a positive effect on total gross profit dollars.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 20.5% as a percentage of net sales in the 2020 period compared to 22.5% in the comparable 2019 period, a decrease of 204 basis points. Although we incurred certain incremental costs discussed above under “Impact of COVID-19,” they were more than offset by the significant increase in net sales during the quarter as discussed above. Among the expenses that were a lower percentage of net sales in the current year period were occupancy costs, retail labor, utilities, depreciation and amortization, and taxes and licenses. These items were partially offset by increased incentive compensation expenses.

Interest Expense. Interest expense increased by $4.6 million to $30.5 million in the 2020 period primarily due to higher average outstanding debt balances in connection with the issuance of debt during the quarter. See Liquidity and Capital Resources.

Income Taxes. The effective income tax rate for the 2020 period was 22.2% compared to a rate of 20.8% for the 2019 period which represents a net increase of 1.4 percentage points. The tax rate for the 2020 period was higher than the comparable 2019 period primarily due to an increase in pre-tax earnings in the 2020 period compared to the 2019 period while items impacting the effective rate, such as the benefits from stock-based compensation and federal tax credits, remained materially consistent in amount in both the 2020 and 2019 periods.

Liquidity and Capital Resources

At May 1, 2020, we had a $1.25 billion unsecured revolving credit agreement (the “Revolving Facility”), $4.0 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability in the form of commercial paper notes (“CP Notes”) of up to $1.0 billion. On April 3, 2020 we issued $1.5 billion in senior notes and at May 1, 2020, we had total consolidated outstanding debt (including the current portion of long-term obligations) of $4.0 billion, which primarily includes senior notes. All of our borrowing agreements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described below.

At May 1, 2020, we had a total consolidated cash balance of $2.7 billion. The increase in cash and cash equivalents was driven primarily by our issuance of $1.5 billion of senior unsecured notes during the quarter as we sought to strengthen liquidity as a result of the continued uncertainty generated by the COVID-19 pandemic. The net proceeds of the issuance will be used for general corporate purposes, which may include the repayment of indebtedness. As the net proceeds were not immediately used for these purposes, the net proceeds were held in cash and cash equivalents as of May 1, 2020.

We believe our cash flow from operations and existing cash balances, combined with availability under the Revolving Facility, the CP Notes and access to the debt markets will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, anticipated dividend payments and share repurchases for a period that includes the next twelve months as well as the next several years. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

For the remainder of fiscal 2020, we anticipate potential combined borrowings under the Revolving Facility and our CP Notes to be a maximum of approximately $500 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Revolving Credit Facility

On September 10, 2019, we entered into an amended and restated credit agreement consisting of the $1.25 billion Revolving Facility of which up to $175.0 million is available for the issuance of letters of credit and which is scheduled to mature on September 10, 2024.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of May 1, 2020 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of May 1, 2020, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 1, 2020, we were in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of May 1, 2020, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $4.8 million, and borrowing availability of approximately $1.25 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.06 billion at May 1, 2020. In addition, as of May 1, 2020 we had outstanding letters of credit of $44.1 million which were issued pursuant to separate agreements.

Commercial Paper

As of May 1, 2020, our condensed consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $181.0 million were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet. We may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.

Senior Notes

In April 2013 we issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”) at a discount of $2.4 million, which are scheduled to mature on April 15, 2023. In October 2015 we issued $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”) at a discount of $0.8 million, which are scheduled to mature on November 1, 2025. In April 2017 we issued $600.0 million aggregate principal amount of 3.875% senior notes due 2027 (the “2027 Senior Notes”) at a discount of $0.4 million, which are scheduled to mature on April 15, 2027. In April 2018 we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2028 (the “2028 Senior Notes”) at a discount of $0.5 million, which are scheduled to mature on May 1, 2028. In April 2020 we issued $1.0 billion aggregate principal amount of 3.5% senior notes due 2030 (the “2030 Senior Notes”) at a discount of $0.7 million, which are scheduled to mature on April 3, 2030, and $500.0 million aggregate principal amount of 4.125% senior notes due 2050 (the “2050 Senior Notes”) at a discount of $5.0 million, which are scheduled to mature on April 3, 2050. Collectively, the 2023 Senior Notes, 2025 Senior Notes, 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes and 2050 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). Interest on the 2023 Senior Notes and the 2027 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 and 2028 Senior Notes is payable in cash on May 1 and November 1 of each year. Interest on the 2030 and 2050 Senior Notes is payable in cash on April 3 and October 3 of each year, commencing on October 3, 2020.

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

Contractual Obligations

The issuance of the 2030 Senior Notes and the 2050 Senior Notes discussed above resulted in changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. The following table summarizes our significant contractual obligations for long-term debt obligations and related interest as of May 1, 2020 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$4,004,340	$580	$901,245	$1,365	$3,101,150
Interest(a)	1,491,661	149,529	297,827	240,528	803,777
(a)	Represents obligations for interest payments on long-term debt and includes projected interest on variable rate long-term debt using rates and balances as of May 1, 2020. Variable rate long-term debt included in the table above reflects the balance of an outstanding tax increment financing of $4.3 million.

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 40% of our total assets exclusive of goodwill, operating lease assets, and other intangible assets as of May 1, 2020. Such percentage is lower than we have experienced in recent years and is reflective of changes in consumer behavior and, to a lesser extent, supply chain disruption caused by the COVID-19 pandemic. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the 2020 and 2019 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 13-week periods ended May 1, 2020 and May 3, 2019, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $1.74 billion in the 2020 period, which represents a $1.16 billion increase compared to the 2019 period. Net income increased by $265.4 million in the 2020 period over the 2019 period. Changes in merchandise inventories resulted in a $567.9 million increase in the 2020 period as compared to a decrease of $14.3 million in the 2019 period and is reflective of the COVID-19 pandemic effects discussed above. Changes in accounts payable resulted in a $110.1 million increase in the 2020 period compared to a $39.7 million increase in the 2019 period, due primarily to the timing of receipts and payments. Changes in income taxes in the 2020 period compared to the 2019 period are primarily due to the timing of payments for income taxes and increased accruals for income tax expense due to higher pre-tax earnings in the 2020 period.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories decreased by 12% in the 2020 period and were essentially unchanged in the 2019 period, with changes in our four inventory categories as follows: consumables decreased by 11% compared to a 4% increase; seasonal decreased 13% compared to a 4% decrease; home products decreased by 18% compared to a 4% decrease; and apparel decreased by 17% compared to a 11% decrease.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2020 period included the following approximate amounts: $75 million for improvements, upgrades, remodels and relocations of existing stores; $73 million related to store facilities, primarily for leasehold improvements, fixtures and equipment in new stores; $32 million for distribution and transportation-related capital expenditures; and $12 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2020 period, we opened 250 new stores and remodeled or relocated 498 stores.

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

Capital expenditures for 2020 are currently projected to be in the range of $925 million to $975 million. We anticipate funding 2020 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth through the development of new stores and the remodel or relocation of existing stores. Capital expenditures in 2020 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology and other strategic initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. In the 2020 period, net proceeds from the issuance of the 2030 Senior Notes and 2050 Senior Notes totaled $1.5 billion. Net commercial paper borrowings decreased by $425.2 million in the 2020 period and decreased by $121.3 million in the 2019 period. Borrowings and repayments under the Revolving Facility during the 2020 period were $300.0 million each, and there were no such borrowings or repayments in the 2019 period. Also during the 2020 and 2019 periods, we repurchased 0.5 million and 1.7 million shares of our common stock at a total cost of $63.1 million and $200.0 million, respectively, and paid cash dividends of $90.6 million and $82.8 million, respectively.

Share Repurchase Program

Effective May 1, 2020, our common stock repurchase program had a total remaining authorization of approximately $1.1 billion. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. We temporarily suspended our share repurchase program in an attempt to bolster liquidity in light of the effects of the COVID-19 pandemic and we intend to resume this activity as soon as we deem it is prudent and advisable to do so, which may be as early as the 2020 second quarter. For more information about our share repurchase program, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At May 1, 2020, our primary interest rate exposure was from changes in interest rates on our variable rate investment holdings, which were classified as cash and cash equivalents in our consolidated financial statements. The increase in cash and cash equivalents was driven primarily by our issuance of $1.5 billion of senior unsecured notes during the first quarter of 2020 as we sought to strengthen liquidity as a result of the continued uncertainty generated by the COVID-19 pandemic. We also have interest rate exposure related to any outstanding borrowings under our Revolving Facility and our commercial paper program. As of May 1, 2020, we had $2.4 billion of cash investments, no consolidated borrowings under our commercial paper program, and no borrowings outstanding under our Revolving Facility. In general, we expect our variable rate debt to exceed our variable rate cash investments over time, but that may vary in any given period. Based on our variable rate cash investment balance at May 1, 2020, the annualized effect of a 0.1 percentage point decrease in interest rates would result in an annualized pre-tax reduction of our earnings and cash flows of approximately $2.4 million.

There have been no other material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended May 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this report is incorporated herein by this reference.

ITEM 1A.	RISK FACTORS.

The Company is supplementing the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 as follows. The following risk factor disclosure should be read in conjunction with the risk factors described in our Annual Report on Form 10-K:

The COVID-19 pandemic has impacted our business, financial performance and financial condition and could have a material adverse impact on our business, financial performance and financial condition in the future.

The COVID-19 pandemic has resulted in widespread and continuing impacts on the global economy and has impacted our business, employees, customers, suppliers, and other business partners. Considerable uncertainty exists regarding the extent to which the COVID-19 pandemic will continue, as well as the scope and duration of measures directed at containment of the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business and government restrictions and shutdowns. These measures taken by national, state and local government authorities to date, which were designed to slow the spread of the virus and protect lives, have resulted in high levels of unemployment, are expected to have serious adverse impacts on domestic and foreign economies, and could have a significant adverse impact on our core customer, for an unknown period. The potential effect of economic stabilization efforts, including government stimulus payments and enhanced unemployment benefits, is uncertain.

We have been classified as an essential business in all locations where we operate, and as such, our stores generally have remained open to serve our customers. While none of the below has resulted in a material adverse impact on our business, financial performance or financial condition to date, we have experienced or are experiencing certain effects of the COVID-19 pandemic, including but not limited to, the following:

●	Supply chain disruptions, including shipping and procurement delays of certain goods from China and Southeast Asia, as well as vendor stoppages of or restrictions on the sale of certain products to us;
●	Reduced availability of certain products in our stores as a result of supply chain disruptions outlined above and extremely high customer demand for certain products;
●	Temporary store and distribution center closings in order to allow for deep cleanings when required, as well as reduced store operating hours to allow for additional time to clean the stores and re-stock shelves;
●	Increased distribution and transportation costs as a result of the effects outlined above and discretionary employee bonuses;
●	Increased incremental expenses for certain items, including supplies for enhanced cleaning protocols, personal protective equipment for employees in stores and distribution centers (e.g., gloves, masks, hand sanitizer), and installation of plexiglass barriers at store registers;
●	Increased labor expenses as a result of significantly increasing our hiring of new store employees, awarding approximately $60 million in employee appreciation bonuses, and the increased workload associated with the incremental sales volume;
●	COVID-19 and remote-work oriented phishing and similar cybersecurity attack attempts; and
●	Inability to perform physical inventories in our stores for a period of time.

Depending on the duration and severity of the COVID-19 pandemic, which are uncertain and cannot be predicted, as well as governmental authorities’ responses and requirements related to the COVID-19 pandemic, these experienced effects could have a material impact on our business, financial performance and financial condition in the future if they increase in number, duration, or magnitude. We could also experience other effects that could aggravate or increase the likelihood of the risk factors set forth in our Annual Report on Form 10-K and/or result in a material adverse impact on our business, financial performance or financial condition, including but not limited to, the financial difficulties experienced by our suppliers or business partners, including the financial failure of one or more of our international steamship line vendors resulting in our inability to obtain our purchased goods in their possession; increased operating costs as a result of increased government regulations and mandates requiring us to provide personal protective equipment or personal hygiene supplies to customers or to increase store and distribution center cleaning protocols, as well as increased store and/or distribution center closures as a result of increased government enforcement of these new regulations and mandates; and increased litigation expenses resulting from employee or customer lawsuits, including those related to COVID-19 contraction. Additionally, the COVID-19 pandemic may accelerate a shift in our core customer’s behaviors, expectations and shopping trends, which could result in lost sales and market share if we are not able to successfully increase the pace of our strategic initiatives development, particularly our digital strategic initiatives, and if our current digital shopping offerings do not continue to compete effectively.

The extent to which the COVID-19 pandemic ultimately impacts our business, financial performance and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended May 1, 2020 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(a)	or Programs(a)
02/01/20-02/29/20	—	$—	—	$1,145,749,000
03/01/20-03/31/20	451,112	$139.83	451,112	$1,082,669,000
04/01/20-05/01/20	—	$—	—	$1,082,669,000
Total	451,112	$139.83	451,112	$1,082,669,000
(a)	On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on December 3, 2019 to increase the repurchase authorization by $1.0 billion, bringing the cumulative total value of authorized share repurchases under the program since its inception to $8.0 billion. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date.

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “can,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “aim,” “goal,” “seek,” “strive,” “intend,” “likely,” “scheduled,” “potential,” “subject to,” “focused on,” or “continue,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; potential impact of the COVID-19 pandemic; plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including the number of planned store openings, remodels and relocations, store format plans, progress of strategic (including our non-consumables and digital initiatives, DG Fresh, and Fast Track), merchandising and margin enhancing initiatives, trends in sales of consumable and non-consumable products, and results of the investment in and training of our personnel; potential future stock repurchases and cash dividends; anticipated borrowing under the Revolving Facility and our commercial paper program; the potential impact of legal or regulatory changes and our responses thereto, including the potential impact of tariffs imposed by the U.S. government; efforts to improve distribution and transportation efficiencies; the expected outcome or effect of pending or threatened litigation or audits; and the anticipated effects of adopting certain accounting guidance are forward-looking statements.

Forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements include, without limitation:

●	Risks related to the COVID-19 pandemic, including but not limited to, the effects on our supply chain, distribution network, store and distribution center growth, store and distribution center closures, transportation and distribution costs, SG&A expenses, and share repurchase activity, as well as domestic and foreign economies and customers’ spending patterns;

●	economic factors, including but not limited to employment levels; inflation; higher fuel, energy, healthcare and housing costs, interest rates, consumer debt levels, and tax rates; tax law changes that negatively affect credits and refunds; lack of available credit; decreases in, or elimination of, government subsidies such as unemployment and food assistance programs; commodity rates; transportation, lease and insurance costs; wage rates; foreign exchange rate fluctuations; measures that create barriers to or increase the costs of international trade (including increased import duties or tariffs); and changes in laws and regulations, and their effect on, as applicable, customer spending and disposable income, our ability to execute our strategies and initiatives, our cost of goods sold, and our SG&A expenses (including real estate costs);

●	failure to achieve or sustain our strategies and initiatives, including those relating to merchandising, real estate and new store development, store formats, digital, shrink, sourcing, private brand, inventory management, supply chain, store operations, expense reduction, technology, our Fresh initiative and our Fast Track initiative;

●	failure to timely and cost-effectively execute our real estate projects or to anticipate or successfully address the challenges imposed by our expansion, including into new states or urban areas;

●	competitive pressures and changes in the competitive environment and the geographic and product markets where we operate, including, but not limited to, pricing, promotional activity, expanded availability of mobile, web-based and other digital technologies, and alliances or other business combinations;

●	levels of inventory shrinkage;

●	failure to successfully manage inventory balances;

●	failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws;

●	damage or interruption to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing or implementing new technology;

●	a significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory, or delays in constructing or opening new distribution centers;

●	risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade;

●	product liability, product recall or other product safety or labeling claims;

●	the impact of changes in or noncompliance with governmental regulations and requirements (including, but not limited to, those relating to environmental compliance, product and food safety or labeling, information security and privacy, labor and employment, employee wages, and consumer protection, as well as tax laws, the interpretation of existing tax laws, or our failure to sustain our reporting positions negatively affecting our tax rate) and developments in or outcomes of private actions, class actions, multi-district litigation, arbitrations, derivative actions, administrative proceedings, regulatory actions or other litigation;

●	incurrence of material uninsured losses, excessive insurance costs or accident costs;

●	natural disasters, unusual weather conditions (whether or not caused by climate change), pandemic outbreaks, acts of violence or terrorism, and global political events;

●	failure to attract, train and retain qualified employees while controlling labor costs and other labor issues;

●	loss of key personnel or inability to hire additional qualified personnel;

●	risks associated with our private brands, including, but not limited to, our level of success in improving their gross profit rate;

●	seasonality of our business;

●	deterioration in market conditions, including market disruptions, limited liquidity and interest rate fluctuations, or changes in our credit profile;

●	new accounting guidance or changes in the interpretation or application of existing guidance;

●	factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended January 31, 2020 and under “Risk Factors” in Part II, Item 1A of this document; and

●	factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

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

Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, it is against our policy to disclose to them any material, nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any securities analyst regardless of the content of the statement or report. Furthermore, we have a policy against confirming projections, forecasts or opinions issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

EXHIBIT INDEX

3.1	Amended and Restated Charter of Dollar General Corporation (effective May 27, 2020)

3.1.1	Amended and Restated Charter of Dollar General Corporation (effective May 27, 2020) (redline version of amended sections)

3.2	Amended and Restated Bylaws of Dollar General Corporation (effective May 27, 2020)

3.2.1	Amended and Restated Bylaws of Dollar General Corporation (effective May 27, 2020) (redline version of amended section)

4.1

Eighth Supplemental Indenture, dated as of April 3, 2020, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.2

Form of 3.500% Senior Notes due 2030 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.3

Ninth Supplemental Indenture, dated as of April 3, 2020, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.4

Form of 4.125% Senior Notes due 2050 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

10.1

Form of Performance Share Unit Award Agreement (approved March 17, 2020) for 2020 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))

10.2

Dollar General Corporation 2020 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.31 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))

10.3

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 17, 2020) (incorporated by reference to Exhibit 10.38 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))

10.4

Form of Performance Share Unit Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 17, 2020) (incorporated by reference to Exhibit 10.39 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2020 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	May 28, 2020	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer