Form 10-Q
period 2020-07-31
DOLLAR GENERAL CORP
filed 2020-08-27
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2020

or

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

The Registrant had 249,033,698 shares of common stock outstanding on August 21, 2020.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31,	January 31,
	2020	2020
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,959,604	$240,320
Merchandise inventories	4,391,157	4,676,848
Income taxes receivable	36,176	76,537
Prepaid expenses and other current assets	210,471	184,163
Total current assets	7,597,408	5,177,868
Net property and equipment	3,520,998	3,278,359
Operating lease assets	9,154,789	8,796,183
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,931	1,200,006
Other assets, net	35,718	34,079
Total assets	$25,847,433	$22,825,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	1,015,733	964,805
Accounts payable	3,400,642	2,860,682
Accrued expenses and other	978,567	709,156
Income taxes payable	16,246	8,362
Total current liabilities	5,411,188	4,543,005
Long-term obligations	4,089,001	2,911,993
Long-term operating lease liabilities	8,124,884	7,819,683
Deferred income taxes	689,893	675,227
Other liabilities	176,396	172,676
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	217,906	220,444
Additional paid-in capital	3,381,819	3,322,531
Retained earnings	3,758,995	3,162,660
Accumulated other comprehensive loss	(2,649)	(3,135)
Total shareholders’ equity	7,356,071	6,702,500
Total liabilities and shareholders' equity	$25,847,433	$22,825,084

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	July 31,	August 2,	July 31,	August 2,
	2020	2019	2020	2019
Net sales	$8,684,241	$6,981,753	$17,132,690	$13,604,938
Cost of goods sold	5,866,006	4,832,817	11,718,763	9,453,726
Gross profit	2,818,235	2,148,936	5,413,927	4,151,212
Selling, general and administrative expenses	1,775,608	1,571,161	3,504,516	3,061,200
Operating profit	1,042,627	577,775	1,909,411	1,090,012
Interest expense	39,326	24,810	69,819	50,743
Income before income taxes	1,003,301	552,965	1,839,592	1,039,269
Income tax expense	215,700	126,410	401,545	227,701
Net income	$787,601	$426,555	$1,438,047	$811,568
Earnings per share:
Basic	$3.15	$1.65	$5.73	$3.14
Diluted	$3.12	$1.65	$5.69	$3.13
Weighted average shares outstanding:
Basic	250,281	257,793	251,031	258,407
Diluted	252,190	259,102	252,908	259,683

Dividends per share	$0.36	$0.32	$0.72	$0.64

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	July 31,	August 2,	July 31,	August 2,
	2020	2019	2020	2019
Net income	$787,601	$426,555	$1,438,047	$811,568
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $86, $86, $173 and $172, respectively	243	243	486	487
Comprehensive income	$787,844	$426,798	$1,438,533	$812,055

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, May 1, 2020	251,722	$220,259	$3,332,283	$3,659,804	$(2,892)	$7,209,454
Net income	—	—	—	787,601	—	787,601
Dividends paid, $0.36 per common share	—	—	—	(89,659)	—	(89,659)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	243	243
Share-based compensation expense	—	—	15,509	—	—	15,509
Repurchases of common stock	(3,184)	(2,785)	—	(598,751)	—	(601,536)
Other equity and related transactions	495	432	34,027	—	—	34,459
Balances, July 31, 2020	249,033	$217,906	$3,381,819	$3,758,995	$(2,649)	$7,356,071

Balances, May 3, 2019	258,322	$226,032	$3,275,917	$3,074,584	$(3,864)	$6,572,669
Net income	—	—	—	426,555	—	426,555
Dividends paid, $0.32 per common share	—	—	—	(82,391)	—	(82,391)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	243	243
Share-based compensation expense	—	—	10,874	—	—	10,874
Repurchases of common stock	(1,353)	(1,184)	—	(183,804)	—	(184,988)
Other equity and related transactions	99	87	6,111	—	—	6,198
Balances, August 2, 2019	257,068	$224,935	$3,292,902	$3,234,944	$(3,621)	$6,749,160

Balances, January 31, 2020	251,936	$220,444	$3,322,531	$3,162,660	$(3,135)	$6,702,500
Net income	—	—	—	1,438,047	—	1,438,047
Dividends paid, $0.72 per common share	—	—	—	(180,276)	—	(180,276)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	486	486
Share-based compensation expense	—	—	34,477	—	—	34,477
Repurchases of common stock	(3,635)	(3,180)	—	(661,436)	—	(664,616)
Other equity and related transactions	732	642	24,811	—	—	25,453
Balances, July 31, 2020	249,033	$217,906	$3,381,819	$3,758,995	$(2,649)	$7,356,071

Balances, February 1, 2019	259,511	$227,072	$3,252,421	$2,941,107	$(3,207)	$6,417,393
Net income	—	—	—	811,568	—	811,568
Dividends paid, $0.64 per common share	—	—	—	(165,147)	—	(165,147)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	487	487
Share-based compensation expense	—	—	24,505	—	—	24,505
Repurchases of common stock	(3,039)	(2,659)	—	(382,315)	—	(384,974)
Transition adjustment upon adoption of leases accounting standard (see Note 1)	—	—	—	28,830	—	28,830
Other equity and related transactions	596	522	15,976	901	(901)	16,498
Balances, August 2, 2019	257,068	$224,935	$3,292,902	$3,234,944	$(3,621)	$6,749,160

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	July 31,	August 2,
	2020	2019
Cash flows from operating activities:
Net income	$1,438,047	$811,568
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	278,617	245,908
Deferred income taxes	14,493	8,118
Noncash share-based compensation	34,477	24,505
Other noncash (gains) and losses	6,177	4,001
Change in operating assets and liabilities:
Merchandise inventories	283,957	(321,085)
Prepaid expenses and other current assets	(27,237)	(8,516)
Accounts payable	560,918	323,217
Accrued expenses and other liabilities	273,208	58,614
Income taxes	48,245	(10,611)
Other	(3,567)	(5,198)
Net cash provided by (used in) operating activities	2,907,335	1,130,521

Cash flows from investing activities:
Purchases of property and equipment	(424,167)	(293,060)
Proceeds from sales of property and equipment	1,051	1,467
Net cash provided by (used in) investing activities	(423,116)	(291,593)

Cash flows from financing activities:
Issuance of long-term obligations	1,494,315	—
Repayments of long-term obligations	(1,037)	(525)
Net increase (decrease) in commercial paper outstanding	(425,200)	(280,700)
Borrowings under revolving credit facilities	300,000	—
Repayments of borrowings under revolving credit facilities	(300,000)	—
Costs associated with issuance of debt	(13,574)	—
Repurchases of common stock	(664,616)	(384,974)
Payments of cash dividends	(180,268)	(165,136)
Other equity and related transactions	25,445	16,488
Net cash provided by (used in) financing activities	235,065	(814,847)
Net increase (decrease) in cash and cash equivalents	2,719,284	24,081
Cash and cash equivalents, beginning of period	240,320	235,487
Cash and cash equivalents, end of period	$2,959,604	$259,568

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$869,137	$847,498
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$89,290	$82,055

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of July 31, 2020 and results of operations for the 13-week and 26-week accounting periods ended July 31, 2020 and August 2, 2019 have been made.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year. In addition, the effect of the COVID-19 pandemic on consumer behavior in the quarterly and year to date periods ended May 1, 2020 and July 31, 2020 resulted in a departure from seasonal norms experienced in recent years and may continue to disrupt the historical quarterly cadence of the Company’s results of operations for an unknown period of time.

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $0.1 million and $3.2 million in the respective 13-week periods, and $1.7 million and $6.6 million in the respective 26-week periods, ended July 31, 2020 and August 2, 2019. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

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

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended July 31, 2020			13 Weeks Ended August 2, 2019
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$787,601	250,281	$3.15	$426,555	257,793	$1.65
Effect of dilutive share-based awards		1,909			1,309
Diluted earnings per share	$787,601	252,190	$3.12	$426,555	259,102	$1.65

	26 Weeks Ended July 31, 2020			26 Weeks Ended August 2, 2019
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$1,438,047	251,031	$5.73	$811,568	258,407	$3.14
Effect of dilutive share-based awards		1,877			1,276
Diluted earnings per share	$1,438,047	252,908	$5.69	$811,568	259,683	$3.13

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were zero and 0.6 million in the respective 13-week periods, and 0.3 million and 0.6 million in the respective 26-week periods, ended July 31, 2020 and August 2, 2019.

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

As of July 31, 2020, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $5.1 million, $0.5 million and $0.0 million, respectively, for a total of $5.6 million. This total amount is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions is not expected to be reduced in the coming twelve months as a result of expiring statutes of limitations. As of July 31, 2020, approximately $5.1 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 26-week periods ended July 31, 2020 were 21.5% and 21.8%, respectively, compared to rates of 22.9% and 21.9% for the 13-week and 26-week periods ended August 2, 2019. The income tax rates for the 13-week and 26-week periods in 2020 were lower than the comparable 13-week and 26-week periods in 2019 primarily due to increased income tax benefits associated with share-based compensation partially offset by a lower income tax rate benefit from federal income tax credits due to higher pre-tax earnings in the 2020 periods compared to the 2019 periods. In addition, the effective income tax rate for the 13-week period in 2020 was lower than the comparable period in 2019 due to increased income tax expense associated with prior state law changes that occurred in the 2019 period that did not reoccur in the 2020 period.

4.Leases

As of July 31, 2020, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the condensed consolidated balance sheet. At July 31, 2020, the weighted-average remaining lease term for the Company’s operating leases is 10.0 years, and the weighted average discount rate for such leases is 4.1%. Operating lease costs are reflected as selling, general and administrative costs in the condensed consolidated statements of income. For the 26-week periods ended July 31, 2020 and August 2, 2019, such costs were $678.6 million and $622.4 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $680.4 million and $626.3 million, respectively, were reflected in cash flows from operating activities in the condensed consolidated statements of cash flows for the 26-week periods ended July 31, 2020 and August 2, 2019.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	July 31,	January 31,
(In thousands)	2020	2020
Revolving Facility	$—	$—
3.250% Senior Notes due April 15, 2023 (net of discount of $711 and $837)	899,289	899,163
4.150% Senior Notes due November 1, 2025 (net of discount of $451 and $489)	499,549	499,511
3.875% Senior Notes due April 15, 2027 (net of discount of $315 and $336)	599,685	599,664
4.125% Senior Notes due May 1, 2028 (net of discount of $406 and $428)	499,594	499,572
3.500% Senior Notes due April 3, 2030 (net of discount of $651)	999,349	—
4.125% Senior Notes due April 3, 2050 (net of discount of $4,987)	495,013	—
Unsecured commercial paper notes	—	425,200
Other	124,463	4,895
Debt issuance costs, net	(27,941)	(16,012)
	$4,089,001	$2,911,993

On September 10, 2019, the Company entered into an amended and restated credit agreement, providing for a $1.25 billion unsecured five-year revolving credit facility (the “Revolving Facility”) of which up to $175.0 million is available for letters of credit.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of July 31, 2020 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of July 31, 2020, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of July 31, 2020, the Company was in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of July 31, 2020, the Company had no outstanding borrowings, outstanding letters of credit of $4.8 million, and borrowing availability of approximately $1.25 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.06 billion. In addition, as of July 31, 2020, the Company had outstanding letters of credit of $53.9 million which were issued pursuant to separate agreements.

As of July 31, 2020, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of July 31, 2020, the Company’s condensed consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $181.0 million were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the condensed consolidated balance sheet.

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

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of July 31, 2020.

The following table presents the Company’s liabilities required to be measured at fair value as of July 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	July 31,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2020
Liabilities:
Long-term obligations (a)	$4,629,210	$124,463	$—	$4,753,673
Deferred compensation (b)	31,075	—	—	31,075
(a)	Included in the condensed consolidated balance sheet at book value as Long-term obligations of $4,089,001.
(b)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $2,098 and noncurrent Other liabilities of $28,977.

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

The Company manages its business on the basis of one reportable operating segment. As of July 31, 2020, all of the Company’s operations were located within the United States with the exception of certain product sourcing operations in Hong Kong and China, which collectively are not material with regard to assets, results of operations or otherwise to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 2,	July 31,	August 2,
(in thousands)	2020	2019	2020	2019
Classes of similar products:
Consumables	$6,496,350	$5,428,005	$13,199,799	$10,641,160
Seasonal	1,161,611	854,093	2,079,523	1,591,071
Home products	586,021	375,068	1,084,303	750,781
Apparel	440,259	324,587	769,065	621,926
Net sales	$8,684,241	$6,981,753	$17,132,690	$13,604,938

9.	Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. Most recently, on August 26, 2020, the Company’s Board of Directors authorized a $2.0 billion increase to the existing common stock repurchase program and as of that date, a cumulative total of $10.0 billion had been authorized under the program since its inception. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings, including under the Company’s Revolving Facility and issuance of CP Notes discussed in further detail in Note 5.

Pursuant to its common stock repurchase program, during the 26-week periods ended July 31, 2020 and August 2, 2019, the Company repurchased in the open market approximately 3.6 million shares of its common stock at a total cost of $664.6 million and approximately 3.0 million shares of its common stock at a total cost of $385.0 million, respectively.

The Company paid a cash dividend of $0.36 per share during each of the first two quarters of 2020. On August 25, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.36 per share, which is payable on or before October 20, 2020 to shareholders of record on October 6, 2020. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of July 31, 2020, the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the thirteen and twenty-six week periods ended July 31, 2020 and August 2, 2019, the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 2020 and August 2, 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 27, 2020
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

Impact of COVID-19

The COVID-19 (coronavirus) pandemic has resulted in widespread and continuing impacts on the global economy and has affected our business, as well as our customers, suppliers, and other business partners. We have been classified as an essential business in all locations where we operate, and as such, our stores have generally remained open to serve our customers. In responding to the pandemic and its effects, our priority has been the health and safety of our employees and customers. In order to serve our employees and customers during this time while prioritizing their well-being, we have taken a variety of actions across our stores, distribution centers and store support center, including (as applicable): enhancing cleaning protocols, designating one hour each day for our elderly customers to shop our stores with limited crowds, implementing social distancing measures, providing personal protective equipment (e.g., gloves, masks and hand sanitizer) for employees, providing employee temperature checks at our distribution facilities, and installing plexiglass barriers at registers.

In early March, we began seeing heightened demand from customers, particularly for consumable products such as paper, food and cleaning products, which continued throughout the first and second quarters, albeit with some variability as to the volume and category mix. Toward the end of the first quarter and throughout the second quarter, we also saw a significant increase in demand in many non-consumable products, including home, seasonal and apparel, resulting in an overall significant mix shift into non-consumable categories in the second quarter. From early March through the end of the second quarter, many new customers have begun shopping with us for their everyday essential needs, and we are working to retain them going forward. To address the increased demand, we increased our hiring of new store associates and have worked and continue to work with suppliers to incorporate new items in stores to meet the essential needs of customers while addressing certain product shortages and vendor allocations which we expect to persist for at least the remainder of the fiscal year in some cases. We believe that this increased customer demand significantly benefited our first and second quarters’ results of operations, and in particular, sales, gross profit, operating income and net income. Although we incurred additional payroll related expenses in the first half of fiscal 2020, including employee appreciation bonuses of approximately $73 million, increased distribution and transportation costs, as well as other costs to meet the significant demand and to protect the health and safety of our employees and customers, these costs were more than offset by the incremental sales. We anticipate these increased expenses will continue throughout fiscal 2020.

We expect to continue to be affected, although the extent and duration is unknown, by the COVID-19 pandemic and its effects on the economy in a variety of ways, potentially including changing consumer demand (whether higher or lower) in certain product categories, supply chain interruptions, increased distribution and transportation costs, increased payroll expenses, and increased costs in an effort to maintain safe work and shopping environments. Additionally, the vast shutdown of many businesses in the United States has resulted in high levels of unemployment, which, along with current and potential school closures, could have a significant adverse impact on our core customers for an unknown length of time. The potential effect of economic stabilization efforts, including additional government stimulus payments and enhanced unemployment benefits, is uncertain. In addition to the items described above, we expect the current adverse economic conditions in the U.S. and abroad caused by the COVID-19 pandemic to continue at least throughout 2020 and possibly longer, potentially resulting in continued elevated unemployment, reduced economic activity, and capital markets volatility. We may experience adverse effects on our business, results of operations and cash flows from a recessionary economic environment that may persist after the COVID-19 pandemic has moderated. As a result, the quarterly cadence of our results of operations is likely to vary from historical patterns.

Due to the significant uncertainty surrounding the COVID-19 pandemic and its effects, there may be consequences that we do not anticipate at this time or that develop in unexpected ways. We will continue to monitor the rapidly evolving situation, and we will continue to take actions as necessary to serve our employees, customers, communities and shareholders.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 16,720 stores located in 46 states as of July 31, 2020, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

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

Historically, our sales of consumables, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales of non-consumables, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. In recent years our sales mix has continued to shift slightly toward consumables, and, within consumables, slightly toward lower margin departments such as perishables. Although this trend did not occur in the first half of 2020 (as discussed above under “Impact of COVID-19”), we continue to expect some sales mix challenges to persist over the long term. There can be no assurance that our initiatives, including those discussed below, some of which are intended to address these trends, will be successful.

We continue to make progress on and invest in certain strategic initiatives that we believe will help drive profitable sales growth and capture long-term growth opportunities. As a result of positive early results, we are accelerating our investment and the rollout of certain of these initiatives. Such opportunities include leveraging existing and developing new digital tools and technology to provide our customers with additional shopping access points and even greater convenience. This technology includes our Dollar General app, which contains a variety of tools to enhance the in-store shopping experience. Additionally, we are continuing to expand the rollout of DG Pickup, which is a buy online, pickup in-store initiative aimed at offering another convenient access point for customers. Our non-consumables initiative, or “NCI,” is continuing to evolve and help shape our approach to non-consumable categories throughout the chain, offers a new, differentiated and limited assortment that will change throughout the year. As we extend this initiative more broadly, as well as incorporate certain related merchandising efforts throughout our chain, our goal is to continue to improve the shopping experience while delivering exceptional value within key areas of our non-consumable categories. Our goal is to have this offering in over 5,400 stores by the end of fiscal 2020.

We are continuing our rollout of the “DG Fresh” initiative, a self-distribution model for fresh and frozen products that is designed to enhance sales, reduce product costs, improve our in-stock position and enhance item assortment. By the end of fiscal 2020, we plan to operate up to ten DG Fresh distribution facilities, which will serve approximately 14,000 stores.

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

To support our other operating priorities, we remain focused on capturing growth opportunities. In the first half of 2020, we opened 500 new stores, remodeled 973 stores, and relocated 43 stores. Through the end of the second quarter, the COVID-19 pandemic has not resulted in a delay in our real estate plans, and we do not currently expect any significant delays based on what is currently known to management. For 2020, we continue to plan to open 1,000 new stores, and have increased our remodel and relocation plans to include 1,670 stores, and 110 stores, respectively, for a total of 2,780 real estate projects.

We continue to innovate within our channel and are able to utilize the most productive of our various store formats based on the specific market opportunity. We expect that our traditional 7,300 square foot store format will continue to be the primary store layout for new stores in 2020. We expect approximately 75% of the planned 1,670 remodels in 2020 to use a higher-cooler-count store format that enables us to offer an increased selection of perishable items, with the traditional store format being the primary store layout for the remainder of the real estate projects. Additionally, the majority of both new stores and remodels will incorporate higher-capacity coolers. The acceleration of remodels in 2020 and the increased usage of the higher-cooler-count formats is expected to allow us to capture additional growth opportunities within our existing markets. In addition, our smaller format store (less than 6,000 square feet) is expected to allow us to capture growth opportunities in urban areas. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base. These lessons contribute to innovation in developing new formats, with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

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

We also have launched “Fast Track”, an initiative aimed at further enhancing our convenience proposition and in-stock position as well as increasing labor productivity within our stores. The first phase of Fast Track involved sorting process optimization within our distribution centers, as well as increased shelf-ready packaging, to allow for greater store-level stocking efficiencies, followed by the second-phase pilot of a self-checkout option in a limited number of stores. We have completed the sorting process optimization at all of our non-refrigerated distribution centers. Additionally, we have introduced self-checkout in a select number of stores. These and certain other strategic initiatives will require us to incur upfront expenses for which, in some respects, there may not be an immediate or acceptable return in terms of sales or enhanced profitability.

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces. While we expect these increases to persist, certain of our initiatives and plans are intended to help offset these challenges, although there can be no assurance we will be successful in mitigating them. We have experienced incremental payroll, distribution and transportation costs related to the COVID-19 pandemic as discussed above under “Impact of COVID-19”.

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

To further enhance shareholder returns, we repurchased shares of our common stock and paid quarterly cash dividends in the second quarter of 2020. We resumed repurchases under our share repurchase program after temporarily suspending repurchases during the first quarter of 2020 to evaluate the implications of the COVID-19 pandemic. We intend to continue our share repurchase activity, and to pay quarterly cash dividends, throughout the remainder of 2020, subject to Board discretion and approval.

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

A continued focus on our four operating priorities as discussed above, coupled with pandemic-related sales and other impacts (more fully discussed below), along with strong cash flow management resulted in strong overall operating and financial performance in the 2020 period as compared to the 2019 period, as set forth below.

Highlights of our 2020 second quarter results of operations compared to the 2019 second quarter and our financial condition at July 31, 2020 are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales increased 24.4% to $8.68 billion. Sales in same-stores increased 18.8% primarily reflecting a substantial increase in items per transaction. Average sales per square foot for all stores over the 52-week period ended July 31, 2020 was $260.

●	Gross profit, as a percentage of net sales, was 32.5% in the 2020 period and 30.8% in the 2019 period, an increase of 167 basis points, primarily reflecting higher initial inventory markups, a significant increase in sales of non-consumable products, and favorable markdowns.

●	SG&A expense, as a percentage of net sales, was 20.4% in the 2020 period compared to 22.5% in the 2019 period, a decrease of 205 basis points, due in part to lower retail labor, occupancy and utilities costs as a percentage of net sales.

●	Operating profit increased 80.5% to $1.04 billion in the 2020 period compared to $0.58 billion in the 2019 period.

●	Interest expense increased by $14.5 million in the 2020 period primarily due to higher average outstanding debt balances in connection with the issuance of debt in the first quarter of 2020.

●	The effective income tax rate for the 2020 period was 21.5% compared to a rate of 22.9% for the 2019 period primarily due to income tax benefits associated with share-based compensation.

●	Net income was $787.6 million, or $3.12 per diluted share, in the 2020 period compared to net income of $426.6 million, or $1.65 per diluted share, in the 2019 period.

Highlights of the year-to-date period of 2020 include:

●	Cash generated from operating activities was $2.91 billion for the 2020 period, an increase of $1.78 billion over the comparable 2019 period.

●	Total cash dividends of $180.3 million, or $0.72 per share, were paid during the 2020 period, compared to $165.1 million, or $0.64 per share, in the comparable 2019 period.

●	Inventory turnover was 4.9 times on a rolling four-quarter basis. On a per store basis, inventories at July 31, 2020 decreased by 5.9% compared to the balances at August 2, 2019.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year periods as compared with the prior year periods as well as our financial condition at July 31, 2020.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2020 and 2019, which represent the 52-week fiscal years ending or ended January 29, 2021 and January 31, 2020, respectively. References to the second quarter accounting periods for 2020 and 2019 contained herein refer to the 13-week accounting periods ended July 31, 2020 and August 2, 2019, respectively.

Seasonality. The nature of our business is somewhat seasonal. Primarily because of sales of Christmas-related merchandise, operating profit in our fourth quarter (November, December and January) has historically been higher than operating profit in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods. Consumer behavior driven by the COVID-19 pandemic has resulted in a departure from seasonal norms we have experienced in recent years and may continue to disrupt the historical quarterly cadence of our results of operations for an unknown period of time.

The following table contains results of operations data for the second 13-week periods and the 26-week periods of 2020 and 2019, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2020 vs. 2019		26 Weeks Ended		2020 vs. 2019
(amounts in millions, except	July 31,	August 2,	Amount	%	July 31,	August 2,	Amount	%
per share amounts)	2020	2019	Change	Change	2020	2019	Change	Change
Net sales by category:
Consumables	$6,496.4	$5,428.0	$1,068.3	19.7%	$13,199.8	$10,641.2	$2,558.6	24.0%
% of net sales	74.81%	77.75%			77.04%	78.22%
Seasonal	1,161.6	854.1	307.5	36.0	2,079.5	1,591.1	488.5	30.7
% of net sales	13.38%	12.23%			12.14%	11.69%
Home products	586.0	375.1	211.0	56.2	1,084.3	750.8	333.5	44.4
% of net sales	6.75%	5.37%			6.33%	5.52%
Apparel	440.3	324.6	115.7	35.6	769.1	621.9	147.1	23.7
% of net sales	5.07%	4.65%			4.49%	4.57%
Net sales	$8,684.2	$6,981.8	$1,702.5	24.4%	$17,132.7	$13,604.9	$3,527.8	25.9%
Cost of goods sold	5,866.0	4,832.8	1,033.2	21.4	11,718.8	9,453.7	2,265.0	24.0
% of net sales	67.55%	69.22%			68.40%	69.49%
Gross profit	2,818.2	2,148.9	669.3	31.1	5,413.9	4,151.2	1,262.7	30.4
% of net sales	32.45%	30.78%			31.60%	30.51%
Selling, general and administrative expenses	1,775.6	1,571.2	204.4	13.0	3,504.5	3,061.2	443.3	14.5
% of net sales	20.45%	22.50%			20.46%	22.50%
Operating profit	1,042.6	577.8	464.9	80.5	1,909.4	1,090.0	819.4	75.2
% of net sales	12.01%	8.28%			11.14%	8.01%
Interest expense	39.3	24.8	14.5	58.5	69.8	50.7	19.1	37.6
% of net sales	0.45%	0.36%			0.41%	0.37%
Income before income taxes	1,003.3	553.0	450.3	81.4	1,839.6	1,039.3	800.3	77.0
% of net sales	11.55%	7.92%			10.74%	7.64%
Income tax expense	215.7	126.4	89.3	70.6	401.5	227.7	173.8	76.3
% of net sales	2.48%	1.81%			2.34%	1.67%
Net income	$787.6	$426.6	$361.0	84.6%	$1,438.0	$811.6	$626.5	77.2%
% of net sales	9.07%	6.11%			8.39%	5.97%
Diluted earnings per share	$3.12	$1.65	$1.47	89.1%	$5.69	$3.13	$2.56	81.8%

13 WEEKS ENDED JULY 31, 2020 AND AUGUST 2, 2019

Net Sales. The net sales increase in the 2020 period reflects a same-store sales increase of 18.8% compared to the 2019 period. We believe the effect of the COVID-19 pandemic on consumer behavior had a significant positive effect on net sales and same-store sales. For the 2020 period, there were 15,541 same-stores which accounted for sales of $8.2 billion. The increase in same-store sales reflects an increase in average transaction amount driven by a significant increase in items per transaction and, to a lesser degree, higher average item retail prices, which were slightly offset by a decline in customer traffic. Same-store sales increased in each of the consumables, seasonal, home products and apparel categories, with the largest percentage increase in the home products category. The net sales increase was also positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2020 period, gross profit increased by 31.1%, and as a percentage of net sales increased by 167 basis points to 32.5% compared to the 2019 period. Higher initial markups on inventory purchases contributed to the increase in the gross profit rate. In recent years a greater proportion of sales have come from our consumables category, which generally has a lower gross profit rate than our other product categories, creating downward pressure on our overall gross profit rate. This sales trend was reversed in the second quarter of 2020 as non-consumables sales increased at a higher rate than consumables sales, which added to the increase in the gross profit rate. It is uncertain at this time whether the reversal of this trend will continue. A reduction in markdowns as a percentage of net sales also contributed to the increase in the gross profit rate. These factors were partially offset by increased distribution and transportation costs which were impacted by the COVID-19 pandemic in the form of increased volume and discretionary employee bonus expense. As noted above, we believe the effect of the COVID-19 pandemic on consumer behavior had a significant positive effect on net sales, and also had a positive effect on gross profit.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 20.4% as a percentage of net sales in the 2020 period compared to 22.5% in the comparable 2019 period, a decrease of 205 basis points. Although we incurred certain incremental costs discussed above under “Impact of COVID-19,” they were more than offset by the significant increase in net sales during the quarter as discussed above. Among the expenses that were a lower percentage of net sales in the current year period were retail labor, occupancy costs, utilities, employee benefits, depreciation and amortization, and taxes and licenses. These items were partially offset by increased incentive compensation and charitable giving expenses. We recorded expenses of $31.0 million, or 44 basis points, in the 2019 period reflecting our estimate for the settlement of certain legal matters discussed in Note 7 to the condensed consolidated financial statements.

Interest Expense. Interest expense increased by $14.5 million to $39.3 million in the 2020 period primarily due to higher average outstanding debt balances in connection with the issuance of debt during the first quarter of 2020. See Liquidity and Capital Resources.

Income Taxes. The effective income tax rate for the 2020 period was 21.5% compared to a rate of 22.9% for the 2019 period which represents a net decrease of 1.4 percentage points. The tax rate for the 2020 period was lower than the comparable 2019 period primarily due to increased tax benefits associated with share-based compensation, partially offset by a lower income tax rate benefit from federal income tax credits due to higher pre-tax earnings in the 2020 period compared to the 2019 period. In addition, the tax rate in the 2020 period was lower than in the 2019 period due to increased income tax expense associated with prior state law changes that occurred in the 2019 period that did not reoccur in the 2020 period.

26 WEEKS ENDED JULY 31, 2020 AND AUGUST 2, 2019

Net Sales. The net sales increase in the 2020 period reflects a same-store sales increase of 20.2% compared to the 2019 period. For the 2020 period, there were 15,541 same-stores which accounted for sales of $16.2 billion. The increase in same-store sales reflects an increase in average transaction amount driven by a significant increase in items per transaction and, to a lesser degree, higher average item retail prices, which were slightly offset by a decline in customer traffic. Same-store sales increased in each of the consumables, seasonal, home products and apparel categories, with the largest percentage increase in the home products category. The net sales increase was also positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2020 period, gross profit increased by 30.4%, and as a percentage of net sales increased by 109 basis points to 31.6% compared to the 2019 period. A reduction in markdowns as a percentage of net sales and higher initial markups on inventory purchases each contributed to the increase in the gross profit rate. In addition, non-consumables sales increased at a higher rate than consumables sales in the 2020 period, which added to the increase in the gross profit rate. It is uncertain at this time whether the reversal of this trend will continue. These factors were partially offset by increased distribution costs which were impacted by the COVID-19 pandemic in the form of increased volume and discretionary employee bonus expense. As noted above, we believe the effect of the COVID-19 pandemic on consumer behavior had a significant positive effect on net sales, and also had a positive effect on gross profit.

Selling, General & Administrative Expenses. SG&A was 20.5% as a percentage of net sales in the 2020 period compared to 22.5% in the comparable 2019 period, a decrease of 204 basis points. Although we incurred certain incremental costs discussed above under “Impact of COVID-19,” they were more than offset by the significant increase in net sales during the quarter as discussed above. Among the expenses that were a lower percentage of net sales in the current year period were occupancy costs, retail labor, utilities, depreciation and amortization, taxes and licenses, and employee benefits. These items were partially offset by increased incentive compensation expenses. We recorded expenses of $31.0 million, or 23 basis points, in the 2019 period reflecting our estimate for the settlement of certain legal matters discussed in Note 7 to the condensed consolidated financial statements.

Interest Expense. Interest expense increased by $19.1 million to $69.8 million in the 2020 period primarily due to higher outstanding debt balances in connection with the issuance of debt in the 2020 period.

Income Taxes. The effective income tax rate for the 2020 period was 21.8% compared to a rate of 21.9% for the 2019 period which represents a net decrease of 0.1 percentage points. The tax rate for the 2020 period was lower than the comparable 2019 period primarily due to increased tax benefits associated with share-based compensation, partially offset by a lower income tax rate benefit from federal income tax credits due to higher pre-tax earnings in the 2020 period compared to the 2019 period.

Liquidity and Capital Resources

At July 31, 2020, we had a $1.25 billion unsecured revolving credit agreement (the “Revolving Facility”), $4.0 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability in the form of commercial paper notes (“CP Notes”) of up to $1.0 billion. On April 3, 2020 we issued $1.5 billion in senior notes and at July 31, 2020, we had total consolidated outstanding long-term obligations of $4.1 billion, most of which was in the form of senior notes. All of our borrowing agreements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described below.

At July 31, 2020, we had a total consolidated cash balance of $3.0 billion. The increase in cash and cash equivalents was driven primarily by our issuance of $1.5 billion of senior unsecured notes in April 2020 as we sought to strengthen liquidity as a result of uncertainty created by the COVID-19 pandemic.

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

For the remainder of fiscal 2020, we anticipate potential combined borrowings under the Revolving Facility and our CP Notes to be a maximum of approximately $300 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Revolving Credit Facility

On September 10, 2019, we entered into an amended and restated credit agreement consisting of the $1.25 billion Revolving Facility of which up to $175.0 million is available for the issuance of letters of credit and which is scheduled to mature on September 10, 2024.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of July 31, 2020 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of July 31, 2020, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of July 31, 2020, we were in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of July 31, 2020, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $4.8 million, and borrowing availability of approximately $1.25 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.06 billion at July 31, 2020. In addition, as of July 31, 2020 we had outstanding letters of credit of $53.9 million which were issued pursuant to separate agreements.

Commercial Paper

As of July 31, 2020, our condensed consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $181.0 million were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet. We may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 39% of our total assets exclusive of goodwill, operating lease assets, and other intangible assets as of July 31, 2020. Such percentage is lower than we have experienced in recent years and is reflective of changes in consumer behavior and, to a lesser extent, supply chain disruption caused by the COVID-19 pandemic. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the 2020 and 2019 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 26-week periods ended July 31, 2020 and August 2, 2019, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $2.91 billion in the 2020 period, which represents a $1.78 billion increase compared to the 2019 period. Net income increased by $626.5 million in the 2020 period over the 2019 period. Changes in merchandise inventories resulted in a $284.0 million increase in the 2020 period as compared to a decrease of $321.1 million in the 2019 period and is reflective of the COVID-19 pandemic effects discussed above under “Impact of COVID-19”. Changes in accounts payable resulted in a $560.9 million increase in the 2020 period compared to a $323.2 million increase in the 2019 period, due primarily to the timing of receipts and payments. Changes in income taxes in the 2020 period compared to the 2019 period are primarily due to the timing of payments for income taxes and increased accruals for income tax expense due to higher pre-tax earnings in the 2020 period.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories decreased by 6% in the 2020 period and increased by 8% in the 2019 period, with changes in our four inventory categories as follows: consumables decreased by 1% compared to a 8% increase; seasonal decreased 12% compared to a 9% increase; home products decreased by 13% compared to a 15% increase; and apparel decreased by 24% compared to a 5% decrease.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2020 period included the following approximate amounts: $162 million for improvements, upgrades, remodels and relocations of existing stores; $138 million related to store facilities, primarily for leasehold improvements, fixtures and equipment in new stores; $95 million for distribution and transportation-related capital expenditures; and $26 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2020 period, we opened 500 new stores and remodeled or relocated 1,016 stores.

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

Capital expenditures for 2020 are currently projected to be in the range of $1.0 billion to $1.1 billion. We anticipate funding 2020 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth through the development of new stores and the remodel or relocation of existing stores. Capital expenditures in 2020 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology and other strategic initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. In the 2020 period, net proceeds from the issuance of the 2030 Senior Notes and 2050 Senior Notes totaled $1.5 billion. Net commercial paper borrowings decreased by $425.2 million in the 2020 period and decreased by $280.7 million in the 2019 period. Borrowings and repayments under the Revolving Facility during the 2020 period were $300.0 million each, and there were no such borrowings or repayments in the 2019 period. Also during the 2020 and 2019 periods, we repurchased 3.6 million and 3.0 million shares of our common stock at a total cost of $664.6 million and $385.0 million, respectively, and paid cash dividends of $180.3 million and $165.1 million, respectively.

Share Repurchase Program

Effective July 31, 2020, our common stock repurchase program had a total remaining authorization of approximately $0.5 billion. Effective August 26, 2020, our Board of Directors approved an increase in such program of $2.0 billion and at that date, the program had a total remaining authorization of approximately $2.5 billion. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more information about our share repurchase program, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We disclosed certain changes to our interest rate risk pertaining to our variable rate investment holdings in our Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2020. There have been no other material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has continued to impact our business, financial performance and financial condition and could have a material adverse impact on our business, financial performance and financial condition in the future.

The COVID-19 pandemic has resulted in widespread and continuing adverse impacts on, and volatility in, the global economy and has continued to impact our business, employees, customers, suppliers, and other business partners. Considerable uncertainty exists regarding the extent to which the COVID-19 pandemic will continue, as well as the scope, duration and effectiveness of measures directed at containment and mitigation of the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, school closures, and business and government restrictions and shutdowns. These measures taken by national, state and local government authorities to date, which were designed to slow the spread of the virus and protect lives, have resulted in high levels of unemployment, are expected to have serious adverse impacts on domestic and foreign economies, and could have a significant adverse impact on our core customer, for an unknown period. The potential effect of economic stabilization efforts, including additional government stimulus payments and enhanced unemployment benefits, is uncertain.

We have been classified as an essential business in all locations where we operate, and as such, our stores generally have remained open to serve our customers. While none of the below has resulted in a material adverse impact on our business, financial performance or financial condition to date, we have experienced or are experiencing certain effects of the COVID-19 pandemic, including but not limited to, the following:

●	Supply chain disruptions, including shipping and procurement delays of certain goods from international and domestic shipping origins, as well as vendor restrictions on the sale of a significant percentage of our core products to us;
●	Reduced or no availability of certain products in our stores as a result of supply chain disruptions outlined above and extremely high customer demand for certain products which has outpaced available supply;
●	Temporary store and distribution center closings in order to allow for deep cleanings when required, as well as reduced store operating hours until early in the second quarter to allow for additional time to clean the stores and re-stock shelves;
●	Increased distribution and transportation costs as a result of the effects outlined above, discretionary employee bonuses, increased overtime pay expenses due to reduced labor availability, and demand for transportation services outpacing carrier supply;
●	Increased incremental expenses for certain items, including supplies for enhanced cleaning protocols, personal protective equipment for employees in stores, distribution centers and corporate headquarters (e.g., gloves, masks, hand sanitizer), and installation of plexiglass barriers at store registers;
●	Increased labor expenses as a result of significantly increasing our hiring of new store employees, awarding approximately $73 million in employee appreciation bonuses, and the increased workload associated with the incremental sales volume;
●	COVID-19 and remote-work oriented phishing and similar cybersecurity attack attempts; and
●	Inability to perform physical inventories in our stores for a period of time.

Depending on the duration and severity of the COVID-19 pandemic, which are uncertain and cannot be predicted, as well as governmental authorities’ responses and requirements related to the COVID-19 pandemic, including the pace and extent of the easing or removal of restrictions on businesses and customers when the COVID-19 pandemic does subside, these experienced effects could have a material adverse impact on our business, financial performance and financial condition in the future if they increase in number, duration, or magnitude. We could also experience other effects that could aggravate or increase the likelihood of the risk factors set forth in our Annual Report on Form 10-K and/or result in a material adverse impact on our business, financial performance or financial condition, including but not limited to, the financial difficulties experienced by our suppliers or business partners, including the financial failure of one or more of our international steamship line vendors resulting in our inability to obtain our purchased goods in their possession; increased operating costs as a result of increased government regulations and mandates requiring us to provide personal protective equipment or personal hygiene supplies to customers or to increase store and distribution center cleaning protocols, as well as increased store and/or distribution center closures as a result of increased government enforcement of these new regulations and mandates; increased litigation expenses resulting from employee or customer lawsuits, including those related to COVID-19 contraction; increased insurance costs, medical claims costs and workers’ compensation claim costs and the impact of regulatory and judicial changes in liability for workers’ compensation; and damage to our reputation if our response to the COVID-19 pandemic is perceived as inadequate or inappropriate. Additionally, the COVID-19 pandemic may accelerate a shift in our core customer’s behaviors, expectations and shopping trends, which could result in lost sales and market share if we are not able to successfully increase the pace of our strategic initiatives development, particularly our digital strategic initiatives, and if our current digital shopping offerings do not continue to compete effectively.

The extent to which the COVID-19 pandemic ultimately impacts our business, financial performance and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain and mitigate the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. As a result, we may not be able to identify all risks ultimately faced from the COVID-19 pandemic and its aftermath.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended July 31, 2020 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(a)	or Programs(a)
05/02/20-05/31/20	160,871	$190.84	160,871	$1,051,969,000
06/01/20-06/30/20	3,022,802	$188.84	3,022,802	$481,131,000
07/01/20-07/31/20	—	$—	—	$481,131,000
Total	3,183,673	$188.94	3,183,673	$481,131,000
(a)	On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on August 26, 2020 to increase the repurchase authorization by $2.0 billion, bringing the cumulative total value of authorized share repurchases under the program since its inception to $10.0 billion ($2.481 billion of which was available for repurchase as of August 26, 2020). Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date.

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “can,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “aim,” “goal,” “seek,” “strive,” “intend,” “likely,” “scheduled,” “potential,” “subject to,” “focused on,” or “continue,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; potential impact of the COVID-19 pandemic; plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including the number of planned store openings, remodels and relocations, store format plans, progress of strategic (including our non-consumables and digital initiatives, DG Fresh, and Fast Track), merchandising and margin enhancing initiatives, trends in sales of consumable and non-consumable products, and results of the investment in and training of our personnel; potential future stock repurchases and cash dividends; anticipated borrowing under the Revolving Facility and our commercial paper program; the potential impact of legal or regulatory changes and our responses thereto, including the potential impact of tariffs imposed by the U.S. government; efforts to improve distribution and transportation efficiencies; and the expected outcome or effect of pending or threatened litigation or audits.

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

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 27, 2020) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2020, filed with the SEC on May 28, 2020 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective May 27, 2020) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2020, filed with the SEC on May 28, 2020 (file no. 001-11421))

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	August 27, 2020	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer