Form 10-K
period 2021-01-29
DOLLAR GENERAL CORP
filed 2021-03-19
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2021, or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock outstanding and held by non-affiliates as of July 31, 2020 was $37.7 billion calculated using the closing market price of the registrant’s common stock as reported on the NYSE on such date ($190.40). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

The registrant had 239,264,252 shares of common stock outstanding as of March 12, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 26, 2021.

INTRODUCTION

General

This report contains references to years 2021, 2020, 2019, 2018, 2017, and 2016, which represent fiscal years ending or ended January 28, 2022, January 29, 2021, January 31, 2020, February 1, 2019, February 2, 2018, and February 3, 2017, respectively. Our fiscal year ends on the Friday closest to January 31. Our 2016 fiscal year consisted of 53 weeks, while each of the remaining years listed consists of 52 weeks. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

Solely for convenience, our trademarks and tradenames may appear in this report without the ® or TM symbol which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these trademarks and tradenames.

Cautionary Disclosure Regarding Forward-Looking Statements

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 7 – Commitments and Contingencies,” among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “could,” “can,” “would,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “goal,” “seek,” “ensure,” “potential,” “opportunity,” “intend,” “predict,” “committed,” “likely,” “continue,” “strive,” “aim,” “scheduled,” “focused on,” or “subject to” and similar expressions that concern our strategies, plans, initiatives, intentions or beliefs about future occurrences or results. For example, all statements relating to, among others, our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including but not limited to the number of planned store openings, remodels and relocations, store formats or concepts, progress of merchandising, digital and other initiatives, trends in sales of consumable and non-consumable products, customer traffic and basket size, and level of future costs and expenses; potential future stock repurchases and cash dividends; anticipated borrowing under our unsecured revolving credit agreement and commercial paper program; potential impact of the COVID-19 pandemic; potential impact of legal or regulatory changes and our responses thereto, including the potential increase of federal, state and/or local minimum wage rates or potential changes to the corporate tax rate; efforts to improve distribution and transportation efficiencies, including self-distribution; efforts to improve our in-stock position, customer convenience proposition and store labor productivity; or expected outcome or effect of pending or threatened legal disputes, litigation or audits are forward-looking statements.

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

PART I

ITEM 1. BUSINESS

General

We are among the largest discount retailers in the United States by number of stores, with 17,266 stores located in 46 states as of February 26, 2021, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable items, seasonal items, home products and apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

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

COVID-19 Pandemic

Throughout 2020, the COVID-19 (coronavirus) pandemic resulted in widespread and continuing impacts on the global economy and has affected our business, as well as our customers, suppliers, and other business partners. In early March 2020, we began seeing heightened demand from customers, particularly for consumable products such as paper, food, and cleaning products. Shortly thereafter, we also saw a significant increase in demand for many non-consumable products, including home, seasonal and apparel, resulting in a significant overall mix shift into non-consumable categories. We have also seen a shift in customer behavior toward trip consolidation, as customers are shopping our stores less frequently than in the same period in 2019, but purchased a larger average basket amount. To address the increased demand, we increased our hiring of new store associates and worked with suppliers to incorporate new items in stores to meet the essential needs of customers while addressing certain product shortages and vendor allocation limitations. We incurred significant incremental expenses related to the pandemic, including appreciation bonuses for retail, distribution and transportation employees, as well as for health and safety measures. We expect to continue to be affected, although the extent and duration is unknown, by the COVID-19 pandemic and its effects on the economy in a variety of ways, potentially including changing consumer demand (whether higher or lower) overall and in certain product categories, supply chain interruptions, increased distribution and transportation costs, and increased costs in an effort to maintain safe work and shopping environments.

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

Our long-term operating priorities are: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our diverse teams through development, empowerment and inclusion. For more information on these operating priorities, see the “Executive

Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

In 2020, we achieved our 31st consecutive year of positive same-store sales growth. We believe that this growth, which has taken place in a variety of economic conditions, is a result of our compelling value and convenience proposition, although no assurances can be given that we will continue to achieve positive same-store sales growth in any given year and we currently believe it is unlikely that we will achieve positive same-store sales growth in 2021 as a result of the unusually high sales results we experienced in 2020.

Compelling Value and Convenience Proposition. Our ability to deliver highly competitive prices in convenient locations and our easy “in and out” shopping format create a compelling shopping experience that we believe distinguishes us from other discount retailers as well as convenience, drug, grocery, online and mass merchant retailers. Our slogan “Save time. Save money. Every day!”® summarizes our appeal to customers. We believe our ability to effectively deliver both value and convenience allows us to succeed in small markets with limited shopping alternatives, as well as in larger and more competitive markets. Our value and convenience proposition is evidenced by the following attributes of our business model:

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

Substantial Growth Opportunities. We believe we have substantial long-term growth potential in the U.S., and we have identified significant opportunities to add new stores in both existing and new markets. In addition, we have opportunities to relocate or remodel locations within our existing store base to better serve our customers. Our attractive store economics, including a relatively low initial investment and simple, low-cost operating model, and our variety of store formats have allowed us to grow our store base to current levels and provide us significant opportunities to continue our profitable store growth strategy.

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

Consumables is our largest merchandise category and includes paper and cleaning products (such as paper towels, bath tissue, paper dinnerware, trash and storage bags, disinfectants, and laundry); packaged food (such as cereals, canned soups and vegetables, condiments, spices, sugar and flour); perishables (such as milk, eggs, bread, refrigerated and frozen food, beer and wine); snacks (such as candy, cookies, crackers, salty snacks and carbonated beverages); health and beauty (such as over-the-counter medicines and personal care products including soap, body wash, shampoo, cosmetics, dental hygiene and foot care products); pet (such as pet supplies and pet food); and tobacco products.

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

The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2020	2019	2018
Consumables	76.8%	78.0%	77.5%
Seasonal	12.1%	11.7%	11.9%
Home products	6.5%	5.8%	5.9%
Apparel	4.6%	4.5%	4.7%

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

Our store growth over the past three years is summarized in the following table:

	Stores at			Net
	Beginning	Stores	Stores	Store	Stores at
Year	of Year	Opened	Closed	Increase	End of Year
2018	14,534	900	64	836	15,370
2019	15,370	975	67	908	16,278
2020	16,278	1,000	101	899	17,177

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

Our Suppliers

We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise. Despite our broad offering, we maintain only a limited number of items per category, allowing us to keep our average costs low. Our three largest suppliers accounted for approximately 9%, 8%, and 8%, respectively, of our purchases in 2020. Our private brands come from a wide variety of suppliers. We directly imported approximately 5% of our purchases at cost in 2020.

In 2020, COVID-19 caused disruptions in our supply chain, making it more difficult to obtain certain products in sufficient quantities to meet customer demand and increasing distribution and transportation costs. We anticipate these COVID-19 effects to persist to some degree through at least the first half of 2021, although the ultimate extent and duration of the COVID-19 pandemic and its effects are unknown. Prior to 2020, we have generally been able to obtain sufficient quantities of core merchandise and in cases where one or more of our current sources of supply became unavailable, we generally have been able to obtain alternative sources. Alternative sources could increase our merchandise costs and supply chain lead time and expenses, result in a temporary reduction in store inventory levels, reduce our selection, or reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales.

Distribution and Transportation

Our stores are currently supported by distribution centers for both refrigerated and non-refrigerated merchandise located strategically throughout our geographic footprint. We lease additional temporary warehouse space as necessary to support our distribution needs. In addition to our traditional distribution centers, we now operate multiple temperature-controlled distribution facilities in support of “DG Fresh”, our strategic, multi-phased shift to self-distribution of frozen and refrigerated goods, such as dairy, deli and frozen products. We regularly analyze and rebalance the network to ensure that it remains efficient and provides the service levels our stores require. See “—Properties” below for additional information pertaining to our distribution centers.

Most of our merchandise flows through our distribution centers and is delivered to our stores by our private fleet and by third-party trucking firms, utilizing our trailers. In addition, vendors or third-party distributors deliver or ship certain food items and other merchandise directly to our stores.

Seasonality

The nature of our business is somewhat seasonal. Generally, our operating profit has been greater in the fourth quarter, which includes the Christmas selling season, as compared with operating profit in each of the first three quarters of our fiscal year. In addition, our quarterly results can be affected by the timing of certain holidays, new store openings, remodels, relocations and store closings. Consumer behavior driven by the COVID-19 pandemic has resulted in a departure from seasonal norms we have experienced in recent years and may continue to disrupt the historical quarterly cadence of our results of operations for an unknown period of time.

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

Our Intellectual Property

We own marks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property laws, including, without limitation, Dollar General®, DG®, Clover Valley®, and trueliving® along with variations and formatives of these trademarks. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also hold an exclusive license to the Rexall brand through at least March 5, 2029 and the Believe Beauty brand through at least March 23, 2022.

Human Capital Resources

At Dollar General, a foundational element in how we operate is exemplified in our fourth operating priority – Investing in our diverse teams through development, empowerment and inclusion. Building on our core value of respecting the dignity and differences of others, our goal is to create a work environment where each employee is encouraged and empowered to bring their unique perspective and voice to work each day. Based on a talent philosophy of “Attract, Develop, and Retain”, whether an individual works in a store, a distribution center, our store support center or our international sourcing offices, over the last 80+ years, we have helped millions of individuals start and progress in their careers, providing employees with numerous opportunities to gain new skills and develop their talents, supported by our award-winning training and development programs.

Attract

We seek to provide market competitive compensation and benefits packages that attract talent to the organization and then retain and incent them for performance. Although eligibility for and the level of benefits vary depending on the employee’s full-time or part-time status, compensation level, date of hire, and/or length of service, the broad range of benefits we provide or make available may include: medical, prescription, telemedicine, dental and vision plans; flexible spending accounts; disability insurance; 401(k) plan; paid vacation; employee assistance program with access to legal assistance and counseling; healthy lifestyle and disease management programs; a broad range of discounts for products and services; parental leave; adoption assistance; and service award recognition. To help measure the success of our overall employee compensation and benefits programs, we monitor employee applicant flow and staffing levels across the organization, as well as employee turnover, particularly at the store manager level.

Develop

As a testament to our employee development efforts, in February 2021, we were inducted into Training magazine’s Hall of Fame, following two consecutive years as the magazine’s top training and development program and rounding out 10 consecutive years among its Top 100 list. In 2020, we estimate we invested nearly three million training hours in our employees to promote their education and development.

Our internal promotion rate helps us measure the success of our development programs. As of February 26, 2021, we employed approximately 158,000 full-time and part-time employees, including divisional and regional managers, district managers, store managers, other store personnel and distribution center and administrative personnel. As of the end of 2020, approximately 73% of store managers and thousands of additional employees, including several members of our senior leadership, have been promoted from within our organization.

Retain

To ensure we are creating an environment where our employees feel respected, safe, empowered, and motivated, we regularly monitor retention and engagement levels across the organization through a variety of means, working to understand what is important to our workforce and how we can best continue to meet their evolving needs.

Compliance with Governmental Regulations

Our operations are subject to the applicable federal, state, local and foreign laws, rules, and regulations of the jurisdictions in which we operate or conduct business. These laws, rules and regulations relate to, among other things, the sale of products, including without limitation product and food safety, marketing and labeling; information security and privacy; labor and employment; employee wages and benefits; health and safety; real property; public accommodations; anti-bribery; financial reporting and disclosure; antitrust and fair competition; anti money laundering; transportation; imports and customs; intellectual property; taxes; and environmental compliance.

Although we routinely incur significant costs in complying with the laws and regulations applicable to the Company, and we can make no guarantees that future such costs will not be material, to date, compliance with these laws, rules and regulations has not had a material adverse effect on our capital expenditures, earnings or competitive position. Many of our entry-level store employees are paid at rates in line with the applicable minimum wage, and consequently, in certain situations, increases to such wage rates have increased our labor costs. If federal, state and/or local minimum wage rates were to increase significantly and/or rapidly, compliance with such increases could adversely affect our earnings. Additionally, if significant changes in the corporate tax rate occur in the future, such change could adversely affect our overall effective tax rate and earnings. See “Risk Factors” in Part I, Item 1A for additional information regarding government regulations that could impact our business.

Available Information

Our Internet website address is www.dollargeneral.com. The information on our website is not incorporated by reference into, and is not a part of, this Form 10-K. We file with or furnish to the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, registration statements and other documents. These documents are available free of charge to investors on or through the Investor Information section of our website (https://investor.dollargeneral.com) as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as Dollar General, that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

Business, Strategic and Competitive Risks

The COVID-19 pandemic has continued to impact our business, financial performance and financial condition and could have a material adverse impact on our business, financial performance and financial condition in the future.

The COVID-19 pandemic has resulted in widespread and continuing adverse impacts on, and volatility in, the global economy and has continued to impact our business, employees, customers, suppliers, and other business partners. Considerable uncertainty exists regarding the extent to which the COVID-19 pandemic will continue, as well as the scope, duration and effectiveness of measures directed at containment and mitigation of the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, school closures, vaccination rollouts, and business and government restrictions and shutdowns. These measures taken by national, state and local government authorities to date have resulted in high levels of unemployment, are expected to have serious adverse impacts on domestic and foreign economies, and could have a significant adverse impact on our core customer and her spending, for an unknown length of time. The potential effect of economic stabilization efforts, including additional government stimulus payments, food/nutrition assistance and enhanced unemployment benefits, is uncertain. If customer spending on the goods we sell declines as a result of some or all of these factors, there could be a material adverse impact on our business and results of operations.

We have been classified as an essential business in all locations where we operate, and as such, our stores generally have remained open to serve our customers. While none of the below has resulted in a material adverse impact on our business, financial performance or financial condition to date, we have experienced or are experiencing certain effects of the COVID-19 pandemic, including but not limited to, the following:

●	Supply chain disruptions, including shipping and procurement delays of certain goods from international and domestic shipping origins, delivery delays to our stores as a result of COVID-19-related absenteeism in one of our distribution centers, which necessitated servicing those stores from other distribution centers for a limited period of time, and vendor restrictions on their sale to us of a significant percentage of certain of our core products;
●	Reduced or no availability of certain products in our stores as a result of supply chain disruptions outlined above and extremely high customer demand for certain products which has outpaced available supply;
●	Temporary store and distribution center closings in order to allow for deep cleanings as needed, as well as reduced store operating hours until early in the second quarter to allow for additional time to clean the stores and re-stock shelves;
●	Increased distribution and transportation costs as a result of the effects outlined above, increased carrier rates and greater driver shortages, increased overtime pay expenses due to reduced labor availability, and demand for transportation services outpacing carrier supply;
●	Increased incremental expenses for certain items, including supplies for enhanced cleaning protocols, personal protective equipment for employees in stores, distribution centers and corporate headquarters (e.g., gloves, masks, hand sanitizer), and installation of plexiglass barriers at store registers;
●	In addition to the additional distribution overtime discussed above, increased labor expenses as a result of awarding approximately $167 million in employee appreciation bonuses, significantly increasing our hiring of new store employees, and the increased workload associated with the incremental sales volume;
●	COVID-19 and remote-work oriented phishing and similar cybersecurity attack attempts; and
●	Inability to perform physical inventories in our stores from mid-March through mid-May, which prevented us from completing all of our planned store physical inventories for fiscal 2020, the effect of which was immaterial for fiscal 2020.

Depending on the duration and severity of the COVID-19 pandemic, including whether there are additional “waves”, other additional periods of increases or spikes in the number of COVID-19 cases or mutations thereof and the availability, acceptance and efficacy of medical treatments and vaccines, which are uncertain and cannot be predicted, as well as governmental authorities’ responses and requirements related to the pandemic, including the pace and extent of the easing or removal of restrictions on businesses and customers when the pandemic does subside or the reinstitution of more stringent regulations before the pandemic subsides, these experienced effects could have a material adverse impact on our business, financial performance and financial condition in the future if they increase in number, duration, and/or magnitude. We also could experience other effects that could aggravate or increase the likelihood of the risk factors set forth herein and/or result in a material adverse impact on our business, financial performance or financial condition, including but not limited to, the financial difficulties experienced by our suppliers or business partners, including the financial failure of one or more of our international steamship line vendors resulting in our inability to obtain our purchased goods in their possession; increased operating costs as a result of increased government regulations and mandates requiring us to provide wage increases or premiums to frontline employees (e.g., those imposed in certain counties in California and elsewhere), personal protective equipment or personal hygiene supplies to customers or to increase store and distribution center cleaning protocols, as well as increased store and/or distribution center closures as a result of increased government enforcement of any such new regulations and mandates; increased litigation expenses resulting from employee or customer lawsuits, including those related to the Company’s COVID-19 response and alleged employee or customer contraction; increased insurance costs, medical claims costs and workers’ compensation claim costs and the impact of regulatory and judicial changes in liability for workers’ compensation; and damage to our reputation if our response to the COVID-19 pandemic is perceived as inadequate or inappropriate. Additionally, the COVID-19 pandemic may cause or accelerate a shift in our core customer’s behaviors, expectations and shopping trends, which could result in lost sales and market share if we are not able to successfully increase the pace of our strategic initiatives development, particularly our digital strategic initiatives, and if our current digital shopping offerings do not continue to compete effectively.

The extent to which the COVID-19 pandemic ultimately impacts our business, financial performance and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak (and any variants thereof), its severity, the actions to contain and mitigate the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. As a result, we may not be able to identify all risks ultimately faced from the COVID-19 pandemic and its aftermath.

Economic factors may reduce our customers’ spending, impair our ability to execute our strategies and initiatives, and increase our costs and expenses, which could result in materially decreased sales or profitability.

Many of our customers have fixed or low incomes and limited discretionary spending dollars. Any factor that could adversely affect their disposable income could decrease our customers’ spending or cause them to shift their spending to our lower margin product choices, which could result in materially decreased sales and/or profitability. Factors that could reduce our customers’ disposable income include but are not limited to high unemployment or underemployment levels or decline in real wages; inflation; pandemics (such as the COVID-19 pandemic); higher fuel, energy, healthcare and housing costs, interest rates, consumer debt levels, and tax rates; tax law changes that negatively affect credits and refunds; lack of available credit; and decreases in, or elimination of, government subsidies such as unemployment and food/nutrition assistance programs.

Many of the economic factors listed above, as well as commodity rates; transportation, lease and insurance costs; wage rates (including the heightened possibility of increased federal, state and/or local minimum wage rates); foreign exchange rate fluctuations; measures that create barriers to or increase the costs of international trade

(including increased import duties or tariffs); changes in applicable laws and regulations (including tax laws related to the corporate tax rate); and other economic factors, also could impair our ability to successfully execute our strategies and initiatives, as well as increase our cost of goods sold and selling, general and administrative expenses (including real estate costs), and may have other adverse consequences that we are unable to fully anticipate or control, all of which may materially decrease our sales or profitability.

Our plans depend significantly on strategies and initiatives designed to increase sales and profitability and improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could materially affect our results of operations.

We have short-term and long-term strategies and initiatives (such as those relating to merchandising, real estate and new store development, store formats and concepts, digital, shrink, sourcing, private brand, inventory management, supply chain, store operations, expense reduction, and technology) in various stages of testing, evaluation, and implementation, which are designed to continue to improve our results of operations and financial condition. The effectiveness of these initiatives is inherently uncertain, even when tested successfully, and is dependent on consistency of training and execution, workforce stability, ease of execution and scalability, and the absence of offsetting factors that can influence results adversely. The number and diverse geographic locations of our stores and distribution centers and our decentralized field management also contribute to the challenging nature of these factors. Other risk factors described herein also could negatively affect general implementation. Failure to achieve successful or cost-effective implementation of our initiatives could materially and adversely affect our business, results of operations and financial condition.

The success of our merchandising initiatives, particularly our non-consumable initiatives and efforts to increase sales of higher margin products within the consumables category, further depends in part upon our ability to predict the products that our customers will demand and to identify and timely respond to evolving trends in consumer preferences and demographic mixes in our markets. If we are unable to select and timely obtain products that are attractive to customers and at costs that allow us to sell them at an acceptable profit, or to effectively market such products, it could result in materially decreased sales and profitability.

The success of our cold chain self-distribution initiative, DG Fresh, further depends in part on our ability to effectively transition these distribution operations from our current service providers without business disruption, as well as on the availability of certain supply chain resources, including temperature-controlled distribution centers, refrigerated transportation equipment, and drivers. The success of our Fast Track initiative, which is designed to enhance our in-store labor productivity, on-shelf availability and customer convenience, further depends in part on successful implementation and maintenance of the necessary technology, customer interest and adoption of self-checkout, our ability to gain cost efficiencies and control shrink levels from the initiative, and vendor cooperation.

We face intense competition that could limit our growth opportunities and materially and adversely affect our results of operations and financial condition.

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

Operational Risks

If we cannot timely and cost-effectively execute our real estate projects and meet our financial expectations, or if we do not anticipate or successfully address the challenges imposed by our expansion, including into new states or urban areas, it could materially impede our planned future growth and our profitability.

Delays in or failure to complete a significant portion of our real estate projects, or failure to meet our financial expectations for these projects, could materially and adversely affect our growth and our profitability. Our ability to timely open, relocate and remodel profitable stores and expand into additional market areas is a key component of our planned future growth and may depend in part on: the availability of suitable store locations and capital funding; the absence of entitlement process or occupancy delays, including zoning restrictions and moratoria on small box discount retail development such as those passed by certain local governments in areas where we operate or seek to operate, which, to date, have not materially impaired our ability to complete our planned real estate projects or growth; the ability to negotiate acceptable lease and development terms (for example, real estate development requirements and cost of building materials and labor), to cost-effectively hire and train qualified new personnel, especially store managers, and to identify and accurately assess sufficient customer demand; and general economic conditions.

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

We experience significant inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, higher rates of inventory shrinkage or increased security or other costs to combat inventory theft could adversely affect our results of operations and financial condition. There can be no assurance that we will be successful in our efforts to contain or reduce inventory shrinkage.

Our cash flows from operations, profitability and financial condition may be negatively affected if we are not successful in managing our inventory balances.

Our inventory balance represented approximately 48% of our total assets exclusive of goodwill, operating lease assets, and other intangible assets as of January 29, 2021. Efficient inventory management is a key component of our business success and profitability. We must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase such that the costs to store and hold the goods unduly impacts our financial results or increases the risk of inventory shrinkage. If we do not accurately predict customer trends, spending levels, or price sensitivity, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely affect our financial results. We continue to focus on ways to reduce these risks, but we cannot make assurances that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations and financial condition may be negatively affected.

Failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws could expose us to litigation, government enforcement actions and costly response measures, and could materially harm our reputation and affect our business and financial performance.

In connection with sales, we transmit confidential credit and debit card information which is encrypted using point-to-point encryption. We also have access to, collect or maintain certain private or confidential information regarding our customers, employees and their dependents, and vendors, as well as our business. Some of this information is stored electronically in connection with our e-commerce and mobile applications, some of which may leverage third-party service providers. Additionally, we may share information with select vendors that assist us in conducting our business. While we have implemented procedures and technology intended to protect such information and require appropriate controls of our vendors, external attackers could compromise such controls and result in unauthorized disclosure of such information, as attacks are becoming increasingly sophisticated, may include attacks on our third-party business partners, and do not always or immediately produce detectable indicators of compromise. Moreover, inadvertent or malicious internal personnel actions could result in a defeat of security measures and a compromise of our or our third-party vendors’ information systems. Like other retailers, we and our vendors have experienced threats to, and infrequent immaterial incidents involving, data and systems, including by perpetrators of attempted random or targeted malicious attacks; computer malware, ransomware, bots, or other destructive or disruptive software; and attempts to misappropriate our information and cause system failures and disruptions. If attackers obtain customer, employee or vendor passwords through unrelated third-party breaches, and if impacted customers, employees, or vendors do not employ good online security practices (e.g., use the same password across different sites), these passwords could be used to gain access to their information or accounts with us in certain situations.

Because we accept debit and credit cards for payment, we are subject to industry data protection standards and protocols, such as the Payment Card Industry Data Security Standards, issued by the Payment Card Industry Security Standards Council. Nonetheless, we may be vulnerable to, and unable to detect and appropriately respond to, cardholder data security breaches and data loss, including successful attacks on applications, systems, or networks.

A significant security breach of any kind experienced by us or one of our vendors, which could be undetected for a period of time, or a significant failure by us or one of our vendors to comply with applicable privacy and information security laws, regulations and standards could expose us to risks of data loss, litigation, government enforcement actions, fines or penalties, credit card brand assessments, negative publicity and reputational harm, business disruption and costly response measures (e.g., providing notification to, and credit monitoring services for, affected individuals, as well as further upgrades to our security measures) which may not be covered by or may exceed the coverage limits of our insurance policies, and could materially disrupt our operations. Any resulting negative publicity could significantly harm our reputation which could cause us to lose market share as a result of customers discontinuing the use of our e-commerce and mobile applications or debit or credit cards in our stores or not shopping in our stores altogether and could materially and adversely affect our business and financial performance.

Material damage or interruptions to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing or implementing new technology could materially and adversely affect our business and results of operations.

We depend on a variety of information technology systems, including systems owned and managed by third-party vendors, for the efficient functioning of our business, including, without limitation, transaction processing and the management of our employees, facilities, logistics, inventories, stores and customer-facing digital applications and operations. Our technology initiatives may not deliver desired results or may do so on a delayed schedule. Additionally, such systems are subject to damage or interruption from power surges and outages, facility damage, physical theft, computer and telecommunications failures, inadequate or ineffective redundancy, malicious code (including malware, ransomware, or similar), successful attacks (e.g., account compromise; phishing; denial of service; and application, network or system vulnerability exploitation), software upgrade failures or code defects, natural disasters and human error. Design defects, damage to, or interruption to these systems may require a significant investment to repair or replace, disrupt our operations, result in the loss or corruption of critical data, and harm our reputation, all of which could materially and adversely affect our business or results of operations.

We also rely heavily on our information technology staff. Failure to meet these staffing needs may negatively affect our ability to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We rely on third parties to maintain and periodically upgrade many of these systems so that they can continue to support our business. We license the software programs supporting many of our systems from independent software developers. The inability of these vendors, developers or us to continue to maintain and upgrade these systems and software programs could disrupt or reduce the efficiency of our operations or retain vulnerability exploitation risk if we were unable to convert to alternate systems in an efficient and timely manner and could expose us to greater risk of a successful attack. In addition, costs and delays associated with the implementation of new or upgraded systems and technology, including the migration of applications to the cloud or our current implementation of our new point of sale system, with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations, fail to operate as designed, result in the potential loss or corruption of data or information, disrupt operations and affect our ability to meet business and reporting requirements and adversely affect our profitability.

A significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory could adversely affect sales or increase our transportation costs, which would decrease our profitability.

We rely on our distribution and transportation network to provide goods to our stores timely and cost-effectively. Using various transportation modes, including ocean, rail, and truck, we and our vendors move goods from vendor locations to our distribution centers and our stores. Any disruption, unanticipated or unusual expense or operational failure related to this process (e.g., delivery delays, including as a result of pandemic outbreaks, or increases in transportation costs (such as those we have experienced in fiscal 2020 and continue to experience), including increased fuel costs, import freight costs, carrier or driver wages as a result of driver shortages; a decrease in transportation capacity for overseas shipments or port closures; labor shortages; or work stoppages or slowdowns) could negatively impact sales and profits. Labor shortages or work stoppages in the transportation industry or disruptions to the national and international transportation infrastructure that necessitate our securing alternative labor or shipping suppliers could also increase our costs or otherwise negatively affect our business. The COVID-19 pandemic disrupted the global and domestic transportation and distribution of goods and resulted in product delivery delays and higher delivery prices. The supply chain disruptions that we have experienced to date as a result of the COVID-19 pandemic did not have a material negative impact on our financial results in fiscal 2020. However, depending on the continued extent and duration of the COVID-19 pandemic, our distribution network, results of operations (including sales) or future business may be materially and adversely impacted.

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

We source our merchandise from a wide variety of domestic and international suppliers, and we depend on them to supply merchandise in a timely and efficient manner. In 2020, our largest supplier accounted for approximately 9% of our purchases, and our second and third largest suppliers each accounted for approximately 8% of our purchases. If one or more of our current sources of supply became unavailable, we believe we generally would be able to obtain alternative sources, but it could increase our merchandise costs and supply chain lead time, result in a temporary reduction in store inventory levels, and reduce the selection and quality of our merchandise. An inability to obtain alternative sources could materially decrease our sales. Additionally, if a supplier fails to deliver on its commitments, we could experience merchandise out-of-stocks that could lead to lost sales and reputational harm. Further, failure of suppliers to meet our compliance protocols could prolong our procurement lead time, resulting in lost sales and adverse margin impact.

We directly imported approximately 5% of our purchases (measured at cost) in 2020, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods often are for reasons beyond our control, such as political or civil unrest, acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes, economic conditions and instability in countries in which foreign suppliers are located, the financial instability of suppliers, failure to meet our terms and conditions or our standards, issues with our suppliers’ labor practices or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials, pandemic outbreaks, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation, and other factors relating to suppliers and the countries in which they are located or from which they import. Such changes could adversely affect our operations and profitability.

While we are working to diversify our sources of imported goods, a substantial amount of our imported merchandise comes from China, and thus, a change in the Chinese leadership, the effects of pandemic outbreaks including COVID-19, economic and market conditions, internal economic stimulus actions, or currency or other policies, as well as trade relations between China and the United States and increases in costs of labor, could negatively impact our merchandise costs. We experienced delays in the receipt of certain goods from international and domestic shipping origins as a result of the COVID-19 pandemic in fiscal 2020, but these pandemic-related supply chain disruptions did not have a material negative impact on our financial results in fiscal 2020. Depending on the continued extent and duration of the COVID-19 pandemic, our supply chain, results of operations (including sales) or future business may be materially and adversely impacted. In addition, the United States’ foreign trade policies, duties, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries (particularly China), import limitations on certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. If we increase our product imports from foreign vendors, the risks associated with these imports also will increase, and we may be exposed to additional or different risks as we increase imports of goods produced in countries other than China.

Natural disasters and unusual weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises, political or civil unrest, acts of violence or terrorism, and disruptive global political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, tornadoes and earthquakes, unusual weather conditions, pandemic outbreaks or other health crises (including but not limited to the COVID-19 pandemic), political or civil unrest, acts of violence or terrorism (including within our stores, distribution centers or other Company property), or disruptive global political events or similar disruptions could adversely affect our reputation, business and financial performance. If any of these events result in the closure, or a limitation on operating hours, of one or more of our distribution centers, a significant number of stores, our sourcing offices, our corporate headquarters or data center or impact one or more of our key suppliers, our operations and financial performance could be materially and adversely affected through an inability or reduced ability to make deliveries, process payroll or provide other support functions to our stores and through lost sales. These events also could affect consumer shopping patterns or prevent customers from reaching our stores, which could lead to lost sales and higher markdowns (e.g., during our first accounting period of fiscal 2021, we lost approximately 8,400 store operating days as a result of closures due to winter weather across the United States), or result in increases in fuel or other energy prices, fuel shortage(s), new store or distribution center opening delays, the temporary lack of an adequate work force in a market, the temporary or long-term disruption of product availability in our stores, the temporary or long-

term inability to obtain or access technology needed to effectively run our business, disruption of our utility services or information systems, and damage to our reputation. These events may also increase the costs of insurance if they result in significant loss of property or other insurable damage by us or in the market more generally.

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

We seek but may not be successful in obtaining contractual indemnification and insurance coverage for product-related claims and issues from our vendors. If we do not have adequate contractual indemnification or insurance available, or our vendors fails to adhere to their obligations to us, such claims could materially and adversely affect our business, financial condition and results of operations. Our ability to obtain indemnification from foreign vendors may be hindered by our ability to obtain jurisdiction over them to enforce contractual obligations. Even with adequate insurance and indemnification, such claims could significantly harm our reputation and consumer confidence in our products and we could incur significant litigation expenses, which also could materially affect our results of operations even if a product liability claim is unsuccessful or not fully pursued.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, certain crimes (including employee crime), certain wage and hour and other employment-related claims and litigation, actions based on certain consumer protection laws, and some natural and other disasters or similar events. If we incur material uninsured losses, our financial performance could suffer. Certain material events have resulted, and may result again in the future, in sizable losses for the insurance industry and adversely affect the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, automobile liability, general liability (including claims made against certain of our landlords), property loss, and group health insurance programs. Significant changes in actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including any expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could materially and adversely affect our results of operations and financial condition. Although we maintain property insurance for catastrophic events at our store support center and distribution centers, we are effectively self-insured for other property losses. If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

Failure to attract, develop and retain qualified employees while controlling labor costs, as well as other labor issues, could adversely affect our financial performance.

Our future growth and performance, positive customer experience and legal and regulatory compliance depends on our ability to attract, develop, retain and motivate qualified employees while operating in an industry challenged by historically high rates of employee turnover. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel, unemployment levels, wage rates (including the heightened possibility of increased federal, state and/or local minimum wage rates), health and other insurance costs, changes in employment and labor laws or other workplace regulations (including those relating to employee benefit programs such as health insurance and paid leave programs), employee activism, and our reputation and relevance within the labor market. If we are unable to attract, develop and retain adequate numbers of qualified employees, our operations, customer service levels, legal and regulatory compliance, and support functions could suffer. In addition, to the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor and other related costs could increase. Our ability to pass along labor and other related costs to our customers is constrained by our everyday low price model, and we may not be able to offset such increased costs elsewhere in our business.

Our success depends on our executive officers and other key personnel. If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and other key personnel. The unexpected loss of the services of any of such persons could adversely affect our operations. There can be no assurance that our executive succession planning, retention or hiring efforts will be successful. Competition for skilled and experienced management personnel is intense, and a failure to attract and retain new qualified personnel could adversely affect our operations.

Our private brands may not be successful in improving our gross profit rate and may increase certain of the risks we face.

The sale of private brand items is an important component of our sales growth and gross profit rate enhancement plans. Broad market acceptance of our private brands depends on many factors, including pricing, quality, customer perception, and timely development and introduction of new products. We cannot give assurance that we will achieve or maintain our expected level of private brand sales. The sale and expansion of these offerings also subjects us to or increases certain risks, such as: product liability claims and product recalls; disruptions in raw material and finished product supply and distribution chains; inability to successfully protect our proprietary rights; claims related to the proprietary rights of third parties; supplier labor and human rights issues, and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. Failure to appropriately address these risks could materially and adversely affect our private brand initiatives, reputation, results of operations and financial condition.

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

Regulatory, Legal, Compliance and Accounting Risks

A significant change in governmental regulations and requirements could materially increase our cost of doing business, and noncompliance with governmental regulations could materially and adversely affect our financial performance.

We routinely incur significant costs in complying with numerous and frequently changing laws and regulations. The complexity of this regulatory environment and related compliance costs continue to increase due to additional legal and regulatory requirements, our expanding operations, and increased regulatory scrutiny and enforcement efforts. New or revised laws, regulations, policies and related interpretations and enforcement practices, particularly those dealing with the sale of products, including without limitation, product and food safety, marketing or labeling; information security and privacy; labor and employment; employee wages and benefits; health and safety; imports and customs; taxes; and environmental compliance, may significantly increase our expenses or require extensive system and operating changes that could materially increase our cost of doing business. Violations of applicable laws and regulations or untimely or incomplete execution of a required product recall can result in significant penalties (including loss of licenses, eligibility to accept certain government benefits such as SNAP or significant fines), class action or other litigation, governmental investigation or action and reputational damage. Additionally, changes in tax laws (including those related to the corporate tax rate), the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our overall effective tax rate. Furthermore, significant and/or rapid increases to federal, state and/or local minimum wage rates could adversely affect our earnings if we are not able to otherwise offset these increased labor costs elsewhere in our business.

Legal proceedings may adversely affect our reputation, business, results of operations and financial condition.

Our business is subject to the risk of litigation or other legal proceedings by employees, consumers, suppliers, competitors, shareholders, government agencies and others through private actions, class actions, multi-district litigation, arbitrations, derivative actions, administrative proceedings, regulatory actions or other litigation. For example, we are involved in certain legal proceedings as discussed in Note 7 to the consolidated financial statements. The outcome of legal proceedings, particularly class action or multi-district litigation or mass arbitrations and regulatory actions, can be difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for lengthy periods. In addition, certain of these matters, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required, and sometimes these developments are unanticipated. Legal proceedings in general, and class actions, multi-district litigation, governmental investigations and actions and derivative actions in particular, can be expensive and disruptive, and adverse publicity could harm our reputation, regardless of the validity of the allegations. As a result, legal proceedings may adversely affect our business, results of operations and financial condition. See also Note 7 to the consolidated financial statements.

New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.

The implementation of new accounting standards could require certain systems, internal process and controls and other changes that could increase our operating costs, and result in changes to our financial statements. In 2019, for example, the implementation of accounting standards related to leases, as issued by the Financial Accounting Standards Board, required us to make significant changes to our lease management and other accounting systems, and resulted in a material impact to our consolidated financial statements.

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

Financial and Capital Market Risks

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of February 26, 2021, we operated 17,266 retail stores located in 46 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	829	Nevada	21
Arizona	125	New Hampshire	42
Arkansas	474	New Jersey	165
California	238	New Mexico	100
Colorado	62	New York	524
Connecticut	71	North Carolina	916
Delaware	49	North Dakota	51
Florida	940	Ohio	903
Georgia	963	Oklahoma	480
Illinois	610	Oregon	65
Indiana	607	Pennsylvania	826
Iowa	290	Rhode Island	21
Kansas	253	South Carolina	584
Kentucky	616	South Dakota	63
Louisiana	594	Tennessee	856
Maine	61	Texas	1,626
Maryland	147	Utah	11
Massachusetts	53	Vermont	38
Michigan	612	Virginia	445
Minnesota	179	Washington	10
Mississippi	563	West Virginia	257
Missouri	573	Wisconsin	216
Nebraska	132	Wyoming	5

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

As of February 26, 2021, we operated 17 distribution centers for non-refrigerated products, nine cold storage distribution centers, and one combination distribution center which has both refrigerated and non-refrigerated products. We lease 12 of these facilities and the remainder are owned. We have a total of 17.5 million square feet of non-refrigerated space and a total of 2.3 million square feet of cold storage space. Approximately 7.25 acres of the land for one of the distribution centers is subject to a ground lease. We also leased approximately 1.1 million square feet of additional warehouse space in support of our distribution network for non-refrigerated merchandise. We are currently in the process of constructing one cold storage distribution center and one combination distribution center and are adding cold storage to one of our existing non-refrigerated distribution centers, all of which are expected to be operational in either 2021 or 2022.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding our current executive officers as of March 19, 2021 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected. There are no familial relationships between any of our directors or executive officers.

8
Name	Age	Position
Todd J. Vasos	59	Chief Executive Officer and Director
John W. Garratt	52	Executive Vice President and Chief Financial Officer
Jeffery C. Owen	51	Chief Operating Officer
Michael J. Kindy	55	Executive Vice President, Global Supply Chain
Kathleen A. Reardon	49	Executive Vice President and Chief People Officer
Steven G. Sunderland	57	Executive Vice President, Store Operations
Emily C. Taylor	45	Executive Vice President and Chief Merchandising Officer
Rhonda M. Taylor	53	Executive Vice President and General Counsel
Carman R. Wenkoff	53	Executive Vice President and Chief Information Officer
Anita C. Elliott	56	Senior Vice President and Chief Accounting Officer

Mr. Vasos has served as Chief Executive Officer and a member of our Board since June 2015. He joined Dollar General in December 2008 as Executive Vice President, Division President and Chief Merchandising Officer and was promoted to Chief Operating Officer in November 2013. Prior to joining Dollar General, Mr. Vasos served in executive positions with Longs Drug Stores Corporation for seven years, including Executive Vice President and Chief Operating Officer (February 2008 to November 2008) and Senior Vice President and Chief Merchandising Officer (2001 to 2008), where he was responsible for all pharmacy and front-end marketing, merchandising, procurement, supply chain, advertising, store development, store layout and space allocation, and the operation of three distribution centers. He also previously served in leadership positions at Phar-Mor Food and Drug Inc. and Eckerd Corporation. Mr. Vasos has served as a director of KeyCorp since July 2020.

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

Mr. Owen has served as Chief Operating Officer since August 2019. He returned to Dollar General in June 2015 as Executive Vice President of Store Operations, with over 21 years of previous employment experience with the Company.  Prior to his departure from Dollar General in July 2014, he was Senior Vice President, Store Operations.  Prior to August 2011, Mr. Owen served as Vice President, Division Manager, and from November 2006 to March 2007 he served as Retail Division Manager.  Prior to November 2006, he was Senior Director,

Operations Process Improvement.  Mr. Owen also served the Company in various operations roles of increasing importance and responsibility from December 1992 to September 2004.  Mr. Owen has served as a director of Kirkland’s Inc. since March 2015.

Mr. Kindy has served as Executive Vice President, Global Supply Chain since August 2018. As previously announced, Mr. Kindy plans to retire from Dollar General effective April 15, 2021. He joined Dollar General as Vice President, Distribution Centers in December 2008, became Vice President, Transportation in May 2013, and was promoted to Senior Vice President, Global Supply Chain in June 2015. Prior to joining Dollar General, Mr. Kindy had 14 years of grocery distribution management and 5 years of logistics and distribution consulting experience. He served as Senior Director, Warehouse Operations, for ConAgra Foods from November 2007 to December 2008.  Since beginning his career in July 1989, Mr. Kindy also held various distribution and warehouse leadership positions at Safeway, Inc., Crum & Crum Logistics, and Specialized Distribution Management, Inc., and served as a principal consultant for PricewaterhouseCoopers.

Ms. Reardon has served as Executive Vice President and Chief People Officer since August 25, 2020. She joined Dollar General as Director, Human Resources in September 2009 and was promoted to Vice President, Talent Management in October 2012. She became Vice President, Retail Human Resources in October 2014 and was promoted to Senior Vice President, Human Resources in March 2019 and to Senior Vice President and Chief People Officer in May 2019. Prior to joining Dollar General, Ms. Reardon held several positions of increasing responsibility at Centex from August 2005 until September 2009, serving as Director of Human Resources from October 2007 until September 2009. Since beginning her career in May 1998, Ms. Reardon also held various roles with Carrier Corporation, including Manager of Human Resources from August 2003 until August 2005, and was also a Career Consultant at the Darden Graduate School of Business Administration, University of Virginia, from August 2001 until August 2003.

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

Ms. E. Taylor has served as Executive Vice President and Chief Merchandising Officer since September 25, 2020. She joined Dollar General in 1998 and held roles of increasing responsibility in investor relations, financial planning and analysis, merchandise planning, pricing and merchandising operations prior to her promotion to Vice President, Pricing & Merchandise Data Optimization in March 2011. She served as Vice President, Merchandising Operations (March 2012 to April 2014) and was subsequently promoted to Senior Vice President, General Merchandise Manager in April 2014. She most recently served as Senior Vice President, Channel Innovation (September 2019 to September 2020).

Ms. R. Taylor has served as Executive Vice President and General Counsel since March 2015. She joined Dollar General as an Employment Attorney in March 2000 and was subsequently promoted to Senior Employment Attorney in 2001, Deputy General Counsel in 2004, Vice President and Assistant General Counsel in March 2010, and Senior Vice President and General Counsel in June 2013.  Prior to joining Dollar General, she practiced law with Ogletree, Deakins, Nash, Smoak & Stewart, P.C., where her practice was focused on labor law and employment litigation. She has also held attorney positions with Ford & Harrison LLP.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “DG.” On March 12, 2021, there were approximately 2,757 shareholders of record of our common stock.

Dividends

We have paid quarterly cash dividends since 2015. Our Board of Directors most recently increased the amount of the quarterly cash dividend from $0.36 to $0.42 beginning with the dividend payable on April 20, 2021. While our Board of Directors currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Issuer Purchases of Equity Securities

The following table contains information regarding purchases of our common stock made during the quarter ended January 29, 2021 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(a)	or Programs(a)
10/31/20-11/30/20	—	$—	—	$1,579,203,000
12/01/20-12/31/20	2,527,911	$210.44	2,527,911	$1,047,218,000
01/01/21-01/29/21	1,725,845	$213.17	1,725,845	$679,314,000
Total	4,253,756	$211.55	4,253,756	$679,314,000

(a)	On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on March 17, 2021 to increase the repurchase authorization by $2.0 billion, bringing the cumulative total value of authorized share repurchases under the program since its inception to $12.0 billion ($2.38 billion of which was available for repurchase as of March 17, 2021 following the increase in the authorization). Under the authorization, repurchases may be made from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. This repurchase authorization has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating information of Dollar General Corporation as of the dates and for the periods indicated. The selected historical statement of income data and statement of cash flows data for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, and balance sheet data as of January 29, 2021 and January 31, 2020, have been derived from our historical audited consolidated financial statements included elsewhere in this report. The selected historical statement of income data and statement of cash flows data for the fiscal years ended February 2, 2018 and February 3, 2017 and balance sheet data as of February 1, 2019, February 2, 2018, and February 3, 2017 presented in this table have been derived from audited consolidated financial statements not included in this report.

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

(Amounts in millions, excluding per share data,	Year Ended
number of stores, selling square feet, and net sales	January 29,	January 31,	February 1,	February 2,	February 3,
per square foot)	2021	2020	2019	2018	2017(1)
Statement of Income Data:
Net sales	$33,746.8	$27,754.0	$25,625.0	$23,471.0	$21,986.6
Cost of goods sold	23,028.0	19,264.9	17,821.2	16,249.6	15,204.0
Gross profit	10,718.9	8,489.1	7,803.9	7,221.4	6,782.6
Selling, general and administrative expenses	7,164.1	6,186.8	5,687.6	5,213.5	4,719.2
Operating profit	3,554.8	2,302.3	2,116.3	2,007.8	2,063.4
Interest expense	150.4	100.6	99.9	97.0	97.8
Other (income) expense	—	—	1.0	3.5	—
Income before income taxes	3,404.4	2,201.7	2,015.4	1,907.3	1,965.6
Income tax expense	749.3	489.2	425.9	368.3	714.5
Net income	$2,655.1	$1,712.6	$1,589.5	$1,539.0	$1,251.1
Earnings per share—basic	$10.70	$6.68	$5.99	$5.64	$4.45
Earnings per share—diluted	10.62	6.64	5.97	5.63	4.43
Dividends per share	1.44	1.28	1.16	1.04	1.00
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$3,876.2	$2,238.0	$2,143.6	$1,802.1	$1,605.0
Investing activities	(1,024.9)	(782.5)	(731.6)	(645.0)	(550.9)
Financing activities	(1,715.0)	(1,450.7)	(1,443.9)	(1,077.6)	(1,024.1)
Total capital expenditures	(1,028.0)	(784.8)	(734.4)	(646.5)	(560.3)
Other Financial and Operating Data:
Same store sales growth(2)	16.3%	3.9%	3.2%	2.7%	0.9%
Same store sales(2)	$31,905.3	$26,374.0	$23,854.0	$21,871.6	$20,348.1
Number of stores included in same store sales calculation	16,050	15,209	14,283	13,150	12,383
Number of stores (at period end)	17,177	16,278	15,370	14,534	13,320
Selling square feet (in thousands at period end)	127,056	120,342	113,755	107,821	98,943
Net sales per square foot(3)	$273	$237	$231	$227	$229
Consumables sales	76.8%	78.0%	77.5%	76.9%	76.4%
Seasonal sales	12.1%	11.7%	11.9%	12.1%	12.2%
Home products sales	6.5%	5.8%	5.9%	6.0%	6.2%
Apparel sales	4.6%	4.5%	4.7%	5.0%	5.2%
Balance Sheet Data (at period end):
Cash and cash equivalents and short-term investments	$1,376.6	$240.3	$235.5	$267.4	$187.9
Total assets(4)	25,862.6	22,825.1	13,204.0	12,516.9	11,672.3
Long-term debt	4,131.0	2,912.0	2,864.7	3,006.0	3,211.5
Total shareholders’ equity	6,661.2	6,702.5	6,417.4	6,125.8	5,406.3
(1)	The fiscal year ended February 3, 2017 was comprised of 53 weeks.

(2)	Same-store sales are calculated based upon stores that were open at least 13 full fiscal months and remain open at the end of the reporting period. We include stores that have been remodeled, expanded or relocated in our same-store sales calculation. Changes in same-store sales are calculated based on the comparable 52 calendar weeks in the current and prior years.

(3)	Net sales per square foot was calculated based on total sales for the preceding 12 months as of the ending date of the reporting period divided by the average selling square footage during the period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters.

(4)	The increase in total assets at January 31, 2020 reflects the effects of adoption of lease accounting guidance.

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

Impact of COVID-19

The COVID-19 (coronavirus) pandemic has resulted in widespread and continuing impacts on the global economy and has affected our business, as well as our customers, suppliers, and other business partners. We have been classified as an essential business in all locations where we operate, and as such, our stores have generally remained open to serve our customers. In responding to the pandemic and its effects, our priority has been the health and safety of our employees and customers. In order to serve our employees and customers during this time while prioritizing their well-being, we have taken a variety of actions across our stores, distribution centers and store support center, including (as applicable): enhancing cleaning protocols, designating one hour each day for our elderly customers to shop our stores with limited crowds, implementing social distancing measures, providing personal protective equipment (e.g., gloves, masks and hand sanitizer) for employees, providing employee temperature checks at our distribution facilities, installing plexiglass barriers at registers, providing paid time off for those who received a COVID-19 diagnosis, or who were required to care for an immediate family or household member who received a COVID-19 diagnosis, and providing a one-time payment for hourly frontline employees who receive a complete COVID-19 vaccination.

In early March 2020, we began seeing heightened demand from customers, particularly for consumable products such as paper, food and cleaning products, which continued throughout 2020, although with some variability as to the volume and product mix. Beginning in April, we also saw a significant increase in demand in many non-consumable products, including home, seasonal and apparel, resulting in an overall significant mix shift into non-consumable categories in the remainder of 2020. Also beginning in early March 2020, many new customers began shopping with us for their everyday essential needs, and we are working to retain them going forward. We have also seen a shift in customer behavior toward trip consolidation, as customers shopped our stores less frequently than in the same period in 2019, but purchased a larger average basket amount. We have seen a continuation of these general trends toward trip consolidation and larger basket size. To address the increased demand, we increased our hiring of new store associates in March and April of 2020, and have worked and continue to work with suppliers to incorporate new items in stores to meet the essential needs of customers while addressing certain product shortages and vendor allocation limitations, some of which we expect to persist through at least the first half of 2021. We believe that this increased customer demand significantly benefited our results of operations, and in particular, sales, gross profit, operating income and net income for fiscal 2020. Although we incurred additional payroll related expenses throughout fiscal 2020, including employee appreciation bonuses of approximately $167 million, increased distribution and transportation costs, and other costs to meet the significant customer demand and to protect the health and safety of our employees and customers, these costs were more than offset by the incremental sales. The overall net impact of the pandemic to operating income and net income in 2021 may be less favorable due to the moderating positive impact to our net sales and our anticipation that some of these incremental costs, particularly those related to health and safety measures, will continue into 2021.

We expect to continue to be affected, although the extent and duration is unknown, by the COVID-19 pandemic and its effects on the economy in a variety of ways, potentially including changing consumer demand (whether higher or lower) in certain product categories, supply chain interruptions, increased distribution and transportation costs, increased payroll expenses, and increased costs in an effort to maintain safe work and shopping environments. Additionally, the vast shutdown of, and/or significant operating limitations imposed upon, many businesses in the United States has resulted in high levels of unemployment, which, along with current and potential school closures and operating limitations, could have a significant adverse impact on our core customers for an unknown length of time. The potential for additional economic stabilization efforts, including additional government stimulus payments and enhanced unemployment benefits and other government assistance and the effects thereof, are uncertain. In addition to the items described above, we expect the current adverse global economic conditions caused by the COVID-19 pandemic to continue in at least the near term, potentially resulting in continued elevated unemployment, reduced economic activity, and capital markets volatility. We may experience adverse effects on our business, results of operations and cash flows from a recessionary economic environment that may persist after the COVID-19 pandemic has moderated. As a result, the quarterly cadence of our results of operations, which varied from historical patterns in fiscal 2020, may continue to do so in fiscal 2021.

Due to the significant uncertainty surrounding the COVID-19 pandemic and its effects, there may be consequences that we do not anticipate at this time or that develop in unexpected ways. We will continue to monitor the evolving situation, and we will continue to take actions as necessary to serve our employees, customers, communities and shareholders.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 17,266 stores located in 46 states as of February 26, 2021, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include the unemployment and underemployment rates, wage growth, changes in U.S. and global trade policy (including price increases resulting from the imposition of tariffs), and changes to certain government assistance programs, such as the Supplemental Nutrition Assistance Program. In 2020, our customers experienced impacts to many of these factors, as detailed above under “Impact of COVID-19”. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budgets, such as rent, healthcare and fuel prices. Finally, significant unseasonable or unusual weather patterns can impact customer shopping behaviors.

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

Historically, our sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. Prior to 2020, our sales mix had continued to shift toward consumables, and, within consumables, toward lower margin departments such as perishables. Although this trend did not occur in 2020 (as discussed above under “Impact of COVID-19”), we continue to expect some sales mix challenges to persist, and we expect the trend toward consumables will resume in 2021 and beyond. Several of our initiatives, including certain of those discussed below, are intended to address these mix challenges; however, there can be no assurances that these efforts will be successful.

We continue to make progress on and invest in certain strategic initiatives that we believe will help drive profitable sales growth, both with new and existing customers, and capture long-term growth opportunities. Such opportunities include leveraging existing and developing new digital tools and technology to provide our customers with additional shopping access points and even greater convenience. This technology includes our Dollar General app, which contains a variety of tools to enhance the in-store shopping experience. Additionally, DG Pickup, which is a buy online, pickup in-store initiative aimed at offering another convenient access point for customers, is now available in more than 17,000 stores across the chain.

Our non-consumables initiative, or “NCI,” offers a new, differentiated and limited assortment that will change throughout the year. NCI is continuing to evolve and help shape our approach to non-consumables categories throughout the chain and is contributing to improved overall sales and gross margin performance in the stores where it is offered. As we extend this initiative more broadly, as well as incorporate certain related merchandising efforts throughout our chain, our goal is to provide our customers with a broader, even more relevant non-consumables merchandise assortment, while continuing to deliver exceptional value within key areas of our non-consumables categories. Additionally, as we expand this offering, we plan to incorporate the full NCI set in certain stores as well as an “NCI Lite” version in others so as to reach a greater number of stores and customers more quickly. The NCI Lite version incorporates the majority of the NCI assortment, but without the footprint and display changes in the store. We plan to significantly expand the number of stores with either the full NCI or NCI Lite version in 2021, with a goal of more than 11,000 stores by the end of fiscal 2021.

Additionally, we recently introduced pOpshelf, a unique retail concept that incorporates certain of the lessons learned from NCI in a differentiated format that is focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. Our goal is to operate up to 50 pOpshelf locations by the end of fiscal 2021.

We are continuing our rollout of the “DG Fresh” initiative, a self-distribution model for frozen and refrigerated products that is designed to reduce product costs, enhance item assortment, improve our in-stock position, and enhance sales. By the end of fiscal 2021, we plan to complete our initial rollout of DG Fresh distribution facilities, which will serve all stores across the chain. DG Fresh contributed to our strong sales performance in 2020, driven by higher in-stock levels and the introduction of new products in select stores. In addition, DG Fresh benefitted gross profit in 2020 through improved initial markups on inventory purchases, which were partially offset by increased distribution and transportation costs. We expect this net benefit to continue in 2021 as we proceed with the rollout.

Tariffs on products from China, as applied to both our direct imports and domestic purchases, did not have a net material impact on our financial results in 2020, and we do not expect a net material impact in 2021. As noted above, changes in trade policy that result in higher prices for our customers may negatively impact their budgets, and consequently, their spending, and additional increases in tariff rates or expansion of products subject to tariffs may have a more significant impact on our future business.

To support our other operating priorities, we remain focused on capturing growth opportunities. In 2020, we opened 1,000 new stores, remodeled 1,670 stores, and relocated 110 stores. The COVID-19 pandemic has not materially delayed our real estate plans, and, based on information currently known to management, we do not expect any significant delays in 2021. For 2021, we plan to open approximately 1,050 new stores (including any pOpshelf stores), remodel approximately 1,750 stores, and relocate approximately 100 stores, for a total of 2,900 real estate projects.

We continue to innovate within our channel and are able to utilize the most productive of our various Dollar General store formats based on the specific market opportunity. We expect that our traditional 7,300 square foot store format will continue to be the primary store layout for new stores in 2021. We expect approximately 75% of our planned remodels in 2021 to feature our higher-cooler-count store format that enables us to offer an increased selection of perishable items. In addition, the majority of these and other real estate projects in 2021 will also incorporate high-capacity coolers. Our smaller format store (less than 6,000 square feet) is expected to allow us to capture growth opportunities in urban areas. We have also recently introduced two new larger format stores (one at approximately 8,500 square feet and the other at approximately 9,500 square feet), which allows us to further expand our offering and our ability to serve our customers. Beginning later in 2021, we expect the 8,500 square-foot concept, along with our existing Dollar General Plus format of a similar size, to become our base prototypes for nearly all new stores moving forward, replacing our traditional 7,300 square foot store format and higher-cooler count Dollar General Traditional Plus format. The innovation in store formats is expected to allow us to capture additional growth opportunities within our existing markets. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base. These lessons contribute to innovation in developing new formats, with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

We have established a position as a low-cost operator, always seeking ways to reduce or control costs that do not affect our customers’ shopping experiences. We plan to continue enhancing this position over time while employing ongoing cost discipline to reduce certain expenses as a percentage of sales. Nonetheless, we seek to maintain flexibility to invest in the business as necessary to enhance our long-term competitiveness and profitability. We have experienced incremental costs related to the COVID-19 pandemic as discussed above under “Impact of COVID-19” and below under “Results of Operations,” some of which are expected to continue in 2021.

We also have launched “Fast Track”, an initiative aimed at further enhancing our convenience proposition and in-stock position as well as increasing labor efficiencies within our stores. The first phase of Fast Track involved sorting process optimization within our distribution centers, as well as increased shelf-ready packaging, to allow for greater store-level stocking efficiencies, followed by the second-phase pilot of a self-checkout option in a limited number of stores. We completed the sorting process optimization at all of our non-refrigerated distribution centers in 2019. Additionally, we expect to continue to add self-checkout capabilities in additional stores throughout 2021. These and the other strategic initiatives discussed above will require us to incur upfront expenses for which there may not be an immediate return in terms of sales or enhanced profitability.

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces, including increases in minimum wage rates. While we expect these increases to persist, certain of our initiatives and plans are intended to help offset these challenges, although there can be no assurance we will be successful in mitigating them. In addition, federal, state and/or local minimum wage increases could have a material negative impact on our operating expenses, although the magnitude and timing of such impact, and our ability to mitigate (whether in whole or in part), depends on the scale and timing of the mandated increases, among other factors. We have also experienced incremental payroll, distribution and transportation costs related to the COVID-19 pandemic as discussed above under “Impact of COVID-19”.

Our diverse teams are a competitive advantage, and we proactively seek ways to continue investing in their development. Our goal is to create an environment that attracts, develops, and retains talented personnel, particularly at the store manager level, because employees who are promoted from within our company generally have longer tenures and are greater contributors to improvements in our financial performance. We believe our investments in compensation and training for our store managers have contributed to improved customer experience scores, higher sales and improved turnover metrics.

To further enhance shareholder returns, we repurchased shares of our common stock and paid quarterly cash dividends throughout 2020. In 2021, we expect to continue our share repurchase activity and to pay quarterly cash dividends, subject to Board discretion and approval.

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

A continued focus on our four operating priorities as discussed above, coupled with pandemic-related sales and other impacts (additional discussion below) and strong cash flow management resulted in strong overall operating and financial performance in 2020 as compared to 2019, as set forth below. Basis points, as referred to below, are equal to 0.01% as a percentage of net sales.

●	Net sales in 2020 increased 21.6% over 2019. Sales in same-stores increased 16.3%, primarily due to increases in average transaction amount. Average sales per square foot in 2020 were $273.

●	Our gross profit rate increased by 117 basis points due primarily to lower markdowns as a percentage of sales and higher initial markups on inventory purchases.

●	SG&A as a percentage of sales decreased by 106 basis points primarily due to our significant increase in 2020 sales, partially offset by incremental costs related to COVID-19.

●	Operating profit increased 54.4% to $3.55 billion in 2020 compared to $2.30 billion in 2019.

●	Interest expense increased by $49.8 million in 2020 primarily due to higher average outstanding debt balances in connection with the issuance of debt in the first quarter of 2020.

●	The decrease in the effective income tax rate to 22.0% in 2020 from 22.2% in 2019 was due primarily to income tax benefits associated with share-based compensation.

●	We reported net income of $2.66 billion, or $10.62 per diluted share, for 2020 compared to net income of $1.71 billion, or $6.64 per diluted share, for 2019.

●	We generated approximately $3.88 billion of cash flows from operating activities in 2020, an increase of 73.2% compared to 2019.

●	Inventory turnover was 4.9 times, and inventories increased 6.3% on a per store basis compared to 2019.

●	We repurchased approximately 12.3 million shares of our outstanding common stock for $2.5 billion.

Readers should refer to the detailed discussion of our operating results below for additional comments on financial performance in the current year as compared with the prior years presented.

Results of Operations

Accounting Periods. The following text contains references to years 2020, 2019, and 2018, which represent fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal years 2020, 2019 and 2018 were each 52-week accounting periods.

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

The following table contains results of operations data for fiscal years 2020, 2019 and 2018, and the dollar and percentage variances among those years.

				2020 vs. 2019		2019 vs. 2018
(amounts in millions, except				Amount	%	Amount	%
per share amounts)	2020	2019	2018	Change	Change	Change	Change
Net sales by category:
Consumables	$25,906.7	$21,635.9	$19,865.1	$4,270.8	19.7%	$1,770.8	8.9%
% of net sales	76.77%	77.96%	77.52%
Seasonal	4,083.7	3,258.9	3,050.3	824.8	25.3	208.6	6.8
% of net sales	12.10%	11.74%	11.90%
Home products	2,210.0	1,611.9	1,506.1	598.1	37.1	105.8	7.0
% of net sales	6.55%	5.81%	5.88%
Apparel	1,546.6	1,247.3	1,203.6	299.2	24.0	43.7	3.6
% of net sales	4.58%	4.49%	4.70%
Net sales	$33,746.8	$27,754.0	$25,625.0	$5,992.9	21.6%	$2,128.9	8.3%
Cost of goods sold	23,028.0	19,264.9	17,821.2	3,763.1	19.5	1,443.7	8.1
% of net sales	68.24%	69.41%	69.55%
Gross profit	10,718.9	8,489.1	7,803.9	2,229.8	26.3	685.2	8.8
% of net sales	31.76%	30.59%	30.45%
Selling, general and administrative expenses	7,164.1	6,186.8	5,687.6	977.3	15.8	499.2	8.8
% of net sales	21.23%	22.29%	22.20%
Operating profit	3,554.8	2,302.3	2,116.3	1,252.5	54.4	186.0	8.8
% of net sales	10.53%	8.30%	8.26%
Interest expense	150.4	100.6	99.9	49.8	49.5	0.7	0.7
% of net sales	0.45%	0.36%	0.39%
Other (income) expense	—	—	1.0	—	—	(1.0)	—
% of net sales	0.00%	0.00%	0.00%
Income before income taxes	3,404.4	2,201.7	2,015.4	1,202.7	54.6	186.3	9.2
% of net sales	10.09%	7.93%	7.87%
Income tax expense	749.3	489.2	425.9	260.2	53.2	63.2	14.8
% of net sales	2.22%	1.76%	1.66%
Net income	$2,655.1	$1,712.6	$1,589.5	$942.5	55.0%	$123.1	7.7%
% of net sales	7.87%	6.17%	6.20%
Diluted earnings per share	$10.62	$6.64	$5.97	$3.98	59.9%	$0.67	11.2%

Net Sales. The net sales increase in 2020 reflects a same-store sales increase of 16.3% compared to 2019. In 2020, our 16,050 same-stores accounted for sales of $31.9 billion. The increase in same-store sales reflects an increase in average transaction amount driven by a significant increase in items per transaction and, to a lesser degree, higher average item retail prices, which were offset in part by a decline in customer traffic. Same-store sales increased in each of the consumables, seasonal, home products and apparel categories, with the largest percentage increase in the home products category. The 2020 net sales increase was positively affected by new stores, modestly offset by sales from closed stores.

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

Gross Profit. In 2020, gross profit increased by 26.3%, and as a percentage of net sales increased by 117 basis points to 31.8% compared to 2019. A reduction in markdowns as a percentage of net sales and higher initial markups on inventory purchases each contributed to the increase in the gross profit rate. In addition, non-consumables sales increased at a higher rate than consumables sales in 2020, which contributed to the increase in the gross profit rate. We also experienced a lower rate of inventory shrink in 2020 compared to 2019. It is uncertain at this time whether these trends, which differ from our recent historical trends prior to 2020, will continue. These factors were partially offset by increased distribution and transportation costs which were impacted by increased volume, some of which is attributable to the COVID-19 pandemic, and discretionary employee bonus expense. As noted above, we believe the effect of the COVID-19 pandemic on consumer behavior had a significant positive effect on net sales, and also had a positive effect on our gross profit.

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

SG&A. SG&A as a percentage of net sales was 21.2% in 2020 compared to 22.3% in 2019, a decrease of 106 basis points. Although we incurred certain incremental costs discussed above under “Impact of COVID-19,” including discretionary employee bonus expense, they were more than offset by the significant increase in net sales during the period as discussed above. Among the expenses that were a lower percentage of net sales in 2020 were retail labor, store occupancy costs, utilities, and depreciation and amortization. In addition, we recorded expenses of $31.0 million in 2019 reflecting our estimate for the settlement of significant legal matters. These items were partially offset by 2020 increases in incentive compensation and hurricane-related expenses.

SG&A as a percentage of sales was 22.3% in 2019 compared to 22.2% in 2018, an increase of 9 basis points, which included the $31.0 million estimate in 2019 for the settlement of significant legal matters. SG&A in 2019 included a decrease of approximately $22.8 million in hurricane and other disaster-related expenses compared to 2018 as well as an increase in retail labor costs at a rate less than the increase in net sales.

Interest Expense. Interest expense increased $49.8 million to $150.4 million in 2020 compared to 2019, primarily due to higher average outstanding debt balances in connection with the issuance of debt in the first quarter of 2020, and increased $0.7 million to $100.6 million in 2019 compared to 2018. See the detailed discussion under “Liquidity and Capital Resources” regarding the financing of various long-term obligations.

We had consolidated outstanding variable-rate debt of $3.4 million and $430.1 million as of January 29, 2021 and January 31, 2020, respectively, and the remainder of our outstanding indebtedness as of each of those dates was fixed rate debt.

Other (income) expense. Other (income) expense in 2018 reflects expenses associated with the voluntary prepayment of our senior unsecured term loan facility.

Income Taxes. The effective income tax rate for 2020 was 22.0% compared to a rate of 22.2% for 2019 which represents a net decrease of 0.2 percentage points. The effective income tax rate was lower in 2020 primarily due to increased tax benefits associated with share-based compensation and a larger income tax rate benefit from state taxes offset by a lower income tax rate benefit from federal income tax credits due primarily to higher pre-tax earnings in 2020 compared to 2019.

The effective income tax rate for 2019 was 22.2% compared to a rate of 21.1% for 2018 which represents a net increase of 1.1 percentage points. The effective income tax rate was higher in 2019 primarily due to an increase in income taxes resulting from changes in state income tax laws and a federal income tax benefit arising from the Tax Cuts and Jobs Act in 2018 that did not reoccur in 2019.

Off Balance Sheet Arrangements

We are not party to any material off balance sheet arrangements.

Effects of Inflation

In 2020, 2019 and 2018, we experienced increases in product costs due in part to tariffs on certain items imported from China.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

During the past three years, we have generated an aggregate of approximately $8.3 billion in cash flows from operating activities and incurred approximately $2.5 billion in capital expenditures. During that period, we expanded the number of stores we operate by 2,643, representing growth of approximately 18%, and we remodeled or relocated 4,069 stores, or approximately 28% of the stores we operated as of the beginning of the three-year period. In 2021, we intend to continue our current strategy of pursuing store growth, remodels and relocations.

At January 29, 2021, we had a $1.25 billion unsecured revolving credit agreement (the “Revolving Facility”), $4.0 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability of up to $1.0 billion. At January 29, 2021, we had total consolidated outstanding debt (including the current portion of long-term obligations) of $4.1 billion, most of which was in the form of senior notes. All of our material borrowing arrangements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our commercial paper notes (“CP Notes”) as further described below. The information contained in Note 5 to the consolidated financial statements contained in Part II, Item 8 of this report is incorporated herein by reference.

At January 29, 2021, we had a total consolidated cash balance of $1.4 billion. Our balance of cash and cash equivalents was impacted by our issuance of senior unsecured notes in April 2020 as we sought to strengthen liquidity as a result of uncertainty created by the COVID-19 pandemic.

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

For fiscal 2021, we anticipate potential combined borrowings under the Revolving Facility and CP Notes to be a maximum of approximately $600 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Revolving Credit Facility

On September 10, 2019, we entered into the Revolving Facility consisting of a $1.25 billion senior unsecured revolving credit facility of which up to $175.0 million is available for the issuance of letters of credit and which is scheduled to mature on September 10, 2024.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of January 29, 2021 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of January 29, 2021, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of January 29, 2021, we were in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of January 29, 2021, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $3.5 million, and borrowing availability of $1.25 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.07 billion at January 29, 2021. In addition, as of January 29, 2021 we had outstanding letters of credit of $77.7 million which were issued pursuant to separate agreements.

Commercial Paper

As of January 29, 2021, our consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $181.0 million were held by a wholly-owned subsidiary and therefore are not reflected on the consolidated balance sheet. We may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.

Senior Notes

In April 2013 we issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”) at a discount of $2.4 million, which are scheduled to mature on April 15, 2023. In October 2015 we issued $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”) at a discount of $0.8 million, which are scheduled to mature on November 1, 2025. In April 2017 we issued $600.0 million aggregate principal amount of 3.875% senior notes due 2027 (the “2027 Senior Notes”) at a discount of $0.4 million, which are scheduled to mature on April 15, 2027. In April 2018 we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2028 (the “2028 Senior Notes”) at a discount of $0.5 million, which are scheduled to mature on May 1, 2028. In April 2020 we issued $1.0 billion aggregate principal amount of 3.5% senior notes due 2030 (the “2030 Senior Notes”) at a discount of $0.7 million, which are scheduled to mature on April 3, 2030, and $500.0 million aggregate principal amount of 4.125% senior notes due 2050 (the “2050 Senior Notes”) at a discount of $5.0 million, which are scheduled to mature on April 3, 2050. Collectively, the 2023 Senior Notes, 2025 Senior Notes, 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes and 2050 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). Interest on the 2023 Senior Notes and the 2027 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 and 2028 Senior Notes is payable in cash on May 1 and November 1 of each year. Interest on the 2030 and 2050 Senior Notes is payable in cash on April 3 and October 3 of each year.

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

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of January 29, 2021 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$4,164,365	$4,127	$913,765	$513,722	$2,732,751
Interest(a)	1,431,214	153,876	284,119	242,921	750,298
Self-insurance liabilities(b)	245,086	110,383	87,880	30,310	16,513
Operating lease obligations	11,366,117	1,419,082	2,672,507	2,337,755	4,936,773
Subtotal	$17,206,782	$1,687,468	$3,958,271	$3,124,708	$8,436,335

	Commitments Expiring by Period
Commercial commitments(c)	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Letters of credit	$47,313	$47,313	$—	$—	$—
Purchase obligations(d)	741,344	737,872	3,472	—	—
Subtotal	$788,657	$785,185	$3,472	$—	$—
Total contractual obligations and commercial commitments(e)	$17,995,439	$2,472,653	$3,961,743	$3,124,708	$8,436,335
(a)	Represents obligations for interest payments on long-term debt and includes projected interest on variable rate long-term debt using 2020 year end rates and balances. Variable rate long-term debt includes the Revolving Facility (although such facility had a balance of zero as of January 29, 2021), the CP Notes (which also had a balance of zero as of January 29, 2021, and which amount is net of $181 million held by a wholly-owned subsidiary), and the balance of an outstanding tax increment financing of $3.4 million.

(b)	We retain a significant portion of the risk for our workers’ compensation, employee health, general liability, property loss, automobile, and third-party landlord claims exposures. As these obligations do not have scheduled maturities, these amounts represent undiscounted estimates based upon actuarial assumptions. Substantially all amounts are reflected on an undiscounted basis in our consolidated balance sheets.

(c)	Commercial commitments include information technology license and support agreements, supplies, fixtures, letters of credit for import merchandise, and other inventory purchase obligations.

(d)	Purchase obligations include legally binding agreements for software licenses and support, supplies, fixtures, and merchandise purchases (excluding such purchases subject to letters of credit).

(e)	We have potential payment obligations associated with uncertain tax positions that are not reflected in these totals. We are currently unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities for the $7.5 million of reserves for uncertain tax positions.

Share Repurchase Program

Our common stock repurchase program had a total remaining authorization of approximately $0.68 billion at January 29, 2021. Effective March 17, 2021, our Board of Directors authorized a $2 billion increase to such program which resulted in a total remaining authorization of approximately $2.38 billion under the program at such date. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements and other factors. The repurchase program has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more detail about our share repurchase program, see Part II, Item 5 of this report and Note 11 to the consolidated financial statements contained in Part II, Item 8 of this report.

Other Considerations

On March 16, 2021, the Board of Directors declared a quarterly cash dividend of $0.42 per share which is payable on or before April 20, 2021 to shareholders of record of our common stock on April 6, 2021. We paid quarterly cash dividends of $0.36 per share in 2020. Although the Board currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other factors, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant in its sole discretion.

Our inventory balance represented approximately 48% of our total assets exclusive of goodwill, operating lease assets, and other intangible assets as of January 29, 2021. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

As described in Note 7 to the consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity.

Cash Flows

Cash flows from operating activities. Cash flows from operating activities were $3.88 billion in 2020, which represents a $1.64 billion increase compared to 2019. As noted above, the COVID-19 pandemic has resulted in increased sales, gross profit, and operating income, which contributed to the increase in net income of $942.5 million in 2020 over 2019. Changes in accounts payable resulted in a $745.6 million increase in our working capital in 2020 compared to a $428.6 million increase in 2019, due primarily to the timing of receipts and payments. Changes in accrued expenses resulted in a $388.6 million increase in our working capital in 2020 compared to a $100.3 million increase in 2019, due primarily to increased accruals for compensation and non-income taxes. Changes in merchandise inventories resulted in a $575.8 million decrease in our working capital in 2020 which was similar to the decrease of $578.8 million in 2019 as described in greater detail below. Changes in income taxes including an increase in cash paid for income taxes in 2020 compared to 2019 are primarily due to the increase in pre-tax earnings in 2020.

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

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 12% in 2020, by 14% in 2019 and by 14% in 2018. Inventory levels in the consumables category increased by $455.6 million, or 15%, in 2020, by $371.9 million, or 14%, in 2019, and by $320.9 million, or 14% in 2018. The seasonal category increased by $35.7 million, or 4%, in 2020, by $127.3 million, or 17%, in 2019, and by $108.4 million, or 17%, in 2018. The home products category increased by $66.3 million, or 15%, in 2020, by $82.8 million, or 23%, in 2019, and by $24.0 million, or 7%, in 2018. The apparel category increased by $12.9 million, or 3%, in 2020, decreased by $2.1 million, or 1%, in 2019, and increased by $34.7 million, or 10%, in 2018.

Cash flows from investing activities. Significant components of property and equipment purchases in 2020 included the following approximate amounts: $447 million for improvements, upgrades, remodels and relocations of existing stores; $271 million for distribution and transportation-related capital expenditures; $250 million related to store facilities, primarily for leasehold improvements, fixtures and equipment in new stores; and $50 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During 2020, we opened 1,000 new stores and remodeled or relocated 1,780 stores.

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

Capital expenditures during 2021 are projected to be in the range of $1.05 billion to $1.15 billion. We anticipate funding 2021 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional senior notes and CP Notes. We plan to continue to invest in store growth and development of approximately 1,050 new stores and approximately 1,850 stores to be remodeled or relocated. Capital expenditures in 2021 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. In 2020, net proceeds from the issuance of the 2030 Senior Notes and 2050 Senior Notes totaled $1.5 billion, net commercial paper borrowings decreased by $425.2 million, and borrowings and repayments under the Revolving Facility were $300.0 million each. We repurchased 12.3 million shares of our common stock at a total cost of $2.5 billion and paid cash dividends of $355.9 million.

In 2019, we had a net increase in consolidated commercial paper borrowings of $58.3 million and had no borrowings or repayments under the Revolving Facility. We repurchased 8.3 million outstanding shares of our common stock in 2019 at a total cost of $1.2 billion and paid cash dividends of $327.6 million.

In 2018, we had net proceeds from the issuance of the 2028 Senior Notes of $499.5 million, redeemed the 2018 Senior Notes for $400.0 million, and made a voluntary prepayment of our senior unsecured term loan facility of $175.0 million. We had a net decrease in consolidated commercial paper borrowings in 2018 of $63.3 million and had no borrowings or repayments under the Revolving Facility. We repurchased 9.9 million outstanding shares of our common stock in 2018 at a total cost of $1.0 billion and paid cash dividends of $306.5 million.

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

We perform physical inventories in virtually all of our stores on an annual basis. Due to the COVID-19 pandemic, we were unable to perform physical inventories in our stores from mid-March through mid-May in 2020, which prevented us from completing all of our planned store physical inventories in 2020, the effect of which was immaterial. We calculate our shrink provision based on actual physical inventory results during the fiscal period and an accrual for estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales at each retail store, at a department level, based on the store’s most recent historical shrink rate. To the extent that subsequent physical inventories yield different results than the estimated accrual, our effective shrink rate for a given reporting period will include the impact of adjusting to the actual results.

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

Insurance Liabilities. We retain a significant portion of the risk for our workers’ compensation, employee health, general liability, property loss, automobile and certain third-party landlord claim exposures. These represent significant costs primarily due to our large employee base and number of stores. Provisions are made for these liabilities on an undiscounted basis. Certain of these liabilities are based on actual claim data and estimates of incurred but not reported claims developed using actuarial methodologies based on historical claim trends, which have been and are anticipated to continue to be materially accurate. If future claim trends deviate from recent historical patterns, or other unanticipated events affect the number and significance of future claims, we may be required to record additional expenses or expense reductions, which could be material to our future financial results.

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

Lease Accounting. We adopted new accounting guidance related to leases as of February 2, 2019, using the modified retrospective approach. Lease liabilities are recorded at a discount based upon our estimated collateralized incremental borrowing rate which involves significant judgments and estimates. Factors incorporated into the calculation of lease discount rates include the valuations and yields of our senior notes, their credit spread over comparable U.S. Treasury rates, and an index of the credit spreads for all North American investment grade companies by rating. To determine an indicative secured rate, we use the estimated credit spread improvement that would result from an upgrade of one ratings classification by tenor. Many of our stores are subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of up to 15 years with multiple renewal options. We also have stores subject to shorter-term leases and many of these leases have renewal options. We record single lease expense on a straight-line basis over the lease term including any option periods that are reasonably certain to be renewed, commencing on the date that we take physical possession of the property from the landlord. Tenant allowances, to the extent received, are recorded as a reduction of the right of use asset. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

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

Interest Rate Risk

We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. In recent years, our principal interest rate exposure has been from outstanding borrowings under our Revolving Facility as well as our commercial paper program. As of January 29, 2021, we had no consolidated borrowings under our commercial paper program and no borrowings outstanding under our Revolving Facility. In order to mitigate a portion of the variable rate interest exposure under the credit facilities, in prior years we have entered into various interest rate swaps. As of January 29, 2021, no such interest rate swaps were outstanding and, as a result, we will have exposure to fluctuations in variable interest rates for any future amounts borrowed under the Revolving Facility and our commercial paper program. For a detailed discussion of our Revolving Facility and our commercial paper program, see Note 5 to the consolidated financial statements.

At January 29, 2021, our primary interest rate exposure was from changes in interest rates on our variable rate investment holdings, which were classified as cash and cash equivalents in our consolidated financial statements. The increase in cash and cash equivalents was driven primarily by our issuance of $1.5 billion of senior unsecured notes during the first quarter of 2020 as we sought to strengthen liquidity as a result of the continued uncertainty generated by the COVID-19 pandemic. Based on our variable rate cash investment balance of $1.1 billion at January 29, 2021, the annualized effect of a 0.1 percentage point decrease in interest rates would have resulted in a pre-tax reduction of our earnings and cash flows of approximately $1.1 million in 2020.

At January 31, 2020, our primary interest rate exposure was from changes in interest rates on our variable interest rate debt. A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows. Based on our variable rate borrowing levels as of January 31, 2020, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $4.3 million in 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries (the Company) as of January 29, 2021 and January 31, 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 29, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2021 and January 31, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 19, 2021, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Estimate of Workers’ Compensation and General Liability Reserves

Description of the Matter

The Company records expenses and reserves for workers’ compensation matters related to alleged work-related employee accidents and injuries, as well as general liability matters related to alleged non-employee incidents and injuries. At January 29, 2021, the Company’s reserves for self-insurance risks were $245.1 million, which includes workers’ compensation and general liability reserves. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk related to its workers’ compensation and general liability exposures. Accordingly, provisions are recorded for the Company’s estimates of such losses. The undiscounted future claim costs for the workers’ compensation and general liability exposures are estimated using actuarial methods.

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

Nashville, Tennessee

March 19, 2021

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 29,	January 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,376,577	$240,320
Merchandise inventories	5,247,477	4,676,848
Income taxes receivable	90,760	76,537
Prepaid expenses and other current assets	199,405	184,163
Total current assets	6,914,219	5,177,868
Net property and equipment	3,899,997	3,278,359
Operating lease assets	9,473,330	8,796,183
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,870	1,200,006
Other assets, net	36,619	34,079
Total assets	$25,862,624	$22,825,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$1,074,079	$964,805
Accounts payable	3,614,089	2,860,682
Accrued expenses and other	1,006,552	709,156
Income taxes payable	16,063	8,362
Total current liabilities	5,710,783	4,543,005
Long-term obligations	4,130,975	2,911,993
Long-term operating lease liabilities	8,385,388	7,819,683
Deferred income taxes	710,549	675,227
Other liabilities	263,691	172,676
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 240,785 and 251,936 shares issued and outstanding at January 29, 2021 and January 31, 2020, respectively	210,687	220,444
Additional paid-in capital	3,446,612	3,322,531
Retained earnings	3,006,102	3,162,660
Accumulated other comprehensive loss	(2,163)	(3,135)
Total shareholders’ equity	6,661,238	6,702,500
Total liabilities and shareholders' equity	$25,862,624	$22,825,084

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Net sales	$33,746,839	$27,753,973	$25,625,043
Cost of goods sold	23,027,977	19,264,912	17,821,173
Gross profit	10,718,862	8,489,061	7,803,870
Selling, general and administrative expenses	7,164,097	6,186,757	5,687,564
Operating profit	3,554,765	2,302,304	2,116,306
Interest expense	150,385	100,574	99,871
Other (income) expense	—	—	1,019
Income before income taxes	3,404,380	2,201,730	2,015,416
Income tax expense	749,330	489,175	425,944
Net income	$2,655,050	$1,712,555	$1,589,472
Earnings per share:
Basic	$10.70	$6.68	$5.99
Diluted	$10.62	$6.64	$5.97
Weighted average shares outstanding:
Basic	248,171	256,553	265,155
Diluted	250,076	258,053	266,105

Dividends per share	$1.44	$1.28	$1.16

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Net income	$2,655,050	$1,712,555	$1,589,472
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $346, $345 and $344, respectively	972	973	974
Comprehensive income	$2,656,022	$1,713,528	$1,590,446

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, February 2, 2018	268,733	$235,141	$3,196,462	$2,698,352	$(4,181)	$6,125,774
Net income	—	—	—	1,589,472	—	1,589,472
Dividends paid, $1.16 per common share	—	—	—	(306,562)	—	(306,562)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	974	974
Share-based compensation expense	—	—	40,879	—	—	40,879
Repurchases of common stock	(9,891)	(8,655)	—	(998,839)	—	(1,007,494)
Transition adjustment upon adoption of accounting standard (see Note 1)	—	—	—	(41,316)	—	(41,316)
Other equity and related transactions	669	586	15,080	—	—	15,666
Balances, February 1, 2019	259,511	$227,072	$3,252,421	$2,941,107	$(3,207)	$6,417,393
Net income	—	—	—	1,712,555	—	1,712,555
Dividends paid, $1.28 per common share	—	—	—	(327,578)	—	(327,578)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	973	973
Share-based compensation expense	—	—	48,589	—	—	48,589
Repurchases of common stock	(8,252)	(7,221)	—	(1,193,155)	—	(1,200,376)
Transition adjustment upon adoption of accounting standard (see Note 1)	—	—	—	28,830	—	28,830
Other equity and related transactions	677	593	21,521	901	(901)	22,114
Balances, January 31, 2020	251,936	$220,444	$3,322,531	$3,162,660	$(3,135)	$6,702,500
Net income	—	—	—	2,655,050	—	2,655,050
Dividends paid, $1.44 per common share	—	—	—	(355,934)	—	(355,934)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	972	972
Share-based compensation expense	—	—	68,609	—	—	68,609
Repurchases of common stock	(12,297)	(10,760)	—	(2,455,674)	—	(2,466,434)
Other equity and related transactions	1,146	1,003	55,472	—	—	56,475
Balances, January 29, 2021	240,785	$210,687	$3,446,612	$3,006,102	$(2,163)	$6,661,238

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Cash flows from operating activities:
Net income	$2,655,050	$1,712,555	$1,589,472
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	574,237	504,804	454,134
Deferred income taxes	34,976	55,407	52,325
Noncash share-based compensation	68,609	48,589	40,879
Other noncash (gains) and losses	11,570	8,293	42,870
Change in operating assets and liabilities:
Merchandise inventories	(575,827)	(578,783)	(521,342)
Prepaid expenses and other current assets	(16,516)	(14,453)	(12,097)
Accounts payable	745,596	428,627	375,214
Accrued expenses and other liabilities	388,597	100,322	65,857
Income taxes	(6,522)	(20,404)	56,390
Other	(3,611)	(6,959)	(152)
Net cash provided by (used in) operating activities	3,876,159	2,237,998	2,143,550
Cash flows from investing activities:
Purchases of property and equipment	(1,027,963)	(784,843)	(734,380)
Proceeds from sales of property and equipment	3,053	2,358	2,777
Net cash provided by (used in) investing activities	(1,024,910)	(782,485)	(731,603)
Cash flows from financing activities:
Issuance of long-term obligations	1,494,315	—	499,495
Repayments of long-term obligations	(4,640)	(1,465)	(577,321)
Net increase (decrease) in commercial paper outstanding	(425,200)	58,300	(63,300)
Borrowings under revolving credit facilities	300,000	—	—
Repayments of borrowings under revolving credit facilities	(300,000)	—	—
Costs associated with issuance of debt	(13,574)	(1,675)	(4,384)
Repurchases of common stock	(2,466,434)	(1,200,376)	(1,007,494)
Payments of cash dividends	(355,926)	(327,568)	(306,523)
Other equity and related transactions	56,467	22,104	15,626
Net cash provided by (used in) financing activities	(1,714,992)	(1,450,680)	(1,443,901)
Net increase (decrease) in cash and cash equivalents	1,136,257	4,833	(31,954)
Cash and cash equivalents, beginning of period	240,320	235,487	267,441
Cash and cash equivalents, end of period	$1,376,577	$240,320	$235,487
Supplemental cash flow information:
Cash paid for:
Interest	$128,211	$100,033	$98,012
Income taxes	$721,570	$457,119	$313,457
Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$1,721,530	$1,705,988
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$118,059	$110,248	$63,662

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2020, 2019, and 2018, which represent fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, respectively. The Company’s 2020, 2019 and 2018 accounting periods were each comprised of 52 weeks. The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

The Company sells general merchandise on a retail basis through 17,177 stores (as of January 29, 2021) in 46 states with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. As of January 29, 2021, the Company operated 16 distribution centers for non-refrigerated products, nine cold storage distribution centers, and one combination distribution center which has both refrigerated and non-refrigerated products. The Company leases 12 of these facilities and the remainder are owned.

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

Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $125.3 million and $101.9 million at January 29, 2021 and January 31, 2020, respectively.

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

The excess of current cost over LIFO cost was approximately $115.9 million and $110.7 million at January 29, 2021 and January 31, 2020, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision (benefit) of $5.1 million in 2020, $7.0 million in 2019, and $25.2 million in 2018, which is included in cost of goods sold in the consolidated statements of income.

The Company purchases its merchandise from a wide variety of suppliers. The Company’s three largest suppliers accounted for approximately 9%, 8%, and 8%, respectively, of the Company’s purchases in 2020.

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

Property and equipment

Property and equipment acquired is recorded at cost. The Company records depreciation and amortization on a straight-line basis over the assets’ estimated useful lives. Amounts included in the Company’s property and equipment balances and their estimated lives are summarized as follows:

				January 29,	January 31,
(In thousands)	Life			2021	2020
Land	Indefinite			$224,628	$220,228
Land improvements		20		93,169	86,636
Buildings	39	-	40	1,329,309	1,290,673
Leasehold improvements		(a)		782,858	656,234
Furniture, fixtures and equipment	3	-	10	4,487,665	3,782,016
Construction in progress				183,593	62,183
Right of use assets - finance leases	Various			163,108	—
				7,264,330	6,097,970
Less accumulated depreciation and amortization				3,364,333	2,819,611
Net property and equipment				$3,899,997	$3,278,359

(a) Depreciated over the lesser of the life of the applicable lease term or the estimated useful life of the asset.

Depreciation and amortization expense related to property and equipment was approximately $569.3 million, $500.4 million and $454.1 million for 2020, 2019 and 2018, respectively. Interest on borrowed funds during the construction of property and equipment is capitalized where applicable. Interest costs of less than $0.1 million, $2.7 million, and $3.7 million were capitalized in 2020, 2019 and 2018, respectively.

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

The Company recorded impairment charges included in SG&A expense of approximately $2.7 million in 2020, $3.6 million in 2019 and $4.1 million in 2018, to reduce the carrying value of certain of its stores’ assets. Such action was deemed necessary based on the Company’s evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in the carrying value of the assets exceeding the estimated undiscounted future cash flows generated by the assets at these locations.

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

In accordance with accounting standards for goodwill and indefinite-lived intangible assets, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill or an indefinite-lived intangible asset is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test. If the results of such test indicate impairment, the associated assets must be written down to fair value as described in further detail below.

The quantitative goodwill impairment test requires management to make judgments in determining what assumptions to use in the calculation. The process consists of comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, management would then determine if the difference between the carrying amount and fair value is greater than the carrying amount of goodwill allocated to the reporting unit. If it is, the impairment recognized would be equal to the total carrying amount of goodwill allocated to the reporting unit, and if not, impairment would be recognized equal to the difference between the carrying amount of the reporting unit and its fair value.

The quantitative impairment test for intangible assets compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The Company’s goodwill balance has an indefinite life and is not expected to be deductible for tax purposes. Substantially all of the Company’s other intangible assets are its trade names and trademarks which have an indefinite life.

Other assets

Noncurrent Other assets consist primarily of qualifying prepaid expenses for maintenance, beer and wine licenses, and utility, security and other deposits.

Accrued expenses and other liabilities

Accrued expenses and other consist of the following:

	January 29,	January 31,
(In thousands)	2021	2020
Compensation and benefits	$269,032	$135,492
Self-insurance reserves	110,321	109,291
Taxes (other than taxes on income)	318,552	192,656
Other	308,647	271,717
	$1,006,552	$709,156

Included in other accrued expenses are liabilities for freight expense, interest, utilities, maintenance and legal settlements.

Insurance liabilities

The Company retains a significant portion of risk for its workers’ compensation, employee health, general liability, property, automobile, and certain third-party landlord general liability claim exposures. Accordingly, provisions are made for the Company’s estimates of such risks which are recorded as self-insurance reserves pursuant to Company policy. The undiscounted future claim costs for the workers’ compensation, general liability, landlord liability, and health claim risks are derived using actuarial methods which are sensitive to significant assumptions such as loss development factors, trend factors, pure loss rates, and projected claim counts. To the extent that subsequent claim costs vary from the Company’s estimates, future results of operations will be affected as the reserves are adjusted.

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

For years prior to 2019, rent expense was recognized over the term of the lease. The Company recorded minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company took physical possession of the property from the landlord. When a lease contained a predetermined fixed escalation of the minimum rent, the Company recognized the related rent expense on a straight-line basis and recorded the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, were recorded as deferred incentive rent and were amortized as a reduction to rent expense over the term of the lease. The difference between the calculated expense and the amounts paid result in a liability which was classified in other long-term liabilities in the consolidated balance sheet.

Other liabilities

	January 29,	January 31,
(In thousands)	2021	2020
Self-insurance reserves	$134,765	$131,281
Payroll tax liabilities	81,488	—
Other	47,438	41,395
	$263,691	$172,676

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

The Company recognizes gift card sales revenue at the time of redemption. The liability for gift cards is established for the cash value at the time of purchase of the gift card. The liability for outstanding gift cards was approximately $8.2 million and $6.0 million at January 29, 2021 and January 31, 2020, respectively, and is recorded in Accrued expenses and other liabilities. Estimated breakage revenue, a percentage of gift cards that will never be redeemed based on historical redemption rates, is recognized over time in proportion to actual gift card redemptions.

The Company recorded breakage revenue of $1.3 million, $1.0 million and $0.8 million in 2020, 2019 and 2018, respectively.

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected in SG&A expenses net of earned cooperative advertising amounts provided by vendors which are specific, incremental and otherwise qualifying expenses related to the promotion or sale of vendor products for dollar amounts up to but not exceeding actual incremental costs. Advertising costs were $107.4 million, $91.0 million and $70.5 million in 2020, 2019 and 2018, respectively. These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, and in-store signage. Vendor funding for cooperative advertising offset reported expenses by $33.4 million, $34.7 million and $35.0 million in 2020, 2019 and 2018, respectively.

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

The fair value of each option grant is separately estimated and amortized into compensation expense on a straight-line basis between the applicable grant date and each vesting date. The Company has estimated the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive to variation in the determination of compensation expense.

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

Also in August 2018, the FASB issued guidance related to the disclosure requirements for fair value measurement. This guidance added, modified, and removed certain disclosure requirements related to assets and liabilities recorded at fair value. The majority of this guidance pertains to assets and liabilities classified in Level 3 of the fair value hierarchy, and the Company has no such assets or liabilities. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. The adoption of this guidance did not affect the Company’s consolidated results of operations, financial position or cash flows.

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

The Company adopted new accounting guidance related to leases as of February 2, 2019. The cumulative effect of applying the standard resulted in an adjustment to retained earnings of $28.8 million at February 2, 2019, primarily for the elimination of deferred gain on a prior sale-leaseback transaction. Because the standard was adopted under the modified retrospective approach, it did not impact the Company’s historical consolidated net income or cash flows.

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

2.Earnings per share

Earnings per share is computed as follows (in thousands except per share data):

	2020
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$2,655,050	248,171	$10.70
Effect of dilutive share-based awards		1,905
Diluted earnings per share	$2,655,050	250,076	$10.62

	2019
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,712,555	256,553	$6.68
Effect of dilutive share-based awards		1,500
Diluted earnings per share	$1,712,555	258,053	$6.64

	2018
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,589,472	265,155	$5.99
Effect of dilutive share-based awards		950
Diluted earnings per share	$1,589,472	266,105	$5.97

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 0.2 million, 0.3 million and 0.8 million in 2020, 2019 and 2018, respectively.

3.Income taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2020	2019	2018
Current:
Federal	$614,207	$368,451	$320,361
Foreign	127	102	159
State	100,002	65,215	53,091
	714,336	433,768	373,611
Deferred:
Federal	32,433	45,966	48,262
Foreign	(104)	(15)	(38)
State	2,665	9,456	4,109
	34,994	55,407	52,333
	$749,330	$489,175	$425,944

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2020		2019		2018
U.S. federal statutory rate on earnings before income taxes	$714,920	21.0%	$462,364	21.0%	$423,237	21.0%
State income taxes, net of federal income tax benefit	81,117	2.4	60,936	2.8	44,584	2.2
Jobs credits, net of federal income taxes	(27,479)	(0.8)	(27,768)	(1.3)	(27,506)	(1.4)
Other, net	(19,228)	(0.6)	(6,357)	(0.3)	(14,371)	(0.7)
	$749,330	22.0%	$489,175	22.2%	$425,944	21.1%

The effective income tax rate for 2020 was 22.0% compared to a rate of 22.2% for 2019 which represents a net decrease of 0.2 percentage points. The effective income tax rate was lower in 2020 primarily due to increased tax benefits associated with share-based compensation and a larger income tax rate benefit from state taxes offset by a lower income tax rate benefit from federal income tax credits due primarily to higher pre-tax earnings in 2020 compared to 2019.

The effective income tax rate for 2019 was 22.2% compared to a rate of 21.1% for 2018 which represents a net increase of 1.1 percentage points. The effective income tax rate was higher in 2019 primarily due to an increase in income taxes resulting from changes in state income tax laws and federal and state income tax benefits arising from the Tax Cuts and Jobs Act in 2018 that did not reoccur in 2019.

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 29,	January 31,
(In thousands)	2021	2020
Deferred tax assets:
Deferred compensation expense	$9,161	$7,556
Accrued expenses	52,195	16,788
Accrued rent	650	401
Lease liabilities	2,459,976	2,167,780
Accrued insurance	6,550	5,895
Accrued incentive compensation	46,083	16,721
Share based compensation	19,495	16,321
Interest rate hedges	730	1,076
Tax benefit of income tax and interest reserves related to uncertain tax positions	189	164
Other	6,823	3,702
State tax net operating loss carry forwards, net of federal tax	804	555
State tax credit carry forwards, net of federal tax	6,619	7,534
	2,609,275	2,244,493
Less valuation allowances, net of federal income taxes	(4,077)	(4,077)
Total deferred tax assets	2,605,198	2,240,416
Deferred tax liabilities:
Property and equipment	(481,279)	(389,080)
Lease assets	(2,433,195)	(2,143,996)
Inventories	(74,985)	(59,075)
Trademarks	(312,258)	(310,862)
Prepaid insurance	(13,532)	(11,933)
Other	(498)	(697)
Total deferred tax liabilities	(3,315,747)	(2,915,643)
Net deferred tax liabilities	$(710,549)	$(675,227)

The Company has state tax credit carryforwards of approximately $6.6 million (net of federal benefit) that will expire beginning in 2022 through 2028 and the Company has approximately $20.9 million of state apportioned net operating loss carryforwards, which will begin to expire in 2032 and will continue through 2039.

The Company established a valuation allowance for the state tax credit carryforwards, in the amount of $4.4 million (net of federal benefit) increasing income tax expense in 2017. In 2019, the Company updated its projections, releasing $0.4 million of valuation allowance (net of federal benefit). Management continues to believe that results from operations will not generate sufficient taxable income to realize the remaining state tax credits before they expire, and therefore made no adjustment to the valuation allowance in 2020.

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

As of January 29, 2021, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $7.5 million, $0.5 million and $0.0 million, respectively, for a total of $8.0 million. As of January 31, 2020, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $5.1 million, $0.4 million and $0.0 million, respectively, for a total of $5.5 million. These totals are reflected in noncurrent Other liabilities in the consolidated balance sheets.

The Company’s reserve for uncertain tax positions is expected to be reduced by $3.4 million in the coming twelve months as a result of expiring statutes of limitations. As of January 29, 2021 and January 31, 2020, approximately $7.5 million and $5.1 million, respectively, of the uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The amounts associated with uncertain tax positions included in income tax expense consists of the following:

(In thousands)	2020	2019	2018
Income tax expense (benefit)	$2,411	$130	$3,919
Income tax related interest expense (benefit)	104	(406)	133
Income tax related penalty expense (benefit)	—	(882)	33

A reconciliation of the uncertain income tax positions from February 3, 2018 through January 29, 2021 is as follows:

(In thousands)	2020	2019	2018
Beginning balance	$5,090	$4,960	$1,041
Increases—tax positions taken in the current year	—	—	95
Increases—tax positions taken in prior years	3,857	1,239	3,914
Decreases—tax positions taken in prior years	(1,445)	(1,109)	—
Statute expirations	—	—	—
Settlements	—	—	(90)
Ending balance	$7,502	$5,090	$4,960

4.Leases

As of January 29, 2021, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Many of the Company’s store locations are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of up to 15 years. The Company does not control build-to-suit properties during the construction period. Store locations not subject to build-to-suit arrangements are typically shorter-term leases. Certain of the Company’s leased store locations have variable payments based upon actual costs of common area maintenance, real estate taxes and property and liability insurance. In addition, some of the Company’s leased store locations have provisions for variable payments based upon a specified percentage of defined sales volume. The Company’s lease agreements generally do not contain material restrictive covenants.

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

Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheet. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the consolidated balance sheet. At January 29, 2021, the weighted-average remaining lease term for the Company’s leases was 9.9 years, and the weighted average discount rate was 3.9%. For 2020 and 2019, operating lease cost of $1.38 billion and $1.27 billion, respectively, were reflected as selling, general and administrative expenses in the consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities of $1.39 billion and $1.28 billion, respectively, were reflected in cash flows from operating activities in the consolidated statement of cash flows for 2020 and 2019.

The scheduled maturity of the Company’s operating lease liabilities is as follows:

(In thousands)
2021	$1,419,082
2022	1,366,883
2023	1,305,624
2024	1,231,261
2025	1,106,494
Thereafter	4,936,773
Total lease payments (a)	11,366,117
Less imputed interest	(1,906,650)
Present value of lease liabilities	$9,459,467
a)	Excludes approximately $0.7 billion of legally binding minimum lease payments for leases signed which have not yet commenced.

Rent expense under all operating leases in 2018, prior to the adoption of current lease accounting guidance, included minimum rentals of $1.15 billion and contingent rentals of $4.7 million.

5.Current and long-term obligations

Consolidated current and long-term obligations consist of the following:

	January 29,	January 31,
(In thousands)	2021	2020
Revolving Facility	$—	$—
3.250% Senior Notes due April 15, 2023 (net of discount of $583 and $837)	899,417	899,163
4.150% Senior Notes due November 1, 2025 (net of discount of $412 and $489)	499,588	499,511
3.875% Senior Notes due April 15, 2027 (net of discount of $294 and $336)	599,706	599,664
4.125% Senior Notes due May 1, 2028 (net of discount of $383 and $428)	499,617	499,572
3.500% Senior Notes due April 3, 2030 (net of discount of $623)	999,377	—
4.125% Senior Notes due April 3, 2050 (net of discount of $4,945)	495,055	—
Unsecured commercial paper notes	—	425,200
Other	164,365	4,895
Debt issuance costs, net	(26,150)	(16,012)
	$4,130,975	$2,911,993

At January 29, 2021, the Company maintained a $1.25 billion senior unsecured revolving credit facility (the “Revolving Facility”) that provides for the issuance of letters of credit up to $175.0 million and is scheduled to mature on September 10, 2024.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of January 29, 2021 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of January 29, 2021, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of January 29, 2021, the Company was in compliance with all such covenants. The Revolving Facility also contains customary events of default.

On June 11, 2018, the Company voluntarily prepaid the entire $175.0 million outstanding balance of its senior unsecured term loan facility and recognized an associated loss of $1.0 million which is reflected in Other (income) expense in the consolidated statement of income for the year ended February 1, 2019.

As of January 29, 2021, the Company had no outstanding borrowings, outstanding letters of credit of $3.5 million, and borrowing availability of $1.25 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.07 billion. In addition, the Company had outstanding letters of credit of $77.7 million which were issued pursuant to separate agreements.

As of January 29, 2021, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of January 29, 2021, the Company’s consolidated balance sheet reflected no outstanding CP Notes. CP Notes totaling $181.0 million were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the consolidated balance sheet.

On April 3, 2020, the Company issued $1.0 billion aggregate principal amount of 3.5% senior notes due 2030 (the “2030 Senior Notes”), net of discount of $0.7 million, and $500.0 million aggregate principal amount of 4.125% senior notes due 2050 (the “2050 Senior Notes”), net of discount of $5.0 million. The 2030 Senior Notes are scheduled to mature on April 3, 2030 and the 2050 Senior Notes are scheduled to mature on April 3, 2050. Interest on the 2030 Senior Notes and the 2050 Senior Notes is payable in cash on April 3 and October 3 of each year. The Company incurred $13.6 million of debt issuance costs associated with the issuance of the 2030 Senior Notes and the 2050 Senior Notes.

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

Collectively, the Company’s Senior Notes due 2023, 2025, 2027, 2028, 2030 and 2050 comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). The Company may redeem some or all of its Senior Notes at any time at redemption prices set forth in the Senior Indenture. Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

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

Scheduled debt maturities at January 29, 2021 for the Company’s fiscal years listed below are as follows (in thousands): 2021 - $4,127; 2022 - $7,201; 2023 - $906,564; 2024 - $6,759; 2025 - $506,963; thereafter - $2,732,751.

6.Assets and liabilities measured at fair value

The following table presents the Company’s assets and liabilities required to be measured at fair value as of January 29, 2021, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	January 29,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2021
Liabilities:
Long-term obligations (a)	$4,541,894	$164,365	$—	$4,706,259
Deferred compensation (b)	34,800	—	—	34,800
(a)	Included in the consolidated balance sheet at book value as Long-term obligations of $4,130,975.
(b)	Reflected at fair value in the consolidated balance sheet as a component of Accrued expenses and other current liabilities of $2,654 and a component of noncurrent Other liabilities of $32,146.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of January 29, 2021.

7.Commitments and contingencies

Legal proceedings

From time to time, the Company is a party to various legal matters in the ordinary course of its business, including actions by employees, consumers, suppliers, government agencies, or others. The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made. In 2019, the Company recorded an accrual of $31.0 million for losses the Company believes are both probable and reasonably estimable relating to certified class actions and associated matters, including the matters discussed below under Consumer/Product Litigation.

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

On August 20, 2018, plaintiffs in the Motor Oil MDL moved to certify two nationwide classes relating to their claims of alleged unjust enrichment and breach of implied warranties. In addition, plaintiffs moved to certify a multi-state class relating to their claims of breach of implied warranties and multiple statewide classes relating to alleged unfair trade practices/consumer fraud, unjust enrichment and breach of implied warranty claims. The Company opposed the plaintiffs’ certification motion. On March 21, 2019, the court granted the plaintiffs’ certification motion as to 16 statewide classes regarding claims of unjust enrichment and 16 statewide classes regarding state consumer protection laws. Subsequently, the court certified an additional class, bringing the total to 17 statewide classes. The court denied plaintiffs’ certification motion in all other respects. On June 25, 2019, the United States Court of Appeals for the Eighth Circuit granted the Company’s Petition to Appeal the lower court’s certification rulings. The Company’s appeal remains pending.

The parties have reached an agreement, which was submitted to the court for preliminary approval on February 5, 2021, to resolve the Motor Oil MDL for an amount that is immaterial to the Company’s consolidated financial statements as a whole. The final fairness hearing is scheduled for June 22, 2021. At this time, although probable, it is not certain that the court will grant final approval to the settlement.

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

The parties have reached an agreement in principle to resolve the New Mexico Motor Oil Matter for an amount that is immaterial to the Company’s consolidated financial statements as a whole.

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

A participant’s right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2020, 2019 and 2018, the Company expensed approximately $30.1 million, $25.0 million and $20.2 million, respectively, for matching contributions.

The Company also has a compensation deferral plan (“CDP”) and a nonqualified supplemental retirement plan (“SERP”), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and other key employees. The Company incurred compensation expense for these plans of approximately $0.9 million in 2020, $0.8 million in 2019 and $0.7 million in 2018.

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

On July 6, 2007, the Company’s Board of Directors adopted the 2007 Stock Incentive Plan, which was subsequently amended and restated on several occasions (as so amended and restated, the “Plan”). The Plan allows the granting of stock options, stock appreciation rights, and other stock-based awards or dividend equivalent rights to key employees, directors, consultants or other persons having a service relationship with the Company, its subsidiaries and certain of its affiliates. The number of shares of Company common stock authorized for grant under the Plan is 31,142,858.

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

The weighted average for key assumptions used in determining the fair value of all stock options granted in the years ended January 29, 2021, January 31, 2020, and February 1, 2019, and a summary of the methodology applied to develop each assumption, are as follows:

	January 29,	January 31,	February 1,
	2021	2020	2019
Expected dividend yield	0.9%	1.1%	1.2%
Expected stock price volatility	26.4%	25.3%	25.0%
Weighted average risk-free interest rate	0.7%	2.3%	2.7%
Expected term of options (years)	5.2	6.2	6.3

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

A summary of the Company’s stock option activity during the year ended January 29, 2021 is as follows:

		Average	Remaining
	Options	Exercise	Contractual	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Price	Term in Years	Value
Balance, January 31, 2020	3,319,719	$85.34
Granted	673,030	157.19
Exercised	(960,890)	73.19
Canceled	(120,319)	115.92
Balance, January 29, 2021	2,911,540	$104.69	7.0	$262,156
Exercisable at January 29, 2021	1,330,225	$82.04	5.6	$149,743

The weighted average grant date fair value per share of options granted was $34.60, $30.67 and $24.37 during 2020, 2019 and 2018, respectively. The intrinsic value of options exercised during 2020, 2019 and 2018, was $116.1 million, $26.6 million and $15.4 million, respectively.

The number of performance share unit awards earned is based upon the Company’s financial performance as specified in the award agreement. A summary of performance share unit award activity during the year ended January 29, 2021 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, January 31, 2020	217,448
Granted	240,114
Converted to common stock	(73,227)
Canceled	(17,282)
Balance, January 29, 2021	367,053	$71,432

All performance share unit awards at January 29, 2021 are unvested, and the number of such awards which will ultimately vest will be based in part on the Company’s financial performance in future years. The weighted average grant date fair value per share of performance share units granted was $154.53, $117.13 and $92.98 during 2020, 2019 and 2018, respectively.

A summary of restricted stock unit award activity during the year ended January 29, 2021 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, January 31, 2020	418,669
Granted	190,156
Converted to common stock	(201,934)
Canceled	(37,020)
Balance, January 29, 2021	369,871	$71,981

The weighted average grant date fair value per share of restricted stock units granted was $155.73, $117.20 and $93.16 during 2020, 2019 and 2018, respectively.

At January 29, 2021, the total unrecognized compensation cost related to unvested stock-based awards was $88.9 million with an expected weighted average expense recognition period of 1.9 years.

The fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in income before and net of income taxes as follows:

	Stock	Performance	Restricted
(In thousands)	Options	Share Units	Stock Units	Total
Year ended January 29, 2021
Pre-tax	$19,933	$27,388	$21,288	$68,609
Net of tax	$14,730	$20,240	$15,732	$50,702
Year ended January 31, 2020
Pre-tax	$16,128	$13,343	$19,118	$48,589
Net of tax	$12,080	$9,994	$14,319	$36,393
Year ended February 1, 2019
Pre-tax	$14,556	$8,597	$17,726	$40,879
Net of tax	$10,902	$6,439	$13,277	$30,618

10.Segment reporting

The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company’s business. As of January 29, 2021, all of the Company’s operations were located within the United States with the exception of certain product sourcing operations, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(in thousands)	2020	2019	2018
Classes of similar products:
Consumables	$25,906,685	$21,635,890	$19,865,086
Seasonal	4,083,650	3,258,874	3,050,282
Home products	2,209,950	1,611,899	1,506,054
Apparel	1,546,554	1,247,310	1,203,621
Net sales	$33,746,839	$27,753,973	$25,625,043

11.Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. On March 17, 2021, the Company’s Board of Directors authorized a $2.0 billion increase to the existing common stock repurchase program, bringing the cumulative total authorized under the program since its inception to $12.0 billion. The repurchase authorization has no expiration date and allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings including under the Company’s Revolving Facility and issuance of CP Notes discussed in further detail in Note 5.

During the years ended January 29, 2021, January 31, 2020, and February 1, 2019, the Company repurchased approximately 12.3 million shares of its common stock at a total cost of $2.5 billion, approximately 8.3 million shares of its common stock at a total cost of $1.2 billion, and approximately 9.9 million shares of its common stock at a total cost of $1.0 billion, respectively, pursuant to its common stock repurchase program.

The Company paid quarterly cash dividends of $0.36 per share in 2020. On March 16, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.42 per share, which is payable on or before April 20, 2021 to shareholders of record on April 6, 2021. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

12.Quarterly financial data (unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended January 29, 2021 and January 31, 2020. Each quarterly period listed below was a 13-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter
2020:
Net sales	$8,448,449	$8,684,241	$8,199,625	$8,414,524
Gross profit	2,595,692	2,818,235	2,568,240	2,736,695
Operating profit	866,784	1,042,627	773,130	872,224
Net income	650,446	787,601	574,260	642,743
Basic earnings per share	2.58	3.15	2.32	2.64
Diluted earnings per share	2.56	3.12	2.31	2.62

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter
2019:
Net sales	$6,623,185	$6,981,753	$6,991,393	$7,157,642
Gross profit	2,002,276	2,148,936	2,065,086	2,272,763
Operating profit	512,237	577,775	491,417	720,875
Net income	385,013	426,555	365,550	535,437
Basic earnings per share	1.49	1.65	1.43	2.11
Diluted earnings per share	1.48	1.65	1.42	2.10

Approximately midway into the first quarter of 2020, the Company began seeing heightened demand from customers, particularly for consumable products, which continued in varying degrees throughout the balance of the year. As the first quarter of 2020 progressed, the Company experienced a significant increase in demand in many non-consumable products. This increased overall customer demand significantly benefited the Company’s results of operations, and in particular, net sales, gross profit, operating income and net income for each quarter of fiscal 2020. Although the Company incurred additional payroll related expenses, increased distribution and transportation costs, as well as other costs throughout fiscal 2020 to meet the significant customer demand and to protect the health and safety of employees and customers, these costs were more than offset by the incremental sales.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of January 29, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dollar General Corporation and subsidiaries’ internal control over financial reporting as of January 29, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dollar General Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated March 19, 2021, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

March 19, 2021

(d) Changes in Internal Control Over Financial Reporting. There have been no changes during the quarter ended January 29, 2021 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 16, 2021, the Company’s Compensation Committee (the “Committee”) approved the Company’s 2021 short-term incentive bonus program applicable to the Company’s named executive officers (“2021 Teamshare”) on the terms and subject to the conditions set forth in the Teamshare Incentive Program document attached hereto as Exhibit 10.33.

The Committee again selected adjusted EBIT as the Company-wide performance measure for 2021 Teamshare and established the target level of adjusted EBIT consistent with adjusted EBIT in the Company’s fiscal year 2021 financial plan previously approved by the Board of Directors. The Committee determined that adjusted EBIT shall mean the Company’s operating profit as calculated in accordance with United States generally accepted accounting principles, but shall exclude the impact of (a) any costs, fees and expenses directly related to the consideration, negotiation, preparation, or consummation of any asset sale, merger or other transaction that results in a Change in Control (within the meaning of the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan) of the Company or any offering of Company common stock or other security; (b) disaster-related charges; (c) any gains or losses associated with the Company’s LIFO computation; and (d) unless the Committee disallows any such item, (i) any unbudgeted loss which individually exceeds $1 million as a result of the resolution of a legal matter or (ii) any unplanned loss or gain which individually exceeds $1 million related to the implementation of accounting or tax legislative changes or changes in federal, state or local wage or benefit mandates, or (iii) any unplanned loss or gain which individually exceeds $1 million of a non-recurring nature, provided that the combined amount of (i), (ii) and (iii) equals or exceeds loss(es) or gain(s) of $10 million in the aggregate. The Committee established the threshold below which no bonus may be paid under 2021 Teamshare at 85% of the target level of the adjusted EBIT performance measure and the maximum above which no additional bonus may be paid at 130% of the target level of the adjusted EBIT performance measure. The amount of bonus paid to named executive officers will vary between 0% and 300% of the target bonus payment amount based on actual Company performance compared to target performance on a graduated scale, with performance at the target level resulting in 100% of the target bonus amount being earned, and if a named executive officer is determined to be eligible to receive a 2021 Teamshare bonus payout in accordance with the eligibility rules, adjustments to bonus payouts may be made upward or downward based upon individual performance or other factors as determined in the sole discretion of the Committee. The target percentage of base salary payout for 2021 Teamshare for Mr. Vasos, Mr. Owen, Mr. Garratt, Ms. R. Taylor and Mr. Wenkoff is 150%, 100%, 75%, 75% and 75%, respectively.

The foregoing description of 2021 Teamshare is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the filed Teamshare Incentive Program document attached hereto as Exhibit 10.33.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees is contained under the captions “Who are the nominees this year” and “Are there any family relationships between any of the directors, executive officers or nominees,” in each case under the heading “Proposal 1: Election of Directors” in our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders to be held on May 26, 2021 (the “2021 Proxy Statement”), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers,” which information under such caption is incorporated herein by reference.

(b) Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and Board members. This Code is posted on our Internet website at https://investor.dollargeneral.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to Dollar General Corporation, c/o Investor Relations Department, 100 Mission Ridge, Goodlettsville, TN 37072. We intend to provide any required disclosure of an amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at https://investor.dollargeneral.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

(c) Procedures for Shareholders to Recommend Director Nominees. There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors.

(d) Audit Committee Information. Information required by this Item 10 regarding our audit committee and our audit committee financial experts is contained under the captions “What other functions are performed by the Board’s Committees” and “Does an audit committee financial expert serve on the Audit Committee,” in each case under the heading “Corporate Governance” in the 2021 Proxy Statement, which information pertaining to the audit committee and its membership and audit committee financial experts under such captions is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation” in the 2021 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plan Information. The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of January 29, 2021:

Number of
securities remaining
available for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,786,370	$104.69	14,363,390
Equity compensation plans not approved by security holders	—	—	—
Total(1)	3,786,370	$104.69	14,363,390
(1)	Column (a) consists of shares of common stock issuable upon exercise of outstanding options and upon vesting and payment of outstanding restricted stock units, performance share units and deferred shares, including dividend equivalents accrued thereon, under the Amended and Restated 2007 Stock Incentive Plan. Restricted stock units, performance share units, deferred shares and dividend equivalents are settled for shares of common stock on a one-for-one basis and have no exercise price. Accordingly, they have been excluded for purposes of computing the weighted-average exercise price in column (b). Column (c) consists of shares remaining available for future grants pursuant to the Amended and Restated 2007 Stock Incentive Plan, whether in the form of options, stock appreciation rights, stock, restricted stock, restricted stock units, performance share units or other stock-based awards.

(b) Other Information. The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption “Security Ownership” in the 2021 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2021 Proxy Statement, which information under such caption is incorporated herein by reference.

The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2021 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2021 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Report of Independent Registered Public Accounting Firm	42
	Consolidated Balance Sheets	44
	Consolidated Statements of Income	45
	Consolidated Statements of Comprehensive Income	46
	Consolidated Statements of Shareholders’ Equity	47
	Consolidated Statements of Cash Flows	48
	Notes to Consolidated Financial Statements	49
(b)

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

(c)	Exhibits:

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 27, 2020) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2020, filed with the SEC on May 28, 2020 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective May 27, 2020) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2020, filed with the SEC on May 28, 2020 (file no. 001-11421))

4.1

Form of 3.250% Senior Notes due 2023 (included in Exhibit 4.8) (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated April 8, 2013, filed with the SEC on April 11, 2013 (file no. 001-11421))

4.2

Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.9) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.3

Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.10) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.4

Form of 4.125% Senior Notes due 2028 (included in Exhibit 4.11) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.5

Form of 3.500% Senior Notes due 2030 (included in Exhibit 4.12) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.6

Form of 4.125% Senior Notes due 2050 (included in Exhibit 4.13) (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.7

Indenture, dated as of July 12, 2012, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))

4.8

Fourth Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated April 8, 2013, filed with the SEC on April 11, 2013 (file no. 001-11421))

4.9

Fifth Supplemental Indenture, dated as of October 20, 2015, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.10

Sixth Supplemental Indenture, dated as of April 11, 2017, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.11

Seventh Supplemental Indenture, dated as of April 10, 2018, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.12

Eighth Supplemental Indenture, dated as of April 3, 2020, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.13

Ninth Supplemental Indenture, dated as of April 3, 2020, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.14

Amended and Restated Credit Agreement, dated as of September 10, 2019, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated September 10, 2019, filed with the SEC on September 13, 2019 (file no. 001-11421))

4.15	Material terms of outstanding securities registered under Section 12 of the Exchange Act of 1934 as required by Item 202(a)-(d) and (f) of Regulation S-K

10.1

Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (adopted November 30, 2016 and approved by shareholders on May 31, 2017) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016, filed with the SEC on December 1, 2016 (file no. 001-11421))*

10.2

Form of Stock Option Award Agreement (approved March 20, 2012) for annual awards beginning March 2012 and prior to March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))*

10.3

Form of Stock Option Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))*

10.4

Form of Stock Option Award Agreement (approved March 16, 2016) for annual awards beginning March 2016 and prior to March 2017 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.5

Form of Stock Option Award Agreement (approved March 22, 2017) for annual awards beginning March 2017 and prior to March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.6

Form of Stock Option Award Agreement (approved March 21, 2018) for annual awards beginning March 2018 and prior to March 2021 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.7

Form of Stock Option Award Agreement (approved March 16, 2021) for annual awards beginning March 2021 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan*

10.8

Form of Stock Option Award Agreement (approved August 26, 2014) for awards beginning December 2014 and prior to May 2016 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))*

10.9

Form of Stock Option Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to March 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))*

10.10

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to December 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.11

Form of Stock Option Award Agreement (approved December 5, 2017) for awards beginning December 2017 and prior to March 2021 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2017, filed with the SEC on December 7, 2017 (file no. 001-11421))*

10.12

Form of Stock Option Award Agreement (approved March 16, 2021) for awards beginning March 2021 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan*

10.13

Form of Performance Share Unit Award Agreement (approved March 21, 2018) for 2018 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.14

Form of Performance Share Unit Award Agreement (approved March 20, 2019) for 2019 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019, filed with the SEC on March 22, 2019 (file no. 001-11421))*

10.15

Form of Performance Share Unit Award Agreement (approved March 17, 2020) for 2020 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))*

10.16

Form of Performance Share Unit Award Agreement (approved March 16, 2021) for awards beginning March 2021 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan*

10.17

Form of Restricted Stock Unit Award Agreement (approved March 21, 2018) for awards beginning March 2018 and prior to March 2021 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.18

Form of Restricted Stock Unit Award Agreement (approved March 16, 2021) for awards beginning March 2021 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan*

10.19

Form of Restricted Stock Unit Award Agreement for awards prior to May 2011 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))

10.20

Form of Restricted Stock Unit Award Agreement (approved May 24, 2011) for awards beginning May 2011 and prior to May 2014 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421))

10.21

Form of Restricted Stock Unit Award Agreement (approved May 28, 2014) for awards beginning May 2014 and prior to February 2015 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001-11421))

10.22

Form of Restricted Stock Unit Award Agreement (approved December 3, 2014) for awards beginning February 2015 and prior to May 2016 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.23

Form of Restricted Stock Unit Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to May 2017 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))

10.24

Form of Restricted Stock Unit Award Agreement (approved May 30, 2017) for awards beginning May 2017 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2017, filed with the SEC on June 1, 2017 (file no. 001-11421))

10.25

Form of Restricted Stock Unit Award Agreement (approved January 26, 2016) for awards beginning February 1, 2016 and prior to November 28, 2018 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

10.26

Form of Restricted Stock Unit Award Agreement (approved November 28, 2018) for awards beginning after November 28, 2018 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2018, filed with the SEC on December 4, 2018 (file no. 001-11421))

10.27

Form of Stock Option Award Agreement for awards to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))

10.28

Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.29

First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.30

Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001-11421))*

10.31

Dollar General Corporation Non-Employee Director Deferred Compensation Plan (approved December 3, 2014) (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.32

Dollar General Corporation 2020 Teamshare Incentive Program for Named Executive Officers (incorporated by reference to Exhibit 10.31 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))*

10.33	Dollar General Corporation Teamshare Incentive Program for Named Executive Officers*

10.34

Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.36 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.35

Dollar General Corporation Executive Relocation Policy, as amended (effective August 27, 2019) (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2019, filed with the SEC on August 29, 2019) (file no. 001-11421))*

10.36

Summary of Non-Employee Director Compensation effective February 1, 2020 (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2019, filed with the SEC on December 5, 2019 (file no. 001-11421))

10.37

Employment Agreement, effective June 3, 2018, between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated May 31, 2018, filed with the SEC on May 31, 2018 (file no. 001-11421))*

10.38

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos for June 3, 2015 award (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated May 27, 2015, filed with the SEC on May 28, 2015 (file no. 001-11421))*

10.39

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2016) for March 16, 2016 award (incorporated by reference to Exhibit 10.38 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.40

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 17, 2020) for March 17, 2020 award (incorporated by reference to Exhibit 10.38 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))*

10.41

Form of Performance Share Unit Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 17, 2020) for March 17, 2020 award (incorporated by reference to Exhibit 10.39 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))*

10.42	Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2021) for awards beginning March 16, 2021*

10.43	Form of Performance Share Unit Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2021) for awards beginning March 16, 2021*

10.44

Form of Executive Vice President Employment Agreement with attached Schedule of Executive Vice Presidents who have executed the Executive Vice President Employment Agreement (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2018, filed with the SEC on April 11, 2018 (file no. 001-11421))*

10.45

Amended Schedule of Executive Officers who have executed an employment agreement in the form of Executive Vice President Employment Agreement filed as Exhibit 10.44 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2020, filed with the SEC on December 3, 2020 (file no. 001-11421))*

10.46

Form of Senior Vice President Employment Agreement with attached Schedule of Senior Vice President-level Executive Officers who have executed the Senior Vice President Employment Agreement (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2018, filed with the SEC on May 31, 2018 (file no. 001-11421))*

10.47

Amended Schedule of Senior Vice President-level Executive Officers who have executed an employment agreement in the form of Senior Vice President Employment Agreement filed as Exhibit 10.46 (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2020, filed with the SEC on December 3, 2020 (file no. 001-11421))*

10.48

Amendment to Employment Agreement by and between Dollar General Corporation and Jason S. Reiser, effective September 24, 2020 (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated September 24, 2020, filed with the SEC on September 30, 2020 (file no. 001-11421))*

21	List of Subsidiaries of Dollar General Corporation

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney (included as part of the signature pages hereto)

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101

Interactive data files for Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements

104	The cover page from Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021 (formatted in Inline XBRL and contained in Exhibit 101)
*	Management Contract or Compensatory Plan

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR GENERAL CORPORATION

Date: March 19, 2021	By:	/s/ Todd J. Vasos
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

Name	Title	Date

/s/ Todd J. Vasos	Chief Executive Officer & Director	March 19, 2021
TODD J. VASOS	(Principal Executive Officer)

/s/ John W. Garratt	Executive Vice President & Chief Financial Officer	March 19, 2021
JOHN W. GARRATT	(Principal Financial Officer)

/s/ Anita C. Elliott	Senior Vice President & Chief Accounting Officer	March 19, 2021
ANITA C. ELLIOTT	(Principal Accounting Officer)

/s/ Warren F. Bryant	Director	March 19, 2021
WARREN F. BRYANT

/s/ Michael M. Calbert	Director	March 19, 2021
MICHAEL M. CALBERT

/s/ Patricia D. Fili-Krushel	Director	March 19, 2021
PATRICIA D. FILI-KRUSHEL

/s/ Timothy I. McGuire	Director	March 19, 2021
TIMOTHY I. MCGUIRE

/s/ William C. Rhodes, III	Director	March 19, 2021
WILLIAM C. RHODES, III

/s/ Debra A. Sandler	Director	March 19, 2021
DEBRA A. SANDLER

/s/ Ralph E. Santana	Director	March 19, 2021
RALPH E. SANTANA