Form 10-Q
period 2021-04-30
DOLLAR GENERAL CORP
filed 2021-05-27
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2021

or

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

The Registrant had 236,205,490 shares of common stock outstanding on May 21, 2021.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30,	January 29,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$688,055	$1,376,577
Merchandise inventories	5,099,465	5,247,477
Income taxes receivable	16,637	90,760
Prepaid expenses and other current assets	237,588	199,405
Total current assets	6,041,745	6,914,219
Net property and equipment	3,999,170	3,899,997
Operating lease assets	9,614,974	9,473,330
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,840	1,199,870
Other assets, net	42,380	36,619
Total assets	$25,236,698	$25,862,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$1,101,369	$1,074,079
Accounts payable	3,294,423	3,614,089
Accrued expenses and other	861,653	1,006,552
Income taxes payable	57,953	16,063
Total current liabilities	5,315,398	5,710,783
Long-term obligations	4,130,710	4,130,975
Long-term operating lease liabilities	8,499,442	8,385,388
Deferred income taxes	769,430	710,549
Other liabilities	271,793	263,691
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	206,680	210,687
Additional paid-in capital	3,457,160	3,446,612
Retained earnings	2,588,006	3,006,102
Accumulated other comprehensive loss	(1,921)	(2,163)
Total shareholders’ equity	6,249,925	6,661,238
Total liabilities and shareholders' equity	$25,236,698	$25,862,624

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	April 30,	May 1,
	2021	2020
Net sales	$8,400,964	$8,448,449
Cost of goods sold	5,645,296	5,852,757
Gross profit	2,755,668	2,595,692
Selling, general and administrative expenses	1,846,818	1,728,908
Operating profit	908,850	866,784
Interest expense	40,392	30,493
Income before income taxes	868,458	836,291
Income tax expense	190,709	185,845
Net income	$677,749	$650,446
Earnings per share:
Basic	$2.84	$2.58
Diluted	$2.82	$2.56
Weighted average shares outstanding:
Basic	238,548	251,780
Diluted	240,301	253,627

Dividends per share	$0.42	$0.36

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended
	April 30,	May 1,
	2021	2020
Net income	$677,749	$650,446
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $87 and $87, respectively	242	243
Comprehensive income	$677,991	$650,689

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, January 29, 2021	240,785	$210,687	$3,446,612	$3,006,102	$(2,163)	$6,661,238
Net income	—	—	—	677,749	—	677,749
Dividends paid, $0.42 per common share	—	—	—	(99,832)	—	(99,832)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	242	242
Share-based compensation expense	—	—	23,533	—	—	23,533
Repurchases of common stock	(4,959)	(4,339)	—	(996,013)	—	(1,000,352)
Other equity and related transactions	379	332	(12,985)	—	—	(12,653)
Balances, April 30, 2021	236,205	$206,680	$3,457,160	$2,588,006	$(1,921)	$6,249,925

Balances, January 31, 2020	251,936	$220,444	$3,322,531	$3,162,660	$(3,135)	$6,702,500
Net income	—	—	—	650,446	—	650,446
Dividends paid, $0.36 per common share	—	—	—	(90,617)	—	(90,617)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	243	243
Share-based compensation expense	—	—	18,968	—	—	18,968
Repurchases of common stock	(451)	(395)	—	(62,685)	—	(63,080)
Other equity and related transactions	237	210	(9,216)	—	—	(9,006)
Balances, May 1, 2020	251,722	$220,259	$3,332,283	$3,659,804	$(2,892)	$7,209,454

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	April 30,	May 1,
	2021	2020
Cash flows from operating activities:
Net income	$677,749	$650,446
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	154,146	137,655
Deferred income taxes	58,794	24,784
Noncash share-based compensation	23,533	18,968
Other noncash (gains) and losses	13,040	1,569
Change in operating assets and liabilities:
Merchandise inventories	135,732	567,902
Prepaid expenses and other current assets	(41,831)	(12,000)
Accounts payable	(295,206)	110,126
Accrued expenses and other liabilities	(136,743)	81,113
Income taxes	116,013	156,849
Other	(2,236)	(1,086)
Net cash provided by (used in) operating activities	702,991	1,736,326

Cash flows from investing activities:
Purchases of property and equipment	(277,730)	(195,434)
Proceeds from sales of property and equipment	807	466
Net cash provided by (used in) investing activities	(276,923)	(194,968)

Cash flows from financing activities:
Issuance of long-term obligations	—	1,494,315
Repayments of long-term obligations	(1,753)	(555)
Net increase (decrease) in commercial paper outstanding	—	(425,200)
Borrowings under revolving credit facilities	—	300,000
Repayments of borrowings under revolving credit facilities	—	(300,000)
Costs associated with issuance of debt	—	(13,623)
Repurchases of common stock	(1,000,352)	(63,080)
Payments of cash dividends	(99,832)	(90,617)
Other equity and related transactions	(12,653)	(9,006)
Net cash provided by (used in) financing activities	(1,114,590)	892,234
Net increase (decrease) in cash and cash equivalents	(688,522)	2,433,592
Cash and cash equivalents, beginning of period	1,376,577	240,320
Cash and cash equivalents, end of period	$688,055	$2,673,912

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$417,749	$418,239
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$93,599	$93,801

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP for annual financial statements or those normally made in the Company’s Annual Report on Form 10-K, including the condensed consolidated balance sheet as of January 29, 2021 which was derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2021 fiscal year is scheduled to be a 52-week accounting period ending on January 28, 2022, and the 2020 fiscal year was a 52-week accounting period that ended on January 29, 2021.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of April 30, 2021 and results of operations for the 13-week accounting periods ended April 30, 2021 and May 1, 2020 have been made.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year. In addition, the effect of the COVID-19 pandemic on consumer behavior beginning in the first quarter of 2020 resulted in a departure from seasonal norms experienced in recent years and may continue to disrupt the historical quarterly cadence of the Company’s results of operations for an unknown period of time.

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $12.3 million and $1.6 million in the respective 13-week periods ended April 30, 2021 and May 1, 2020, reflecting higher actual and expected costs of merchandise in the current year period. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards updates pertaining to reference rate reform. This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of LIBOR related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended April 30, 2021			13 Weeks Ended May 1, 2020
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$677,749	238,548	$2.84	$650,446	251,780	$2.58
Effect of dilutive share-based awards		1,753			1,847
Diluted earnings per share	$677,749	240,301	$2.82	$650,446	253,627	$2.56

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 0.1 million and 0.7 million in the respective 13-week periods ended April 30, 2021 and May 1, 2020.

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

As of April 30, 2021, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $7.5 million, $0.6 million and $0.0 million, respectively, for a total of $8.1 million. This total amount is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $3.4 million in the coming twelve months as a result of expiring statutes of limitations. As of April 30, 2021, approximately $7.5 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week period ended April 30, 2021 was 22.0% compared to a rate of 22.2% for the 13-week period ended May 1, 2020. The income tax rates for the 13-week period in 2021 was lower than the comparable 13-week period in 2020 primarily due to increased income tax benefits associated with share-based compensation in the 2021 period compared to the 2020 period.

4.Leases

As of April 30, 2021, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-

term obligations, in the condensed consolidated balance sheets. At April 30, 2021, the weighted-average remaining lease term for the Company’s operating leases is 9.9 years, and the weighted average discount rate for such leases is 3.9%. Operating lease costs are reflected as selling, general and administrative costs in the condensed consolidated statements of income. For the 13-week periods ended April 30, 2021 and May 1, 2020, such costs were $361.9 million and $336.5 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $364.2 million and $337.1 million, respectively, were reflected in cash flows from operating activities in the condensed consolidated statements of cash flows for the 13-week periods ended April 30, 2021 and May 1, 2020.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	April 30,	January 29,
(In thousands)	2021	2021
Revolving Facility	$—	$—
3.250% Senior Notes due April 15, 2023 (net of discount of $518 and $583)	899,482	899,417
4.150% Senior Notes due November 1, 2025 (net of discount of $392 and $412)	499,608	499,588
3.875% Senior Notes due April 15, 2027 (net of discount of $284 and $294)	599,716	599,706
4.125% Senior Notes due May 1, 2028 (net of discount of $371 and $383)	499,629	499,617
3.500% Senior Notes due April 3, 2030 (net of discount of $609 and $623)	999,391	999,377
4.125% Senior Notes due April 3, 2050 (net of discount of $4,923 and $4,945)	495,077	495,055
Unsecured commercial paper notes	—	—
Other	163,058	164,365
Debt issuance costs, net	(25,251)	(26,150)
	$4,130,710	$4,130,975

On September 10, 2019, the Company entered into an amended and restated credit agreement, providing for a $1.25 billion unsecured five-year revolving credit facility (the “Revolving Facility”) of which up to $175.0 million is available for letters of credit.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of April 30, 2021 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of April 30, 2021, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of April 30, 2021, the Company was in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of April 30, 2021, the Company had no outstanding borrowings, outstanding letters of credit of $2.9 million, and borrowing availability of approximately $1.25 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.07 billion. In addition, as of April 30, 2021, the Company had outstanding letters of credit of $67.9 million which were issued pursuant to separate agreements.

As of April 30, 2021, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of April 30, 2021, the Company’s condensed consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $181.0 million were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the condensed consolidated balance sheet.

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

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of April 30, 2021.

The following table presents the Company’s liabilities required to be measured at fair value as of April 30, 2021, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	April 30,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2021
Liabilities:
Long-term obligations (a)	$4,377,059	$163,058	$—	$4,540,117
Deferred compensation (b)	42,990	—	—	42,990
(a)	Included in the condensed consolidated balance sheet at book value as Long-term obligations of $4,130,710.
(b)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $2,505 and noncurrent Other liabilities of $40,485.

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

The parties have reached an agreement, which was preliminarily approved by the court on February 8, 2021, to resolve the Motor Oil MDL for an amount that is immaterial to the Company’s consolidated financial statements as a whole. The final fairness hearing is scheduled for June 22, 2021. At this time, although probable, it is not certain that the court will grant final approval to the settlement.

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

On June 20, 2017, the New Mexico AG filed an action in the First Judicial District Court, County of Santa Fe, New Mexico pertaining to the New Mexico Motor Oil Matter. (Hector H. Balderas v. Dolgencorp, LLC, Case No. D-101-cv-2017-01562). On April 7, 2021, the parties settled the New Mexico Motor Oil Matter for an amount that is immaterial to the Company’s consolidated financial statements as a whole.

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

The Company is vigorously defending these matters and believes that the labeling, marketing and sale of its private-label motor oil comply with applicable federal and state requirements and are not misleading. The Company further believes that these matters are not appropriate for class or similar treatment. At this time, however, except as to the Louisiana and New Mexico Motor Oil Matters, it is not possible to predict whether these matters ultimately will be permitted to proceed as a class or in a similar fashion or the size of any putative class or classes. Likewise, except as to the Louisiana and New Mexico Motor Oil Matters, no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise. Based on its belief that a loss in these matters is both probable and reasonably estimable, as noted above, during 2019, the Company recorded an accrual for an amount that is immaterial to the Company’s consolidated financial statements as a whole.

8.	Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of April 30, 2021, all of the Company’s operations were located within the United States with the exception of certain product sourcing operations, which collectively are not material with regard to assets, results of operations or otherwise to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended
	April 30,	May 1,
(in thousands)	2021	2020
Classes of similar products:
Consumables	$6,378,135	$6,703,449
Seasonal	1,050,382	917,912
Home products	571,315	498,282
Apparel	401,132	328,806
Net sales	$8,400,964	$8,448,449

9.	Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. On March 17, 2021, the Company’s Board of Directors authorized a $2.0 billion increase to the existing common stock repurchase program, bringing the cumulative total to $12.0 billion authorized under the program since its inception in 2012. The repurchase authorization has no expiration date and allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings, including under the Company’s Revolving Facility and issuance of CP Notes discussed in further detail in Note 5.

Pursuant to its common stock repurchase program, during the 13-week periods ended April 30, 2021 and May 1, 2020, the Company repurchased in the open market approximately 5.0 million shares of its common stock at a total cost of $1.0 billion and approximately 0.5 million shares of its common stock at a total cost of $63.1 million, respectively.

The Company paid a cash dividend of $0.42 per share during the first quarter of 2021. On May 25, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.42 per share, which is payable on or before July 20, 2021 to shareholders of record on July 6, 2021. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of April 30, 2021, and the related condensed consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the thirteen week periods ended April 30, 2021 and May 1, 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 29, 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 19, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 27, 2021
Nashville, Tennessee

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2021. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

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

In early March 2020, we began seeing heightened demand from customers, particularly for consumable products such as paper, food and cleaning products, which continued throughout 2020, although with some variability as to the volume and product mix. Beginning in April 2020, we also saw a significant increase in demand in many non-consumable products, including home, seasonal and apparel, resulting in an overall significant mix shift into non-consumable categories in the remainder of 2020 and the first quarter of 2021. In both 2020 and 2021, we believe this dynamic was due in part to the economic stimulus payments distributed to consumers. Also beginning in early March 2020, many new customers began shopping with us for their everyday essential needs, and we have seen encouraging retention rates of those customers in the months following as we continue to work hard to retain as many as possible. In 2020, we saw a shift in customer behavior toward trip consolidation, as customers shopped our stores less frequently than in 2019, but purchased a larger average basket amount, and these general trends toward trip consolidation and larger basket size have continued in the first quarter of 2021. To address the increased demand, we have worked and continue to work with suppliers to incorporate new items in stores to meet the essential needs of customers while addressing certain product shortages and vendor allocation limitations, some of which we expect to persist through at least the first half of 2021. We believe that this increased customer demand significantly benefited our results of operations, and in particular, sales, gross profit, operating income and net income for fiscal 2020 and the first quarter of 2021. Although we incurred additional payroll related expenses throughout fiscal 2020, including employee appreciation bonuses of approximately $167 million, increased distribution and transportation costs, and other costs to meet the significant customer demand and to protect the health and safety of our employees and customers, these costs were more than offset by the incremental sales. The overall net impact of the pandemic to operating income and net income for fiscal 2021 may be less favorable than in 2020 primarily due to the moderating positive impact to our net sales. We anticipate that some of these incremental costs, particularly those related to health and safety measures, will continue into 2021, though to a significantly lesser extent than in 2020.

We expect to continue to be affected, although the extent and duration is unknown, by the COVID-19 pandemic and its effects on the economy in a variety of ways, potentially including changing consumer demand (whether higher or lower) in certain product categories, supply chain interruptions, increased distribution and transportation costs, increased payroll expenses, and increased costs in an effort to maintain safe work and shopping environments. The potential impacts of additional economic stabilization efforts, including additional government stimulus payments and enhanced unemployment benefits and other government assistance and the effects thereof, are uncertain. We may experience adverse effects on our business, results of operations and cash flows from a recessionary economic environment that may persist after the COVID-19 pandemic has moderated. As a result, the quarterly cadence of our results of operations, which varied from historical patterns in fiscal 2020, may continue to do so in fiscal 2021.

Due to the significant uncertainty surrounding the COVID-19 pandemic and its effects, there may be consequences that we do not anticipate at this time or that develop in unexpected ways. We will continue to monitor the evolving situation, and we will continue to take actions as necessary to serve our employees, customers, communities and shareholders.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 17,426 stores located in 46 states as of April 30, 2021, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include the unemployment and underemployment rates, wage growth, changes in U.S. and global trade policy (including price increases resulting from the imposition of tariffs), and changes to certain government assistance programs, such as the Supplemental Nutrition Assistance Program, unemployment benefits, economic stimulus payments, and the child tax credit. In 2020 and the first quarter of 2021, our customers experienced impacts to many of these factors, as detailed above under “Impact of COVID-19”. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budgets, such as rent, healthcare and fuel prices. Finally, significant unseasonable or unusual weather patterns can impact customer shopping behaviors.

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

Historically, our sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. Prior to 2020, our sales mix had continued to shift toward consumables, and, within consumables, toward lower margin departments such as perishables. Although this trend did not occur in 2020 or the first quarter of 2021 (as discussed above under “Impact of COVID-19”), we continue to expect some sales mix challenges to persist, and we expect the mix trend toward consumables will eventually resume. Several of our initiatives, including certain of those discussed below, are intended to address these mix challenges; however, there can be no assurances that these efforts will be successful.

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

Our non-consumables initiative, or “NCI,” offers a new, differentiated and limited assortment that will change throughout the year. NCI is continuing to evolve and help shape our approach to non-consumables categories throughout the chain and is contributing to improved overall sales and gross margin performance in the stores where it is offered. As we extend this initiative more broadly, as well as incorporate certain related merchandising efforts throughout our chain, our goal is to provide our customers with a broader, even more relevant non-consumables merchandise assortment, while continuing to deliver exceptional value within key areas of our non-consumables categories. Additionally, as we expand this offering, we plan to incorporate the full NCI set in certain stores as well as an “NCI Lite” version in others so as to reach a greater number of stores and customers more quickly. The NCI Lite version incorporates the majority of the NCI assortment, but without the same degree of footprint and display changes in the store. We plan to significantly expand the number of stores with either the full NCI or NCI Lite version in 2021, with a goal of more than 11,000 stores by the end of fiscal 2021. Further, we plan to complete our initial rollout of NCI in our store base by the end of fiscal 2022.

Additionally, in the third quarter of 2020, we introduced pOpshelf, a unique retail concept that incorporates certain of the lessons learned from NCI in a differentiated format that is focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. Our goal is to operate up to 50 pOpshelf locations, as well as up to an additional 25 pOpshelf store-within-a-store offerings in Dollar General Market stores, by the end of fiscal 2021.

We are continuing our rollout of the “DG Fresh” initiative, a self-distribution model for frozen and refrigerated products that is designed to reduce product costs, enhance item assortment, improve our in-stock position, and enhance sales. In an acceleration of our previously announced timing, we now plan to complete our initial rollout of DG Fresh distribution facilities, which will serve essentially all stores across the chain, by the end of the second quarter of 2021. DG Fresh contributed to our strong sales performance in the first quarter of 2021, driven by higher in-stock levels and the introduction of new products in select stores. In addition, DG Fresh benefitted gross profit in the first quarter of 2021 through improved initial markups on inventory purchases, which were partially offset by increased distribution and transportation costs. DG Fresh, which initially launched in January of 2019, is now serving more than 17,000 stores, and we expect the overall net benefit to our financial results to continue throughout 2021 as we complete the initial rollout.

To support our other operating priorities, we remain focused on capturing growth opportunities. In the first quarter of 2021, we opened 260 new stores, remodeled 543 stores, and relocated 33 stores. The COVID-19 pandemic has not materially delayed our real estate plans, and, based on information currently known to management, we do not expect any significant delays in 2021. For 2021, we plan to open approximately 1,050 new stores (including any pOpshelf stores), remodel approximately 1,750 stores, and relocate approximately 100 stores, for a total of 2,900 real estate projects.

We continue to innovate within our channel and are able to utilize the most productive of our various Dollar General store formats based on the specific market opportunity. We expect that our traditional 7,300 square foot store format will continue to be the primary store layout for new stores in 2021. We expect approximately 75% of our planned remodels in 2021 to feature our higher-cooler-count store format that enables us to offer an increased selection of perishable items. In addition, the majority of these and other real estate projects in 2021 will also incorporate high-capacity coolers. Our smaller format store (less than 6,000 square feet) is expected to allow us to capture growth opportunities in urban areas. We have also recently introduced two new larger format stores (one at approximately 8,500 square feet and the other at approximately 9,500 square feet), which allows us to further expand our offering and our ability to serve our customers. Beginning later in 2021, we expect the 8,500 square foot box, along with our existing Dollar General Plus format of a similar size, to become our base prototypes for nearly all new stores moving forward, replacing our traditional 7,300 square foot store format and higher-cooler count Dollar General Traditional Plus format. The innovation in store formats is expected to allow us to capture additional growth opportunities within our existing markets. Additionally, the larger formats allow for expanded high-capacity-cooler counts; an extended queue line; and a broader product assortment, including NCI, a larger health and beauty section, and produce in select stores. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base. These lessons contribute to innovation in developing new formats, with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

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

We also have launched “Fast Track”, an initiative aimed at further enhancing our convenience proposition and in-stock position as well as increasing labor efficiencies within our stores. The first phase of Fast Track involved sorting process optimization within our distribution centers, as well as increased shelf-ready packaging, to allow for greater store-level stocking efficiencies, followed by the second-phase pilot of a self-checkout option in a limited number of stores. We completed the sorting process optimization at all of our non-refrigerated distribution centers in 2019. Additionally, we expect to continue to add self-checkout capabilities in additional stores throughout 2021 and beyond. These and the other strategic initiatives discussed above will require us to incur upfront expenses for which there may not be an immediate return in terms of sales or enhanced profitability.

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces, including increases in minimum wage rates. Further federal, state and/or local minimum wage increases could have a material negative impact on our operating expenses, although the magnitude and timing of such impact is uncertain. We have also experienced incremental payroll, distribution and transportation costs related to the COVID-19 pandemic as discussed above under “Impact of COVID-19”. As we move through 2021, rising inflationary pressures due to higher input costs which may affect us as well as our vendors, including higher commodity, transportation and other costs, may result in pressure to our operating results. While we expect these increases to persist, certain of our initiatives and plans are intended to help offset these challenges, however, they are somewhat dependent on the scale and timing of the increases, among other factors. There can be no assurance that our mitigation efforts will be successful.

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

To further enhance shareholder returns, we repurchased shares of our common stock and paid quarterly cash dividends in the first quarter of 2021. We expect to continue our share repurchase activity, and to pay quarterly cash dividends, throughout the remainder of 2021, subject to Board discretion and approval.

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

A continued focus on our four operating priorities as discussed above contributed to our overall operating and financial performance in the 2021 and 2020 periods. The 2021 period was enhanced by what we believe to be government stimulus-related sales in our non-consumable categories, while the 2020 period was enhanced by increased consumer demand, as discussed above under “Impact of Covid-19”.

Highlights of our 2021 first quarter results of operations compared to the 2020 first quarter and our financial condition at April 30, 2021 are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales decreased 0.6% to $8.40 billion. Sales in same-stores decreased 4.6% primarily reflecting a decrease in customer traffic. Average sales per square foot for all stores over the 52-week period ended April 30, 2021 was $269.

●	Gross profit, as a percentage of net sales, was 32.8% in the 2021 period and 30.7% in the 2020 period, an increase of 208 basis points, primarily reflecting higher initial inventory markups, favorable markdowns, and an increase in sales of products in non-consumable categories.

●	SG&A expense, as a percentage of net sales, was 22.0% in the 2021 period compared to 20.5% in the 2020 period, an increase of 152 basis points, due in part to higher store occupancy, winter storm disaster, and retail labor costs as a percentage of net sales.

●	Operating profit increased 4.9% to $908.9 million in the 2021 period compared to $866.8 million in the 2020 period.

●	Interest expense increased by $9.9 million in the 2021 period primarily due to higher average outstanding debt balances in the first quarter of 2021.

●	The effective income tax rate for the 2021 period was 22.0% compared to a rate of 22.2% for the 2020 period primarily due to increased tax benefits associated with share-based compensation.

●	Net income was $677.7 million, or $2.82 per diluted share, in the 2021 period compared to net income of $650.4 million, or $2.56 per diluted share, in the 2020 period.

●	Cash generated from operating activities was $0.70 billion for the 2021 period, a decrease of $1.03 billion, or 59.5%, from the comparable 2020 period.

●	Total cash dividends of $99.8 million, or $0.42 per share, were paid during the 2021 period, compared to $90.6 million, or $0.36 per share, in the comparable 2020 period.

●	Inventory turnover was 4.8 times on a rolling four-quarter basis. On a per store basis, inventories at April 30, 2021 increased by 17.6% compared to the balances at May 1, 2020.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year periods as compared with the prior year periods as well as our financial condition at April 30, 2021.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2021 and 2020, which represent the 52-week fiscal years ending or ended January 28, 2022 and January 29, 2021, respectively. References to the first quarter accounting periods for 2021 and 2020 contained herein refer to the 13-week accounting periods ended April 30, 2021 and May 1, 2020, respectively.

Seasonality. The nature of our business is somewhat seasonal. Primarily because of sales of Christmas-related merchandise, operating profit in our fourth quarter (November, December and January) has historically been higher than operating profit in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods. Consumer behavior driven by the COVID-19 pandemic and the U.S. government’s response thereto, including economic stimulus legislation has resulted in a departure from seasonal norms we have experienced in recent years and may continue to disrupt the historical quarterly cadence of our results of operations for an unknown period of time.

The following table contains results of operations data for the first 13-week periods of 2021 and 2020, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2021 vs. 2020
(amounts in millions, except	April 30,	May 1,	Amount	%
per share amounts)	2021	2020	Change	Change
Net sales by category:
Consumables	$6,378.1	$6,703.4	$(325.3)	(4.9)%
% of net sales	75.92%	79.35%
Seasonal	1,050.4	917.9	132.5	14.4
% of net sales	12.50%	10.86%
Home products	571.3	498.3	73.0	14.7
% of net sales	6.80%	5.90%
Apparel	401.1	328.8	72.3	22.0
% of net sales	4.77%	3.89%
Net sales	$8,401.0	$8,448.4	$(47.5)	(0.6)%
Cost of goods sold	5,645.3	5,852.8	(207.5)	(3.5)
% of net sales	67.20%	69.28%
Gross profit	2,755.7	2,595.7	160.0	6.2
% of net sales	32.80%	30.72%
Selling, general and administrative expenses	1,846.8	1,728.9	117.9	6.8
% of net sales	21.98%	20.46%
Operating profit	908.9	866.8	42.1	4.9
% of net sales	10.82%	10.26%
Interest expense	40.4	30.5	9.9	32.5
% of net sales	0.48%	0.36%
Income before income taxes	868.5	836.3	32.2	3.8
% of net sales	10.34%	9.90%
Income tax expense	190.7	185.8	4.9	2.6
% of net sales	2.27%	2.20%
Net income	$677.7	$650.4	$27.3	4.2%
% of net sales	8.07%	7.70%
Diluted earnings per share	$2.82	$2.56	$0.26	10.2%

13 WEEKS ENDED APRIL 30, 2021 AND MAY 1, 2020

Net Sales. The net sales decrease in the 2021 period was primarily due to a same-store sales decrease of 4.6% compared to the 2020 period. We believe consumer behavior driven by government stimulus payments in the 2021 period had a positive effect on net sales and same-store sales in our non-consumable product categories, while the effect of the onset of the COVID-19 pandemic on consumer behavior had a significant positive effect on net sales and same-store sales in the 2020 period, each of which affects the comparisons between periods. For the 2021 period, there were 16,261 same-stores which accounted for sales of $8.0 billion. The decrease in same-store sales primarily reflects a decline in customer traffic, partially offset by an increase in average transaction amount. Same-store sales declined in the consumables category and increased in each of the seasonal, apparel and home products categories, with the largest percentage increase in the apparel category. Net sales were positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2021 period, gross profit increased by 6.2%, and as a percentage of net sales increased by 208 basis points to 32.8%, compared to the 2020 period. Higher initial markups on inventory purchases and a reduction in markdowns as a percentage of net sales contributed to the increase in the gross profit rate. In recent years a greater proportion of sales have come from our consumables category, which generally has a lower gross profit rate than our other product categories, creating downward pressure on our overall gross profit rate. This sales trend was reversed beginning in the second quarter of 2020 and has continued each subsequent quarter through the first quarter of 2021 as non-consumables sales increased at a higher rate than consumables sales, which added to the increase in the gross profit rate. It is uncertain at this time whether the reversal of this trend will continue. A reduction in inventory shrink as a percentage of net sales also contributed to the increase in the gross profit rate. These factors were partially offset by increased transportation costs, which were primarily impacted in the form of higher rates.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 22.0% as a percentage of net sales in the 2021 period compared to 20.5% in the comparable 2020 period, an increase of 152 basis points. Among the expenses that were a greater percentage of net sales in the current year period were store occupancy costs, disaster expenses related to Winter Storm Uri, retail labor, depreciation and amortization, administrative compensation (driven by share-based compensation), utilities, and taxes and licenses.

Interest Expense. Interest expense increased by $9.9 million to $40.4 million in the 2021 period primarily due to higher average outstanding debt balances in connection with the issuance of debt during the first quarter of 2020. See Liquidity and Capital Resources.

Income Taxes. The effective income tax rate for the 2021 period was 22.0% compared to a rate of 22.2% for the 2020 period which represents a net decrease of 0.2 percentage points. The tax rate for the 2021 period was lower than the comparable 2020 period primarily due to increased tax benefits associated with share-based compensation in the 2021 period compared to the 2020 period.

Liquidity and Capital Resources

At April 30, 2021, we had a $1.25 billion unsecured revolving credit agreement (the “Revolving Facility”), $4.0 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability in the form of commercial paper notes (“CP Notes”) of up to $1.0 billion. At April 30, 2021, we had total consolidated outstanding long-term obligations of $4.1 billion, most of which was in the form of senior notes. All of our material borrowing arrangements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described below.

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

For the remainder of fiscal 2021, we anticipate potential combined borrowings under the Revolving Facility and our CP Notes to be a maximum of approximately $500 million outstanding at any one time.

Revolving Credit Facility

On September 10, 2019, we entered into the Revolving Facility consisting of a $1.25 billion senior unsecured revolving credit facility of which up to $175.0 million is available for the issuance of letters of credit and which is scheduled to mature on September 10, 2024.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of April 30, 2021 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of April 30, 2021, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of April 30, 2021, we were in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of April 30, 2021, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $2.9 million, and borrowing availability of approximately $1.25 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.07 billion at April 30, 2021. In addition, as of April 30, 2021 we had outstanding letters of credit of $67.9 million which were issued pursuant to separate agreements.

Commercial Paper

As of April 30, 2021, our condensed consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $181.0 million were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet. We may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 51% of our total assets exclusive of goodwill, operating lease assets, and other intangible assets as of April 30, 2021. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the 2021 and 2020 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 13-week periods ended April 30, 2021 and May 1, 2020, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $0.70 billion in the 2021 period, which represents a $1.03 billion decrease compared to the 2020 period. Changes in merchandise inventories resulted in a $135.7 million increase in the 2021 period as compared to an increase of $567.9 million in the 2020 period. Changes in accounts payable resulted in a $295.2 million decrease in the 2021 period compared to a $110.1 million increase in the 2020 period, due primarily to the timing of receipts and payments. Changes in accrued expenses and other liabilities resulted in a $136.7 million decrease in the 2021 period compared to an $81.1 million increase in the 2020 period, largely due to the timing of regular and discretionary incentive compensation accruals and payments. Net income increased $27.3 million in the 2021 period over the 2020 period. Changes in income taxes in the 2021 period compared to the 2020 period are primarily due to the timing of payments for income taxes.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories decreased by 3% in the 2021 period and decreased by 12% in the 2020 period, with changes in our four inventory categories as follows: consumables decreased by 1% compared to a 11% decrease; seasonal decreased 6% compared to a 13% decrease; home products decreased by 3% compared to a 18% decrease; and apparel decreased by 10% compared to a 17% decrease.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2021 period included the following approximate amounts: $126 million for improvements, upgrades, remodels and relocations of existing stores; $74 million related to store facilities, primarily for leasehold improvements, fixtures and equipment in new stores; $66 million for distribution and transportation-related capital expenditures; and $11 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2021 period, we opened 260 new stores and remodeled or relocated 576 stores.

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

Capital expenditures for 2021 are currently projected to be in the range of $1.05 billion to $1.15 billion. We anticipate funding 2021 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth through the development of new stores and the remodel or relocation of existing stores. Capital expenditures in 2021 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology and other strategic initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. In the 2020 period, net proceeds from the issuance of the 2030 Senior Notes and 2050 Senior Notes totaled $1.5 billion. Net commercial paper borrowings were unchanged in the 2021 period and decreased by $425.2 million in the 2020 period. There were no borrowings or repayments under the Revolving Facility during the 2021 period, and such borrowings and repayments in the 2020 period were $300.0 million each. Also during the 2021 and 2020 periods, we repurchased 5.0 million and 0.5 million shares of our common stock at a total cost of $1.0 billion and $63.1 million, respectively, and paid cash dividends of $99.8 million and $90.6 million, respectively.

Share Repurchase Program

As of April 30, 2021 our common stock repurchase program had a total remaining authorization of approximately $1.68 billion. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements and other factors. The repurchase program has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more information about our share repurchase program, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2021.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this report is incorporated herein by this reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended April 30, 2021 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(a)	or Programs(a)
01/30/21-02/28/21	1,521,671	$197.15	1,521,671	$379,314,000
03/01/21-03/31/21	1,691,829	$197.90	1,691,829	$2,044,502,000
04/01/21-04/30/21	1,745,127	$209.46	1,745,127	$1,678,963,000
Total	4,958,627	$201.74	4,958,627	$1,678,963,000
(a)	On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on March 17, 2021 to increase the repurchase authorization by $2.0 billion, bringing the cumulative total value of authorized share repurchases under the program since its inception to $12.0 billion. Under the authorization, repurchases may be made from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. This repurchase authorization has no expiration date.

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “can,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “aim,” “goal,” “seek,” “strive,” “intend,” “likely,” “scheduled,” “potential,” “subject to,” “focused on,” or “continue,” and similar expressions that concern our strategies, plans, initiatives, intentions or beliefs about future occurrences or results. For example, all statements relating to, among others, our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including but not limited to the number of planned store openings, remodels and relocations, store formats or concepts, progress of strategic (including our non-consumables and digital initiatives, DG Fresh, Fast Track, and pOpshelf), merchandising, distribution and transportation efficiencies, and margin enhancing initiatives, trends in sales of consumable and non-consumable products, customer traffic and basket size, and level of future costs and expenses; potential future stock repurchases and cash dividends; anticipated borrowing under the Revolving Facility and our commercial paper program; potential impact of the COVID-19 pandemic; potential impact of legal or regulatory changes and our responses thereto, including the potential increase of federal, state and/or local minimum wage rates; and expected outcome or effect of pending or threatened legal disputes, litigation or audits.

Forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements include, without limitation:

●	risks related to the COVID-19 pandemic, including but not limited to, the effects on our supply chain, distribution network, store and distribution center growth, store and distribution center closures, transportation and distribution costs, SG&A expenses, share repurchase activity, and cybersecurity risk profile, as well as the effects on domestic and foreign economies and customers’ spending patterns;

●	economic factors, including but not limited to employment levels; inflation; pandemics; higher fuel, energy, healthcare and housing costs, interest rates, consumer debt levels, and tax rates; tax law changes that negatively affect credits and refunds; lack of available credit; decreases in, or elimination of, government subsidies such as unemployment and food/nutrition assistance programs; commodity rates; transportation, lease and insurance costs; wage rates (including the heightened possibility of increased federal, state and/or local minimum wage rates); foreign exchange rate fluctuations; measures that create barriers to or increase the costs of international trade (including increased import duties or tariffs); and changes in laws and regulations and their effect on as applicable, customer spending and disposable income, our ability to execute our strategies and initiatives, our cost of goods sold, our SG&A expenses (including real estate costs), and our sales and profitability;

●	failure to achieve or sustain our strategies and initiatives, including those relating to merchandising, real estate and new store development, store formats and concepts, digital, shrink, sourcing, private brand, inventory management, supply chain, store operations, expense reduction, technology, our Fresh initiative and our Fast Track initiative;

●	competitive pressures and changes in the competitive environment and the geographic and product markets where we operate, including, but not limited to, pricing, promotional activity, expanded availability of mobile, web-based and other digital technologies, and alliances or other business combinations;

●	failure to timely and cost-effectively execute our real estate projects or to anticipate or successfully address the challenges imposed by our expansion, including into new states or urban areas;

●	levels of inventory shrinkage;

●	failure to successfully manage inventory balances;

●	failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws;

●	damage or interruption to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing or implementing new technology;

●	a significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory, or delays in constructing or opening new distribution centers;

●	risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade;

●	natural disasters, unusual weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises, political or civil unrest, acts of violence or terrorism, and disruptive global political events;

●	product liability, product recall or other product safety or labeling claims;

●	incurrence of material uninsured losses, excessive insurance costs or accident costs;

●	failure to attract, develop and retain qualified employees while controlling labor costs (including the heightened possibility of increased federal, state and/or local minimum wage rates) and other labor issues;

●	loss of key personnel or inability to hire additional qualified personnel;

●	risks associated with our private brands, including, but not limited to, our level of success in improving their gross profit rate;

●	seasonality of our business;

●	the impact of changes in or noncompliance with governmental regulations and requirements (including, but not limited to, those dealing with the sale of products, including without limitation, product and food safety, marketing or labeling; information security and privacy; labor and employment; employee wages and benefits (including the heightened possibility of increased federal, state and/or local minimum wage rates); health and safety; imports and customs; and environmental compliance, as well as tax laws (including those related to the corporate tax rate), the interpretation of existing tax laws, or our failure to sustain our reporting positions negatively affecting our tax rate) and developments in or outcomes of private actions, class actions, multi-district litigation, arbitrations, derivative actions, administrative proceedings, regulatory actions or other litigation;

●	new accounting guidance or changes in the interpretation or application of existing guidance;

●	deterioration in market conditions, including market disruptions, limited liquidity and interest rate fluctuations, or changes in our credit profile;

●	factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended January 29, 2021; and

●	factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

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

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 27, 2020) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2020, filed with the SEC on May 28, 2020 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective May 27, 2020) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2020, filed with the SEC on May 28, 2020 (file no. 001-11421))

10.1

Form of COO/Executive Vice President Employment Agreement with attached Schedule of Executive Officers who have executed an employment agreement in the form of COO/Executive Vice President Employment Agreement (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2021, filed with the SEC on April 8, 2021 (file no. 001-11421))

10.2

Form of Senior Vice President Employment Agreement with attached Schedule of Senior Vice President-level Executive Officers who have executed an employment agreement in the form of Senior Vice President Employment Agreement

10.3

Form of Restricted Stock Unit Award Agreement (approved May 25, 2021) for awards beginning May 2021 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan

10.4

Form of Stock Option Award Agreement (approved March 16, 2021) for annual awards beginning March 2021 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))

10.5

Form of Stock Option Award Agreement (approved March 16, 2021) for awards beginning March 2021 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))

10.6

Form of Performance Share Unit Award Agreement (approved March 16, 2021) for awards beginning March 2021 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))

10.7

Form of Restricted Stock Unit Award Agreement (approved March 16, 2021) for awards beginning March 2021 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))

10.8

Dollar General Corporation Teamshare Incentive Program for Named Executive Officers (incorporated by reference to Exhibit 10.33 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))

10.9

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2021) for awards beginning March 16, 2021 (incorporated by reference to Exhibit 10.42 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))

10.10

Form of Performance Share Unit Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2021) for awards beginning March 16, 2021 (incorporated by reference to Exhibit 10.43 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	May 27, 2021	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer