Form 10-Q
period 2021-07-30
DOLLAR GENERAL CORP
filed 2021-08-26
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2021

or

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

Former name, former address and former fiscal year, if changed since last report: Not Applicable

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

The Registrant had 233,310,218 shares of common stock outstanding on August 20, 2021.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 30,	January 29,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$313,666	$1,376,577
Merchandise inventories	5,279,273	5,247,477
Income taxes receivable	127,011	90,760
Prepaid expenses and other current assets	272,768	199,405
Total current assets	5,992,718	6,914,219
Net property and equipment	4,104,193	3,899,997
Operating lease assets	9,805,081	9,473,330
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,810	1,199,870
Other assets, net	47,417	36,619
Total assets	$25,487,808	$25,862,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$1,127,841	$1,074,079
Accounts payable	3,369,984	3,614,089
Accrued expenses and other	973,025	1,006,552
Income taxes payable	8,234	16,063
Total current liabilities	5,479,084	5,710,783
Long-term obligations	4,156,765	4,130,975
Long-term operating lease liabilities	8,661,716	8,385,388
Deferred income taxes	781,477	710,549
Other liabilities	271,631	263,691
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	204,142	210,687
Additional paid-in capital	3,504,850	3,446,612
Retained earnings	2,429,821	3,006,102
Accumulated other comprehensive loss	(1,678)	(2,163)
Total shareholders’ equity	6,137,135	6,661,238
Total liabilities and shareholders' equity	$25,487,808	$25,862,624

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	July 30,	July 31,	July 30,	July 31,
	2021	2020	2021	2020
Net sales	$8,650,198	$8,684,241	$17,051,162	$17,132,690
Cost of goods sold	5,912,539	5,866,006	11,557,835	11,718,763
Gross profit	2,737,659	2,818,235	5,493,327	5,413,927
Selling, general and administrative expenses	1,888,091	1,775,608	3,734,909	3,504,516
Operating profit	849,568	1,042,627	1,758,418	1,909,411
Interest expense	39,430	39,326	79,822	69,819
Income before income taxes	810,138	1,003,301	1,678,596	1,839,592
Income tax expense	173,119	215,700	363,828	401,545
Net income	$637,019	$787,601	$1,314,768	$1,438,047
Earnings per share:
Basic	$2.71	$3.15	$5.55	$5.73
Diluted	$2.69	$3.12	$5.52	$5.69
Weighted average shares outstanding:
Basic	234,924	250,281	236,736	251,031
Diluted	236,406	252,190	238,354	252,908

Dividends per share	$0.42	$0.36	$0.84	$0.72

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	July 30,	July 31,	July 30,	July 31,
	2021	2020	2021	2020
Net income	$637,019	$787,601	$1,314,768	$1,438,047
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $86, $86, $173 and $173, respectively	243	243	485	486
Comprehensive income	$637,262	$787,844	$1,315,253	$1,438,533

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, April 30, 2021	236,205	$206,680	$3,457,160	$2,588,006	$(1,921)	$6,249,925
Net income	—	—	—	637,019	—	637,019
Dividends paid, $0.42 per common share	—	—	—	(98,304)	—	(98,304)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	243	243
Share-based compensation expense	—	—	16,370	—	—	16,370
Repurchases of common stock	(3,309)	(2,896)	—	(696,900)	—	(699,796)
Other equity and related transactions	409	358	31,320	—	—	31,678
Balances, July 30, 2021	233,305	$204,142	$3,504,850	$2,429,821	$(1,678)	$6,137,135

Balances, May 1, 2020	251,722	$220,259	$3,332,283	$3,659,804	$(2,892)	$7,209,454
Net income	—	—	—	787,601	—	787,601
Dividends paid, $0.36 per common share	—	—	—	(89,659)	—	(89,659)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	243	243
Share-based compensation expense	—	—	15,509	—	—	15,509
Repurchases of common stock	(3,184)	(2,785)	—	(598,751)	—	(601,536)
Other equity and related transactions	495	432	34,027	—	—	34,459
Balances, July 31, 2020	249,033	$217,906	$3,381,819	$3,758,995	$(2,649)	$7,356,071

Balances, January 29, 2021	240,785	$210,687	$3,446,612	$3,006,102	$(2,163)	$6,661,238
Net income	—	—	—	1,314,768	—	1,314,768
Dividends paid, $0.84 per common share	—	—	—	(198,136)	—	(198,136)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	485	485
Share-based compensation expense	—	—	39,903	—	—	39,903
Repurchases of common stock	(8,268)	(7,235)	—	(1,692,913)	—	(1,700,148)
Other equity and related transactions	788	690	18,335	—	—	19,025
Balances, July 30, 2021	233,305	$204,142	$3,504,850	$2,429,821	$(1,678)	$6,137,135

Balances, January 31, 2020	251,936	$220,444	$3,322,531	$3,162,660	$(3,135)	$6,702,500
Net income	—	—	—	1,438,047	—	1,438,047
Dividends paid, $0.72 per common share	—	—	—	(180,276)	—	(180,276)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	486	486
Share-based compensation expense	—	—	34,477	—	—	34,477
Repurchases of common stock	(3,635)	(3,180)	—	(661,436)	—	(664,616)
Other equity and related transactions	732	642	24,811	—	—	25,453
Balances, July 31, 2020	249,033	$217,906	$3,381,819	$3,758,995	$(2,649)	$7,356,071

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	July 30,	July 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,314,768	$1,438,047
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	312,682	278,617
Deferred income taxes	70,755	14,493
Noncash share-based compensation	39,903	34,477
Other noncash (gains) and losses	51,036	6,177
Change in operating assets and liabilities:
Merchandise inventories	(80,038)	283,957
Prepaid expenses and other current assets	(72,072)	(27,237)
Accounts payable	(245,382)	560,918
Accrued expenses and other liabilities	(25,479)	273,208
Income taxes	(44,080)	48,245
Other	(4,549)	(3,567)
Net cash provided by (used in) operating activities	1,317,544	2,907,335

Cash flows from investing activities:
Purchases of property and equipment	(518,466)	(424,167)
Proceeds from sales of property and equipment	1,805	1,051
Net cash provided by (used in) investing activities	(516,661)	(423,116)

Cash flows from financing activities:
Issuance of long-term obligations	—	1,494,315
Repayments of long-term obligations	(2,936)	(1,037)
Net increase (decrease) in commercial paper outstanding	18,400	(425,200)
Borrowings under revolving credit facilities	—	300,000
Repayments of borrowings under revolving credit facilities	—	(300,000)
Costs associated with issuance of debt	—	(13,574)
Repurchases of common stock	(1,700,148)	(664,616)
Payments of cash dividends	(198,107)	(180,268)
Other equity and related transactions	18,997	25,445
Net cash provided by (used in) financing activities	(1,863,794)	235,065
Net increase (decrease) in cash and cash equivalents	(1,062,911)	2,719,284
Cash and cash equivalents, beginning of period	1,376,577	240,320
Cash and cash equivalents, end of period	$313,666	$2,959,604

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$893,773	$869,137
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$119,336	$89,290

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation (which individually or together with its subsidiaries, as the context requires, is referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP for annual financial statements or those normally made in the Company’s Annual Report on Form 10-K, including the condensed consolidated balance sheet as of January 29, 2021 which was derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2021 fiscal year is scheduled to be a 52-week accounting period ending on January 28, 2022, and the 2020 fiscal year was a 52-week accounting period that ended on January 29, 2021.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of July 30, 2021 and results of operations for the 13-week and 26-week accounting periods ended July 30, 2021 and July 31, 2020 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $36.0 million and $0.1 million in the respective 13-week periods, and $48.2 million and $1.7 million in the respective 26-week periods, ended July 30, 2021 and July 31, 2020. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

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

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended July 30, 2021			13 Weeks Ended July 31, 2020
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$637,019	234,924	$2.71	$787,601	250,281	$3.15
Effect of dilutive share-based awards		1,482			1,909
Diluted earnings per share	$637,019	236,406	$2.69	$787,601	252,190	$3.12

	26 Weeks Ended July 30, 2021			26 Weeks Ended July 31, 2020
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$1,314,768	236,736	$5.55	$1,438,047	251,031	$5.73
Effect of dilutive share-based awards		1,618			1,877
Diluted earnings per share	$1,314,768	238,354	$5.52	$1,438,047	252,908	$5.69

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were less than 0.1 million in each of the respective 13-week periods, and 0.1 million and 0.3 million in the respective 26-week periods, ended July 30, 2021 and July 31, 2020.

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

As of July 30, 2021, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $8.2 million, $0.6 million and $0.0 million, respectively, for a total of $8.8 million. This total amount is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $4.1 million in the coming twelve months as a result of expiring statutes of limitations. As of July 30, 2021, approximately $8.2 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 26-week periods ended July 30, 2021 were 21.4% and 21.7% respectively compared to rates of 21.5% and 21.8% for the 13-week and 26-week periods ended July 31, 2020.

The income tax rates for the 13-week and 26-week periods in 2021 were lower than the comparable 13-week and 26-week periods in 2020 primarily due to the greater impact of permanent differences resulting from a decrease in pre-tax income for the 2021 periods compared to the 2020 periods.

4.Leases

As of July 30, 2021, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the condensed consolidated balance sheets. At July 30, 2021, the weighted-average remaining lease term for the Company’s operating leases was 9.8 years, and the weighted average discount rate for such leases was 3.8%. Operating lease costs are reflected as selling, general and administrative costs in the condensed consolidated statements of income. For the 26-week periods ended July 30, 2021 and July 31, 2020, such costs were $730.0 million and $678.6 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $735.8 million and $680.4 million, respectively, were reflected in cash flows from operating activities in the condensed consolidated statements of cash flows for the 26-week periods ended July 30, 2021 and July 31, 2020.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	July 30,	January 29,
(In thousands)	2021	2021
Revolving Facility	$—	$—
3.250% Senior Notes due April 15, 2023 (net of discount of $452 and $583)	899,548	899,417
4.150% Senior Notes due November 1, 2025 (net of discount of $372 and $412)	499,628	499,588
3.875% Senior Notes due April 15, 2027 (net of discount of $273 and $294)	599,727	599,706
4.125% Senior Notes due May 1, 2028 (net of discount of $360 and $383)	499,640	499,617
3.500% Senior Notes due April 3, 2030 (net of discount of $594 and $623)	1,006,743	999,377
4.125% Senior Notes due April 3, 2050 (net of discount of $4,901 and $4,945)	495,099	495,055
Unsecured commercial paper notes	18,400	—
Other	162,326	164,365
Debt issuance costs, net	(24,346)	(26,150)
	$4,156,765	$4,130,975

On September 10, 2019, the Company entered into an amended and restated credit agreement, providing for a $1.25 billion unsecured five-year revolving credit facility (the “Revolving Facility”) of which up to $175.0 million is available for letters of credit.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of July 30, 2021 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of July 30, 2021, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of July 30, 2021, the Company was in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of July 30, 2021, the Company had no outstanding borrowings, outstanding letters of credit of $2.9 million, and borrowing availability of approximately $1.25 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.05 billion. In addition, as of July 30, 2021, the Company had outstanding letters of credit of $53.4 million which were issued pursuant to separate agreements.

As of July 30, 2021, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of July 30, 2021, the Company’s condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $18.4 million, which had a weighted average borrowing rate of 0.15%. CP Notes totaling $181.0 million were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the condensed consolidated balance sheets.

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

During the second quarter of 2021, the Company entered into interest rate swaps on a portion of the 2030 Senior Notes. These interest rate swaps are being accounted for as fair value hedges, with the derivative asset or liability offset by a corresponding adjustment to the carrying value of the 2030 Senior Notes. Such arrangements are not material to the Company’s condensed consolidated financial statements.

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of July 30, 2021.

The following table presents the Company’s liabilities required to be measured at fair value as of July 30, 2021, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	July 30,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2021
Liabilities:
Long-term obligations (a)	$4,479,736	$180,726	$—	$4,660,462
Deferred compensation (b)	44,357	—	—	44,357
(a)	Included in the condensed consolidated balance sheet at book value as Long-term obligations of $4,156,765.
(b)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $2,444 and noncurrent Other liabilities of $41,913.

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

Except as described below and based on information currently available, the Company believes that its pending legal matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company’s consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty.  Adverse decisions and settlements, including any required changes to the Company’s business, or other developments in such matters could affect the consolidated operating results in future periods or result in liability or other amounts material to the Company’s annual consolidated financial statements.

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

The parties reached an agreement, which was granted final approval by the court on June 22, 2021, to resolve the Motor Oil MDL for an amount that is immaterial to the Company’s consolidated financial statements as a whole.

The Company previously reached agreements with the Offices of the New Mexico Attorney General and the Louisiana Attorney General to resolve, for amounts immaterial to the Company’s consolidated financial statements as a whole, allegations that the Company’s labeling, marketing and sale of certain Dollar General private-label motor oil violated New Mexico and Louisiana law (the “New Mexico and Louisiana Motor Oil Matters”).

On September 1, 2017, the Mississippi Attorney General, who also is represented by the counsel for plaintiffs in the Motor Oil MDL, filed an action in the Chancery Court of the First Judicial District of Hinds County, Mississippi alleging that the Company’s labeling, marketing and sale of certain Dollar General private-label motor oil violated Mississippi law. The Company removed this matter to Mississippi federal court on October 5, 2017, and it was transferred to the Motor Oil MDL. On July 7, 2021, the matter was remanded to Mississippi federal court.

The Company is vigorously defending these matters and believes that the labeling, marketing and sale of its private-label motor oil comply with applicable federal and state requirements and are not misleading. The Company further believes that these matters are not appropriate for class or similar treatment. At this time, however, except as to the Motor Oil MDL and the New Mexico and Louisiana Motor Oil Matters, it is not possible to predict whether these matters ultimately will be permitted to proceed as a class or in a similar fashion or the size of any putative class or classes. Likewise, except as to Motor Oil MDL and the New Mexico and Louisiana Motor Oil Matters, no assurances can be given that the Company will be successful in its defense of these matters on the merits or otherwise. Based on its belief that a loss in these matters is both probable and reasonably estimable, as noted above, during 2019, the Company recorded an accrual for an amount that is immaterial to the Company’s consolidated financial statements as a whole.

8.	Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of July 30, 2021, all of the Company’s operations were located within the United States with the exception of certain product sourcing operations, which collectively are not material with regard to assets, results of operations or otherwise to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(in thousands)	2021	2020	2021	2020
Classes of similar products:
Consumables	$6,612,950	$6,496,350	$12,991,085	$13,199,799
Seasonal	1,090,311	1,161,611	2,140,693	2,079,523
Home products	561,190	586,021	1,132,505	1,084,303
Apparel	385,747	440,259	786,879	769,065
Net sales	$8,650,198	$8,684,241	$17,051,162	$17,132,690

9.	Common stock transactions

On August 29, 2012, the Company’s Board of Directors (the “Board”) authorized a common stock repurchase program, which the Board has since increased on several occasions. On March 17, 2021, the Board authorized a $2.0 billion increase to the existing common stock repurchase program, bringing the cumulative total to $12.0 billion authorized under the program since its inception in 2012. The repurchase authorization has no expiration date and allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under any applicable debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings, including under the Revolving Facility and issuance of CP Notes discussed in further detail in Note 5.

Pursuant to its common stock repurchase program, during the 26-week periods ended July 30, 2021 and July 31, 2020, the Company repurchased in the open market approximately 8.3 million shares of its common stock at a total cost of $1.7 billion and approximately 3.6 million shares of its common stock at a total cost of $0.7 billion, respectively.

The Company paid a cash dividend of $0.42 per share during the first two quarters of 2021. On August 25, 2021, the Board declared a quarterly cash dividend of $0.42 per share, which is payable on or before October 19, 2021 to shareholders of record on October 5, 2021. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of July 30, 2021, the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the thirteen and twenty-six week periods ended July 30, 2021 and July 31, 2020, the condensed consolidated statement of cash flows for the twenty-six week periods ended July 30, 2021 and July 31, 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

Nashville, Tennessee
August 26, 2021

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

Impact of COVID-19

The COVID-19 (coronavirus) pandemic has resulted in widespread and continuing impacts on the global economy and continues to affect our business, as well as our customers, suppliers, and other business partners. In addition, the pandemic has contributed to, and may continue to contribute to, financial results that differ significantly from our historical results and seasonal variations that are significantly different from our historical patterns.

In early March 2020, we began seeing heightened demand from customers, particularly for consumable products such as paper, food and cleaning products, which continued throughout 2020, although with some variability as to the volume and product mix. Beginning in April 2020, demand significantly increased for many non-consumable products, including home, seasonal and apparel, resulting in an overall significant mix shift into non-consumable categories, which continued through the first quarter of 2021, although this trend began to reverse in the second quarter of 2021. We believe these buying patterns were influenced in part by the economic stimulus payments and enhanced unemployment benefits. We also have been acquiring new customers since the beginning of the pandemic, and we are pleased with the retention rates. Finally, general trends in customer behavior toward trip consolidation, and purchases of larger average basket amounts, which began in 2020 as customers shopped our stores less frequently than in 2019, have continued in 2021.

Heightened customer demand and the shifts in customer behavior significantly benefited our results of operations, and in particular, sales, gross profit, operating income and net income, for fiscal 2020 and the first and second quarters of 2021. We anticipate a less favorable overall net impact of the pandemic to operating income and net income for fiscal 2021 than fiscal 2020 primarily due to the moderating positive impact to our net sales and the impacts that the phase out of various economic stabilization efforts such as economic stimulus payments and enhanced unemployment benefits may have on our customers.

We expect to continue to be affected, although the extent and duration is unknown, by the COVID-19 pandemic and its effects on the economy in a variety of ways, including changing consumer demand (whether higher or lower) in certain product categories; supply chain constraints, delays and interruptions (including product shortages and vendor allocation issues); increased distribution and transportation costs; increased payroll expenses; and increased costs in an effort to maintain safe work and shopping environments. Our operating environment during COVID-19 remains very fluid, and developments in this environment, including additional government economic stabilization efforts or actions, or the failure to take such efforts or actions, may materially impact our business, results of operations and financial condition. As a result, the quarterly cadence of our results of operations may continue to vary from historical patterns for an extended period of time.

Due to the significant uncertainty surrounding the COVID-19 pandemic and its effects, including its duration; the duration and intensity of new variants; the availability, adoption rates and effectiveness of vaccines; the extent and duration of any government response efforts, programs and benefits; and impact on employment trends, consumer behavior and the supply chain, there may be consequences that we do not anticipate at this time or that develop in unexpected ways. We will continue to monitor the evolving situation, and we will continue to take actions as necessary to serve our employees, customers, communities and shareholders.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 17,683 stores located in 46 states as of July 30, 2021, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include the unemployment and underemployment rates, wage growth, changes in U.S. and global trade policy, and changes to certain government assistance programs, such as the Supplemental Nutrition Assistance Program, unemployment benefits, economic stimulus payments, and the child tax credit. In 2020 and the first half of 2021, our customers experienced impacts from many of these factors, as detailed above under “Impact of COVID-19”. We are monitoring the potential impact of changes to SNAP benefits and unemployment benefit programs, as well as the monthly payments of the child tax credit, all of which may impact our customers during the second half of 2021. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, and fuel prices; as well as cost inflation in frequently purchased household products. Finally, significant unseasonable or unusual weather patterns can impact customer shopping behaviors.

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

Historically, our sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. Prior to 2020, our sales mix had continued to shift toward consumables, and, within consumables, toward lower margin departments such as perishables. This trend did not occur in 2020 or the first quarter of 2021 (as discussed above under “Impact of COVID-19”), though we did begin to see some reversion toward the prior mix trends beginning in the second quarter of 2021. We continue to expect some sales mix challenges to persist, and we expect the mix trend reversion toward consumables will continue. Several of our initiatives, including certain of those discussed below, are intended to address these mix challenges; however, there can be no assurances that these efforts will be successful.

We continue to make progress on and invest in certain strategic initiatives that we believe will help drive profitable sales growth, both with new and existing customers, and capture long-term growth opportunities. Such opportunities include leveraging existing and developing new digital tools and technology to provide our customers with additional shopping access points and even greater convenience. This technology includes our Dollar General app, which contains a variety of tools to enhance the in-store shopping experience. Additionally, DG Pickup, which is a buy online, pickup in-store initiative, is now available in more than 17,000 stores across the chain. Further, our non-consumables initiative, which offers a new, differentiated and limited assortment that will change throughout the year, is contributing to improved overall sales and gross margin performance in stores where it has been deployed. We plan to significantly expand the number of stores with the full or “lite” version of our non-consumables initiative offering in 2021, and to complete our initial rollout of the non-consumables initiative in the vast majority of our Dollar General stores by the end of fiscal 2022.

Additionally, in the third quarter of 2020, we introduced pOpshelf, a unique retail concept that incorporates certain of the lessons learned from NCI in a differentiated format that is focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. At the end of the second quarter of 2021, we operated 16 standalone pOpshelf locations and two pOpshelf store-within-a-store offerings within existing Dollar General Market stores. Our goal is to operate up to 50 pOpshelf locations, as well as up to 25 pOpshelf store-within-a-store offerings by the end of fiscal 2021.

In the second quarter of 2021, we completed our rollout of the “DG Fresh” initiative, a self-distribution model for frozen and refrigerated products that is designed to reduce product costs, enhance item assortment, improve our in-stock position, and enhance sales. DG Fresh contributed to our strong sales performance in the first half of 2021, driven by higher in-stock levels and the introduction of new products in select stores. In addition, DG Fresh benefitted gross profit in the first half of 2021 through improved initial markups on inventory purchases, which were partially offset by increased distribution and transportation costs. DG Fresh now serves essentially all stores across the chain, and we expect the overall net benefit to our financial results to continue throughout 2021. Moving forward, we plan to focus on further optimization of the distribution footprint and product assortment within DG Fresh to further drive profitable sales growth.

To support our other operating priorities, we remain focused on capturing growth opportunities. In the first half of 2021, we opened 530 new stores, remodeled 1,020 stores, and relocated 58 stores. For 2021, we plan to open approximately 1,050 new stores (including any pOpshelf stores), remodel approximately 1,750 stores, and relocate approximately 100 stores, for a total of 2,900 real estate projects.

We continue to innovate within our channel and are able to utilize the most productive of our various Dollar General store formats based on the specific market opportunity. We recently introduced two new larger format stores (one at approximately 8,500 square feet and the other at approximately 9,500 square feet), which allows us to further expand our offering and our ability to serve our customers. We expect the 8,500 square foot box, along with our existing Dollar General Plus format of a similar size, to become our base prototypes for the majority of new stores moving forward, replacing our traditional 7,300 square foot store format and higher-cooler count Dollar General Traditional Plus format. The innovation in store formats is expected to allow us to capture additional growth opportunities within our existing markets. Additionally, the larger formats allow for expanded high-capacity-cooler counts; an extended queue line; and a broader product assortment, including NCI, a larger health and beauty section, and produce in select stores. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base. These lessons contribute to innovation in developing new formats, with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity. Additionally, we have a smaller format store (less than 6,000 square feet), which is expected to allow us to capture growth opportunities in urban areas.

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

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces, including labor availability, increases in minimum wage rates and increases in property rents. Further federal, state and/or local minimum wage increases could have a material negative impact on our operating expenses, although the magnitude and timing of such impact is uncertain. We have experienced incremental payroll, distribution and transportation costs related to the COVID-19 pandemic and its associated impacts. Labor shortages and shipping capacity shortages continue to pressure our business, resulting in significantly higher supply chain costs and shipping delays in some instances. As we move through 2021, we expect continued inflationary pressures due to higher input costs will continue to affect us as well as our vendors, including higher commodity, transportation and other costs, all of which may result in continued pressure to our operating results. While we expect these challenges to persist, certain of our initiatives and plans are intended to help offset these challenges; however, they are somewhat dependent on the scale and timing of the increases, among other factors. There can be no assurance that our mitigation efforts will be successful.

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

To further enhance shareholder returns, we repurchased shares of our common stock and paid quarterly cash dividends in the first half of 2021. We expect to continue our share repurchase activity, and to pay quarterly cash dividends, throughout the remainder of 2021, subject to Board discretion and approval.

We utilize key performance indicators (“KPIs”) in the management of our business. Our KPIs include same-store sales, average sales per square foot, and inventory turnover. Same-store sales are calculated based upon stores that were open at least 13 full fiscal months and remain open at the end of the reporting period. We include stores that have been remodeled, expanded or relocated in our same-store sales calculation. Changes in same-store sales are calculated based on the comparable 52 calendar weeks in the current and prior years. The method of calculating same-store sales varies across the retail industry. As a result, our calculation of same-store sales is not necessarily comparable to similarly titled measures reported by other companies. Net sales per square foot is calculated based on total sales for the preceding 12 months as of the ending date of the reporting period divided by the average selling square footage during the period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters. Inventory turnover is calculated based on total cost of goods sold for the preceding four quarters divided by the average inventory balance as of the ending date of the reporting period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters. Each of these measures is commonly used by investors in retail companies to measure the health of the business. We use these measures to maximize profitability and for decisions about the allocation of resources.

A continued focus on our four operating priorities as discussed above contributed to our overall operating and financial performance in the 2021 and 2020 periods, which were enhanced by increased consumer demand, as discussed above under “Impact of Covid-19”.

Highlights of our 2021 second quarter results of operations compared to the 2020 second quarter and our financial condition at July 30, 2021 are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales decreased 0.4% to $8.65 billion. Sales in same-stores decreased 4.7% primarily reflecting a decrease in customer traffic. Average sales per square foot for all stores over the 52-week period ended July 30, 2021 was $265.

●	Gross profit, as a percentage of net sales, was 31.6% in the 2021 period and 32.5% in the 2020 period, a decrease of 80 basis points, primarily reflecting increased transportation costs and an increased LIFO provision.

●	SG&A expense, as a percentage of net sales, was 21.8% in the 2021 period compared to 20.4% in the 2020 period, an increase of 138 basis points, due in part to higher retail labor and store occupancy costs as a percentage of net sales.

●	Operating profit decreased 18.5% to $0.85 billion in the 2021 period compared to $1.04 billion in the 2020 period.

●	Interest expense increased by $0.1 million in the 2021 period.

●	The effective income tax rate for the 2021 period was 21.4% compared to a rate of 21.5% for the 2020 period primarily due to a greater impact of permanent income tax differences in the 2021 period.

●	Net income was $637.0 million, or $2.69 per diluted share, in the 2021 period compared to net income of $787.6 million, or $3.12 per diluted share, in the 2020 period.

Highlights of the year-to-date period of 2020 include:

●	Cash generated from operating activities was $1.32 billion for the 2021 period, a decrease of $1.59 billion, or 54.7%, from the comparable 2020 period.

●	Total cash dividends of $198.1 million, or $0.84 per share, were paid during the 2021 period, compared to $180.3 million, or $0.72 per share, in the comparable 2020 period.

●	Inventory turnover was 4.6 times on a rolling four-quarter basis. On a per store basis, inventories at July 30, 2021 increased by 13.7% compared to the balances at July 31, 2020.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year periods as compared with the prior year periods as well as our financial condition at July 30, 2021.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2021 and 2020, which represent the 52-week fiscal years ending or ended January 28, 2022 and January 29, 2021, respectively. References to the second quarter accounting periods for 2021 and 2020 contained herein refer to the 13-week accounting periods ended July 30, 2021 and July 31, 2020, respectively.

Seasonality. The nature of our business is somewhat seasonal. Primarily because of sales of Christmas-related merchandise, operating profit in our fourth quarter (November, December and January) has historically been higher than operating profit in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods. Consumer behavior driven by the COVID-19 pandemic and the U.S. government’s response thereto, including economic stimulus legislation, has resulted in a departure from seasonal norms we have experienced in recent years and may continue to disrupt the historical quarterly cadence of our results of operations for an unknown period of time.

The following table contains results of operations data for the second 13-week periods and the 26-week periods of 2021 and 2020, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2021 vs. 2020		26 Weeks Ended		2021 vs. 2020
(amounts in millions, except	July 30,	July 31,	Amount	%	July 30,	July 31,	Amount	%
per share amounts)	2021	2020	Change	Change	2021	2020	Change	Change
Net sales by category:
Consumables	$6,613.0	$6,496.4	$116.6	1.8%	$12,991.1	$13,199.8	$(208.7)	(1.6)%
% of net sales	76.45%	74.81%			76.19%	77.04%
Seasonal	1,090.3	1,161.6	(71.3)	(6.1)	2,140.7	2,079.5	61.2	2.9
% of net sales	12.60%	13.38%			12.55%	12.14%
Home products	561.2	586.0	(24.8)	(4.2)	1,132.5	1,084.3	48.2	4.4
% of net sales	6.49%	6.75%			6.64%	6.33%
Apparel	385.7	440.3	(54.5)	(12.4)	786.9	769.1	17.8	2.3
% of net sales	4.46%	5.07%			4.61%	4.49%
Net sales	$8,650.2	$8,684.2	$(34.0)	(0.4)%	$17,051.2	$17,132.7	$(81.5)	(0.5)%
Cost of goods sold	5,912.5	5,866.0	46.5	0.8	11,557.8	11,718.8	(160.9)	(1.4)
% of net sales	68.35%	67.55%			67.78%	68.40%
Gross profit	2,737.7	2,818.2	(80.6)	(2.9)	5,493.3	5,413.9	79.4	1.5
% of net sales	31.65%	32.45%			32.22%	31.60%
Selling, general and administrative expenses	1,888.1	1,775.6	112.5	6.3	3,734.9	3,504.5	230.4	6.6
% of net sales	21.83%	20.45%			21.90%	20.46%
Operating profit	849.6	1,042.6	(193.1)	(18.5)	1,758.4	1,909.4	(151.0)	(7.9)
% of net sales	9.82%	12.01%			10.31%	11.14%
Interest expense	39.4	39.3	0.1	0.3	79.8	69.8	10.0	14.3
% of net sales	0.46%	0.45%			0.47%	0.41%
Income before income taxes	810.1	1,003.3	(193.2)	(19.3)	1,678.6	1,839.6	(161.0)	(8.8)
% of net sales	9.37%	11.55%			9.84%	10.74%
Income tax expense	173.1	215.7	(42.6)	(19.7)	363.8	401.5	(37.7)	(9.4)
% of net sales	2.00%	2.48%			2.13%	2.34%
Net income	$637.0	$787.6	$(150.6)	(19.1)%	$1,314.8	$1,438.0	$(123.3)	(8.6)%
% of net sales	7.36%	9.07%			7.71%	8.39%
Diluted earnings per share	$2.69	$3.12	$(0.43)	(13.8)%	$5.52	$5.69	$(0.17)	(3.0)%

13 WEEKS ENDED JULY 30, 2021 AND JULY 31, 2020

Net Sales. The net sales decrease in the 2021 period was primarily due to a same-store sales decrease of 4.7% compared to the 2020 period. We believe the effect of the onset of the COVID-19 pandemic on consumer behavior had a significant positive effect on net sales and same-store sales, particularly in the 2020 period in our non-consumable categories, which affects the comparisons between periods. For the 2021 period, there were 16,488 same-stores which accounted for sales of $8.2 billion. The decrease in same-store sales primarily reflects a decline in customer traffic, partially offset by an increase in average transaction amount which was driven by higher average item retail prices. Same-store sales declined in all categories with the largest percentage decrease in the apparel category. Net sales were positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2021 period, gross profit decreased by 2.9%, and as a percentage of net sales decreased by 80 basis points to 31.6%, compared to the 2020 period. Increased transportation costs and an increased LIFO provision contributed to the decrease in the gross profit rate. In recent years a greater percentage of our sales have come from our consumables category, which generally has a lower gross profit rate than our other product categories, creating downward pressure on our overall gross profit rate. This sales trend began to reverse in the second quarter of 2020 and continued each subsequent quarter through the first quarter of 2021, as non-consumables sales increased at a higher rate than consumables sales. In relative terms, the mix of sales shifted back to consumables in the current year period, which also contributed to the decrease in the gross profit rate, along with an increase in inventory damages. These factors were partially offset by higher inventory markups and a reduction in inventory shrink as a percentage of net sales.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 21.8% as a percentage of net sales in the 2021 period compared to 20.4% in the comparable 2020 period, an increase of 138 basis points, which was primarily impacted by the reduction in net sales in the 2021 period. The primary expenses that were a greater percentage of net sales in the current year period were retail labor, store occupancy costs, employee benefits, depreciation and amortization, utilities, workers’ compensation and general liability expenses, and taxes and licenses, partially offset by lower incentive compensation expense.

Interest Expense. Interest expense increased by $0.1 million to $39.4 million in the 2021 period.

Income Taxes. The effective income tax rate for the 2021 period was 21.4% compared to a rate of 21.5% for the 2020 period which represents a net decrease of 0.1 percentage points. The tax rate for the 2021 period was lower than the comparable 2020 period primarily due to a greater impact of permanent differences resulting from a decrease in pre-tax income for the 2021 period compared to the 2020 period.

26 WEEKS ENDED JULY 30, 2021 AND JULY 31, 2020

Net Sales. The net sales decrease in the 2021 period reflects a same-store sales decrease of 4.7% compared to the 2020 period. For the 2021 period, there were 16,488 same-stores which accounted for sales of $16.2 billion. The decrease in same-store sales reflects a decline in customer traffic partially offset by an increase in average transaction amount which was driven by higher average item retail prices. Same-store sales decreased in all categories, with the largest percentage decrease in the consumables category. Net sales were positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2021 period, gross profit increased by 1.5%, and as a percentage of net sales increased by 62 basis points to 32.2% compared to the 2020 period. Higher inventory markups, a lower inventory shrink rate and a reduction in markdowns as a percentage of net sales each contributed to the increase in the gross profit rate. In addition, consumables sales decreased while non-consumables sales increased in the current year period, which also contributed to the increase in the gross profit rate. These factors were partially offset by increased transportation costs, an increased LIFO provision, and increased inventory damages.

Selling, General & Administrative Expenses. SG&A was 21.9% as a percentage of net sales in the 2021 period compared to 20.5% in the comparable 2020 period, an increase of 144 basis points, which was primarily impacted by the reduction in net sales. The primary expenses that were a higher percentage of net sales in the current year period were retail labor, store occupancy costs, depreciation and amortization, utilities, taxes and licenses, workers’ compensation and general liability expenses, employee benefits and administrative compensation (driven by share-based compensation), partially offset by lower incentive compensation expense.

Interest Expense. Interest expense increased by $10.0 million to $79.8 million in the 2021 period primarily due to higher outstanding debt balances in connection with the issuance of debt in the 2020 period.

Income Taxes. The effective income tax rate for the 2021 period was 21.7% compared to a rate of 21.8% for the 2020 period which represents a net decrease of 0.1 percentage points. The tax rate for the 2021 period was lower than the comparable 2020 period primarily due to a greater impact of permanent differences resulting from a decrease in pre-tax income for the 2021 period compared to the 2020 period.

Liquidity and Capital Resources

At July 30, 2021, we had a $1.25 billion unsecured revolving credit agreement (the “Revolving Facility”), $4.0 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability in the form of commercial paper notes (“CP Notes”) of up to $1.0 billion. At July 30, 2021, we had total consolidated outstanding long-term obligations of $4.2 billion, most of which was in the form of senior notes. All of our material borrowing arrangements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described below.

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

For the remainder of fiscal 2021, we anticipate potential combined borrowings under the Revolving Facility and our CP Notes to be a maximum of approximately $900 million outstanding at any one time.

Revolving Credit Facility

On September 10, 2019, we entered into the Revolving Facility consisting of a $1.25 billion senior unsecured revolving credit facility of which up to $175.0 million is available for the issuance of letters of credit and which is scheduled to mature on September 10, 2024.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of July 30, 2021 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of July 30, 2021, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of July 30, 2021, we were in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of July 30, 2021, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $2.9 million, and borrowing availability of approximately $1.25 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.05 billion at July 30, 2021. In addition, as of July 30, 2021 we had outstanding letters of credit of $53.4 million which were issued pursuant to separate agreements.

Commercial Paper

We may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of July 30, 2021, our condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $18.4 million, which had a weighted average interest rate of 0.15%. CP Notes totaling $181.0 million were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 52% of our total assets exclusive of operating lease assets, goodwill and other intangible assets as of July 30, 2021. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

As described in Note 7 to the unaudited condensed consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity.

Our senior unsecured debt is rated “Baa2,” by Moody’s with a stable outlook and “BBB” by Standard & Poor’s with a stable outlook, and our commercial paper program is rated “P-2” by Moody’s and “A-2” by Standard and Poor’s, respectively. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will maintain or improve our current credit ratings.

Unless otherwise noted, all references to the 2021 and 2020 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 26-week periods ended July 30, 2021 and July 31, 2020, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $1.32 billion in the 2021 period, which represents a $1.59 billion decrease compared to the 2020 period. Net income decreased $123.3 million in the 2021 period compared to the 2020 period. Changes in merchandise inventories resulted in a $80.0 million decrease in the 2021 period as compared to an increase of $284.0 million in the 2020 period as further discussed below. Changes in accounts payable resulted in a $245.4 million decrease in the 2021 period compared to a $560.9 million increase in the 2020 period, due primarily to the timing of receipts and payments. Changes in accrued expenses and other liabilities resulted in a $25.5 million decrease in the 2021 period compared to an $273.2 million increase in the 2020 period, due in part to the timing of regular and discretionary incentive compensation accruals and payments. Changes in income taxes in the 2021 period compared to the 2020 period are primarily due to the timing of payments for income taxes.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Inventory levels in the 2020 period were lower than we had experienced in prior recent years and is reflective of changes in consumer behavior and, to a lesser extent, supply chain disruption caused by the onset of the COVID-19 pandemic. In addition, we strategically accelerated certain inventory purchases during the 2021 period, particularly in select non-consumable categories, in anticipation of the supply chain constraints discussed above. Total merchandise inventories increased by 1% in the 2021 period and decreased by 6% in the 2020 period, with changes in our four inventory categories as follows: consumables increased by 1% compared to a 1% decrease; seasonal decreased 1% compared to a 12% decrease; home products increased by 14% compared to a 13% decrease; and apparel decreased by 15% compared to a 24% decrease.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2021 period included the following approximate amounts: $248 million for improvements, upgrades, remodels and relocations of existing stores; $126 million for distribution and transportation-related capital expenditures; $125 million related to store facilities, primarily for leasehold improvements, fixtures and equipment in new stores; and $19 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2021 period, we opened 530 new stores and remodeled or relocated 1,078 stores.

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

Capital expenditures for 2021 are currently projected to be in the range of $1.1 billion to $1.2 billion. We anticipate funding 2021 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth through the development of new stores and the remodel or relocation of existing stores. Capital expenditures in 2021 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology and other strategic initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. In the 2020 period, net proceeds from the issuance of the 2030 Senior Notes and 2050 Senior Notes totaled $1.5 billion. Net commercial paper borrowings increased by $18.4 million in the 2021 period and decreased by $425.2 million in the 2020 period. There were no borrowings or repayments under the Revolving Facility during the 2021 period, and such borrowings and repayments in the 2020 period were $300.0 million each. Also during the 2021 and 2020 periods, we repurchased 8.3 million and 3.6 million shares of our common stock at a total cost of $1.7 billion and $0.7 billion, respectively, and paid cash dividends of $198.1 million and $180.3 million, respectively.

Share Repurchase Program

As of July 30, 2021 our common stock repurchase program had a total remaining authorization of approximately $0.98 billion. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements and other factors. The repurchase program has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended July 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information regarding purchases of our common stock made during the quarter ended July 30, 2021 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(a)	or Programs(a)
05/01/21-05/31/21	122,212	$204.56	122,212	$1,653,963,000
06/01/21-06/30/21	2,408,180	$209.18	2,408,180	$1,150,216,000
07/01/21-07/30/21	779,258	$219.50	779,258	$979,167,000
Total	3,309,650	$211.44	3,309,650	$979,167,000
(a)	On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on March 17, 2021 to increase the repurchase authorization by $2.0 billion, bringing the cumulative total value of authorized share repurchases under the program since its inception to $12.0 billion. Under the authorization, repurchases may be made from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. This repurchase authorization has no expiration date.

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act, throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “can,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “project,” “predict,” “plan,” “estimate,” “outlook,” “future,” “aim,” “goal,” “seek,” “strive,” “intend,” “improve,” “position,” “opportunities,” “ongoing,” “likely,” “scheduled,” “potential,” “subject to,” “focused on,” “long-term,” “uncertain,” or “continue,” and similar expressions that concern our strategies, plans, initiatives, intentions, outlook or beliefs about future occurrences or results. For example, forward-looking statements include all statements relating to, among others, our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including but not limited to the number of planned store openings, remodels and relocations, store formats or concepts, progress of strategic (including our non-consumables and digital initiatives, DG Fresh, Fast Track, and pOpshelf), merchandising, distribution and transportation efficiencies, and margin enhancing initiatives, trends in sales of consumable and non-consumable products, customer traffic and basket size, and level of future costs and expenses; expectations regarding inflationary and labor pressures and supply chain challenges; potential future stock repurchases and cash dividends; anticipated borrowing under the Revolving Facility and our commercial paper program; potential impact of the COVID-19 pandemic; potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including the potential increase of federal, state and/or local minimum wage rates , as well as changes to SNAP benefits, unemployment benefits and child tax credits; and expected outcome or effect of pending or threatened legal disputes, litigation or audits.

Forward-looking statements are subject to risks, uncertainties and other factors that may change at any time and may cause our actual results to differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts as of the date of this document, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors on future results, and we cannot anticipate all factors that could affect future results that may be important to you. Important factors that could cause actual results to differ materially from the expectations expressed in or implied by our forward-looking statements include, but are not limited to:

●	risks related to the COVID-19 pandemic, including but not limited to, the effects on our supply chain, distribution network, store and distribution center growth, store and distribution center closures, transportation and distribution costs, SG&A expenses, share repurchase activity, and cybersecurity risk profile, as well as the effects on domestic and foreign economies, the global supply chain, labor availability and customers’ spending patterns;

●	economic factors, including but not limited to employment levels; inflation; pandemics; higher fuel, energy, healthcare and housing costs, interest rates, consumer debt levels, and tax rates; tax law changes that negatively affect credits and refunds; lack of available credit; decreases in, or elimination of, government stimulus payments and government subsidies such as unemployment and food/nutrition assistance programs; commodity rates; transportation, lease and insurance costs; wage rates (including the heightened possibility of increased federal, state and/or local minimum wage rates); foreign exchange rate fluctuations; measures or events that create barriers to or increase the costs of international trade (including increased import duties or tariffs); and changes in laws and regulations and their effect on as applicable, customer spending and disposable income, our ability to execute our strategies and initiatives, our cost of goods sold, our SG&A expenses (including real estate costs), and our sales and profitability;

●	failure to achieve or sustain our strategies and initiatives, including those relating to merchandising, real estate and new store development, store formats and concepts, digital, shrink, sourcing, private brand, inventory management, supply chain, store operations, expense reduction, technology, our Fresh initiative and our Fast Track initiative;

●	competitive pressures and changes in the competitive environment and the geographic and product markets where we operate, including, but not limited to, pricing, promotional activity, expanded availability of mobile, web-based and other digital technologies, and alliances or other business combinations;

●	failure to timely and cost-effectively execute our real estate projects or to anticipate or successfully address the challenges imposed by our expansion, including into new states, markets or urban areas;

●	levels of inventory shrinkage;

●	failure to successfully manage inventory balances;

●	failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws;

●	damage or interruption to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing or implementing new technology;

●	a significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory, or delays in constructing, opening or staffing new distribution centers;

●	risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade;

●	natural disasters, unusual weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises, political or civil unrest, acts of violence or terrorism, and disruptive global political events;

●	product liability, product recall or other product safety or labeling claims;

●	incurrence of material uninsured losses, excessive insurance costs or accident costs;

●	failure to attract, develop and retain qualified employees while controlling labor costs (including the heightened possibility of increased federal, state and/or local minimum wage rates) and other labor issues;

●	loss of key personnel or inability to hire additional qualified personnel;

●	risks associated with our private brands, including, but not limited to, our level of success in improving their gross profit rate;

●	seasonality of our business;

●	the impact of changes in or noncompliance with governmental regulations and requirements (including, but not limited to, those dealing with the sale of products, including without limitation, product and food safety, marketing or labeling; information security and privacy; labor and employment; employee wages and benefits (including the heightened possibility of increased federal, state and/or local minimum wage rates); health and safety; imports and customs; and environmental compliance, as well as tax laws (including those related to the corporate tax rate), the interpretation of existing tax laws, or our failure to sustain our reporting positions negatively affecting our tax rate) and developments in or outcomes of private actions, class actions, multi-district litigation, arbitrations, derivative actions, administrative proceedings, regulatory actions or other litigation;

●	new accounting guidance or changes in the interpretation or application of existing guidance;

●	deterioration in market conditions, including market disruptions, limited liquidity and interest rate fluctuations, or changes in our credit profile;

●	factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended January 29, 2021; and

●	factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

All forward-looking statements are qualified in their entirety by these and other cautionary statements that we make from time to time in our other Securities and Exchange Commission filings and public communications. You should evaluate forward-looking statements in the context of these risks, uncertainties and other factors and are cautioned to not place undue reliance on such forward-looking statements. These factors may not contain all of the material factors that are important to you. We cannot assure you that we will realize the results or developments we anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements in this report are made only as of the date hereof. We undertake no obligation, and specifically disclaim any duty, to update or revise any forward-looking statement as a result of new information, future events or circumstances, or otherwise, except as otherwise required by law.

You should also be aware that while we do, from time to time, communicate with securities analysts and others, it is against our policy to disclose to them any material, nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any securities analyst regardless of the content of the statement or report. Furthermore, we have a policy against confirming projections, forecasts or opinions issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the SEC on June 1, 2021 (file no. 001-11421))

10.1

Form of Restricted Stock Unit Award Agreement (approved May 25, 2021) for May 2021 awards to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, filed with the SEC on May 27, 2021 (file no. 001-11421))

10.2

Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Appendix A to Dollar General Corporation’s 2021 Definitive Proxy Statement, filed with the SEC on April 1, 2021 (file no. 001-11421))

10.3

Form of Stock Option Award Agreement (approved August 24, 2021) for awards beginning August 24, 2021 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan

10.4

Employment Agreement, effective June 3, 2021, between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the SEC on June 1, 2021 (file no. 001-11421))

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2021 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	August 26, 2021	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer