Form 10-Q
period 2021-10-29
DOLLAR GENERAL CORP
filed 2021-12-02
CIK 29534

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2021

or

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

The Registrant had 231,706,504 shares of common stock outstanding on November 26, 2021.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 29,	January 29,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$488,662	$1,376,577
Merchandise inventories	5,298,859	5,247,477
Income taxes receivable	120,374	90,760
Prepaid expenses and other current assets	273,939	199,405
Total current assets	6,181,834	6,914,219
Net property and equipment	4,177,871	3,899,997
Operating lease assets	9,982,666	9,473,330
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,780	1,199,870
Other assets, net	44,562	36,619
Total assets	$25,925,302	$25,862,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$1,157,245	$1,074,079
Accounts payable	3,532,639	3,614,089
Accrued expenses and other	1,039,222	1,006,552
Income taxes payable	11,393	16,063
Total current liabilities	5,740,499	5,710,783
Long-term obligations	4,127,426	4,130,975
Long-term operating lease liabilities	8,808,514	8,385,388
Deferred income taxes	781,231	710,549
Other liabilities	277,831	263,691
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	202,743	210,687
Additional paid-in capital	3,527,285	3,446,612
Retained earnings	2,461,208	3,006,102
Accumulated other comprehensive loss	(1,435)	(2,163)
Total shareholders’ equity	6,189,801	6,661,238
Total liabilities and shareholders' equity	$25,925,302	$25,862,624

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	October 29,	October 30,	October 29,	October 30,
	2021	2020	2021	2020
Net sales	$8,517,839	$8,199,625	$25,569,001	$25,332,315
Cost of goods sold	5,898,400	5,631,385	17,456,235	17,350,148
Gross profit	2,619,439	2,568,240	8,112,766	7,982,167
Selling, general and administrative expenses	1,953,851	1,795,110	5,688,760	5,299,626
Operating profit	665,588	773,130	2,424,006	2,682,541
Interest expense	39,198	40,298	119,020	110,117
Income before income taxes	626,390	732,832	2,304,986	2,572,424
Income tax expense	139,359	158,572	503,187	560,117
Net income	$487,031	$574,260	$1,801,799	$2,012,307
Earnings per share:
Basic	$2.09	$2.32	$7.66	$8.06
Diluted	$2.08	$2.31	$7.61	$8.00
Weighted average shares outstanding:
Basic	232,491	247,131	235,321	249,731
Diluted	234,026	249,063	236,911	251,627

Dividends per share	$0.42	$0.36	$1.26	$1.08

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 39 weeks ended
	October 29,	October 30,	October 29,	October 30,
	2021	2020	2021	2020
Net income	$487,031	$574,260	$1,801,799	$2,012,307
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $87, $87, $260, and $260, respectively	243	243	728	729
Comprehensive income	$487,274	$574,503	$1,802,527	$2,013,036

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, July 30, 2021	233,305	$204,142	$3,504,850	$2,429,821	$(1,678)	$6,137,135
Net income	—	—	—	487,031	—	487,031
Dividends paid, $0.42 per common share	—	—	—	(97,313)	—	(97,313)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	243	243
Share-based compensation expense	—	—	19,615	—	—	19,615
Repurchases of common stock	(1,633)	(1,428)	—	(358,331)	—	(359,759)
Other equity and related transactions	34	29	2,820	—	—	2,849
Balances, October 29, 2021	231,706	$202,743	$3,527,285	$2,461,208	$(1,435)	$6,189,801

Balances, July 31, 2020	249,033	$217,906	$3,381,819	$3,758,995	$(2,649)	$7,356,071
Net income	—	—	—	574,260	—	574,260
Dividends paid, $0.36 per common share	—	—	—	(88,362)	—	(88,362)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	243	243
Share-based compensation expense	—	—	16,889	—	—	16,889
Repurchases of common stock	(4,408)	(3,858)	—	(898,072)	—	(901,930)
Other equity and related transactions	375	327	28,021	—	—	28,348
Balances, October 30, 2020	245,000	$214,375	$3,426,729	$3,346,821	$(2,406)	$6,985,519

Balances, January 29, 2021	240,785	$210,687	$3,446,612	$3,006,102	$(2,163)	$6,661,238
Net income	—	—	—	1,801,799	—	1,801,799
Dividends paid, $1.26 per common share	—	—	—	(295,449)	—	(295,449)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	728	728
Share-based compensation expense	—	—	59,518	—	—	59,518
Repurchases of common stock	(9,901)	(8,663)	—	(2,051,244)	—	(2,059,907)
Other equity and related transactions	822	719	21,155	—	—	21,874
Balances, October 29, 2021	231,706	$202,743	$3,527,285	$2,461,208	$(1,435)	$6,189,801

Balances, January 31, 2020	251,936	$220,444	$3,322,531	$3,162,660	$(3,135)	$6,702,500
Net income	—	—	—	2,012,307	—	2,012,307
Dividends paid, $1.08 per common share	—	—	—	(268,638)	—	(268,638)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	729	729
Share-based compensation expense	—	—	51,366	—	—	51,366
Repurchases of common stock	(8,043)	(7,038)	—	(1,559,508)	—	(1,566,546)
Other equity and related transactions	1,107	969	52,832	—	—	53,801
Balances, October 30, 2020	245,000	$214,375	$3,426,729	$3,346,821	$(2,406)	$6,985,519

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	October 29,	October 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,801,799	$2,012,307
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	474,945	424,466
Deferred income taxes	70,422	11,207
Noncash share-based compensation	59,518	51,366
Other noncash (gains) and losses	114,922	9,266
Change in operating assets and liabilities:
Merchandise inventories	(160,097)	(352,261)
Prepaid expenses and other current assets	(70,038)	(13,525)
Accounts payable	(61,756)	919,806
Accrued expenses and other liabilities	36,910	357,320
Income taxes	(34,284)	(32,251)
Other	(5,625)	(4,161)
Net cash provided by (used in) operating activities	2,226,716	3,383,540

Cash flows from investing activities:
Purchases of property and equipment	(779,406)	(697,598)
Proceeds from sales of property and equipment	3,968	1,587
Net cash provided by (used in) investing activities	(775,438)	(696,011)

Cash flows from financing activities:
Issuance of long-term obligations	—	1,494,315
Repayments of long-term obligations	(5,712)	(2,564)
Net increase (decrease) in commercial paper outstanding	—	(425,200)
Borrowings under revolving credit facilities	—	300,000
Repayments of borrowings under revolving credit facilities	—	(300,000)
Costs associated with issuance of debt	—	(13,574)
Repurchases of common stock	(2,059,907)	(1,566,546)
Payments of cash dividends	(295,420)	(268,630)
Other equity and related transactions	21,846	53,793
Net cash provided by (used in) financing activities	(2,339,193)	(728,406)
Net increase (decrease) in cash and cash equivalents	(887,915)	1,959,123
Cash and cash equivalents, beginning of period	1,376,577	240,320
Cash and cash equivalents, end of period	$488,662	$2,199,443

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$1,373,392	$1,319,711
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$98,421	$100,288

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of October 29, 2021 and results of operations for the 13-week and 39-week accounting periods ended October 29, 2021 and October 30, 2020 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $60.5 million and $1.6 million in the respective 13-week periods, and $108.7 million and $3.3 million in the respective 39-week periods, ended October 29, 2021 and October 30, 2020. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards updates pertaining to reference rate reform. This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of LIBOR, related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended October 29, 2021			13 Weeks Ended October 30, 2020
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$487,031	232,491	$2.09	$574,260	247,131	$2.32
Effect of dilutive share-based awards		1,535			1,932
Diluted earnings per share	$487,031	234,026	$2.08	$574,260	249,063	$2.31

	39 Weeks Ended October 29, 2021			39 Weeks Ended October 30, 2020
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$1,801,799	235,321	$7.66	$2,012,307	249,731	$8.06
Effect of dilutive share-based awards		1,590			1,896
Diluted earnings per share	$1,801,799	236,911	$7.61	$2,012,307	251,627	$8.00

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were less than 0.1 million in each of the respective 13-week periods, and less than 0.1 million and 0.2 million in the respective 39-week periods, ended October 29, 2021 and October 30, 2020.

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

The Company’s 2017 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2018 through 2020 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, with few exceptions, the Company’s 2017 and later tax years remain open for examination by the various state taxing authorities.

As of October 29, 2021, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $8.3 million, $0.7 million and $0.0 million, respectively, for a total of $9.0 million. This total amount is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $2.2 million in the coming twelve months as a result of expiring statutes of limitations. As of October 29, 2021, approximately $8.3 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 39-week periods ended October 29, 2021 were 22.2% and 21.8% respectively compared to rates of 21.6% and 21.8% for the 13-week and 39-week periods ended October 30,

2020. The primary factors affecting the income tax rates for the 13-week and 39-week periods in 2021 compared to the 13-week and 39-week periods in 2020 were changes in the state effective tax rate, a reduced benefit associated with share-based compensation, an increase in uncertain tax positions and greater benefit associated with federal tax credits.

4.Leases

As of October 29, 2021, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the condensed consolidated balance sheets. At October 29, 2021, the weighted-average remaining lease term for the Company’s operating leases was 9.8 years, and the weighted average discount rate for such leases was 3.7%. Operating lease costs are reflected as selling, general and administrative costs in the condensed consolidated statements of income. For the 39-week periods ended October 29, 2021 and October 30, 2020, such costs were $1.11 billion and $1.03 billion, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $1.11 billion and $1.03 billion, respectively, were reflected in cash flows from operating activities in the condensed consolidated statements of cash flows for the 39-week periods ended October 29, 2021 and October 30, 2020.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	October 29,	January 29,
(In thousands)	2021	2021
Revolving Facility	$—	$—
3.250% Senior Notes due April 15, 2023 (net of discount of $386 and $583)	899,614	899,417
4.150% Senior Notes due November 1, 2025 (net of discount of $352 and $412)	499,648	499,588
3.875% Senior Notes due April 15, 2027 (net of discount of $262 and $294)	599,738	599,706
4.125% Senior Notes due May 1, 2028 (net of discount of $348 and $383)	499,652	499,617
3.500% Senior Notes due April 3, 2030 (net of discount of $579 and $623)	997,086	999,377
4.125% Senior Notes due April 3, 2050 (net of discount of $4,879 and $4,945)	495,121	495,055
Unsecured commercial paper notes	—	—
Other	160,001	164,365
Debt issuance costs, net	(23,434)	(26,150)
	$4,127,426	$4,130,975

On September 10, 2019, the Company entered into an amended and restated credit agreement, providing for a $1.25 billion unsecured five-year revolving credit facility (the “Revolving Facility”) of which up to $175.0 million is available for letters of credit.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of October 29, 2021 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of October 29, 2021, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of October 29, 2021, the Company was in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of October 29, 2021, the Company had no outstanding borrowings, outstanding letters of credit of $1.9 million, and borrowing availability of approximately $1.25 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.07 billion. In addition, as of October 29, 2021, the Company had outstanding letters of credit of $49.8 million which were issued pursuant to separate agreements.

As of October 29, 2021, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of October 29, 2021, the Company’s condensed consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $181.0 million were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the condensed consolidated balance sheets.

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

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of October 29, 2021.

The following table presents the Company’s liabilities required to be measured at fair value as of October 29, 2021, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	October 29,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2021
Liabilities:
Long-term obligations (a)	$4,384,540	$160,001	$—	$4,544,541
Deferred compensation (b)	45,475	—	—	45,475
(a)	Included in the condensed consolidated balance sheet at book value as long-term obligations of $4,127,426.
(b)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $2,756 and noncurrent Other liabilities of $42,719.

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

On September 1, 2017, the Mississippi Attorney General, who also is represented by the counsel for plaintiffs in the Motor Oil MDL, filed an action in the Chancery Court of the First Judicial District of Hinds County, Mississippi alleging that the Company’s labeling, marketing and sale of certain Dollar General private-label motor oil violated Mississippi law. The Company removed this matter to Mississippi federal court on October 5, 2017, and it was transferred to the Motor Oil MDL. On July 7, 2021, the matter was remanded to Mississippi federal court where it remains pending.

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

The Company manages its business on the basis of one reportable operating segment. As of October 29, 2021, substantially all of the Company’s operations were located within the United States with the exception of certain product sourcing and other operations, which collectively are not material with regard to assets, results of operations or otherwise to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(in thousands)	2021	2020	2021	2020
Classes of similar products:
Consumables	$6,704,750	$6,385,315	$19,695,835	$19,585,114
Seasonal	913,872	906,623	3,054,565	2,986,146
Home products	551,109	517,147	1,683,614	1,601,450
Apparel	348,108	390,540	1,134,987	1,159,605
Net sales	$8,517,839	$8,199,625	$25,569,001	$25,332,315

9.	Common stock transactions

On August 29, 2012, the Company’s Board of Directors (the “Board”) authorized a common stock repurchase program, which the Board has since increased on several occasions. On December 1, 2021, the Board authorized a $2.0 billion increase to the existing common stock repurchase program, bringing the cumulative total to $14.0 billion authorized under the program since its inception in 2012. The repurchase authorization has no expiration date and allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under any applicable debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings, including under the Revolving Facility and issuance of CP Notes discussed in further detail in Note 5.

Pursuant to its common stock repurchase program, during the 39-week periods ended October 29, 2021 and October 30, 2020, the Company repurchased in the open market approximately 9.9 million shares of its common stock at a total cost of $2.1 billion and approximately 8.0 million shares of its common stock at a total cost of $1.6 billion, respectively.

The Company paid a cash dividend of $0.42 per share during each of the first three quarters of 2021. On November 30, 2021, the Board declared a quarterly cash dividend of $0.42 per share, which is payable on or before January 18, 2022 to shareholders of record on January 4, 2022. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of October 29, 2021, the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the thirteen and thirty-nine week periods ended October 29, 2021 and October 30, 2020, the condensed consolidated statement of cash flows for the thirty-nine week periods ended October 29, 2021 and October 30, 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
December 2, 2021

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

Impact of COVID-19

The COVID-19 (coronavirus) pandemic has resulted in widespread and continuing impacts on the global economy and continues to affect our business, as well as our customers, suppliers, and other business partners. In addition, the pandemic and its impact have contributed, and may continue to contribute, to financial results that differ significantly from our historical results and seasonal variations that are significantly different from our historical patterns.

In early March 2020, we began seeing heightened demand from customers, particularly for consumable products such as paper, food and cleaning products, which continued throughout 2020, although with some variability as to the volume and product mix. Beginning in April 2020, demand also significantly increased for many non-consumable products, including home, seasonal and apparel, resulting in an overall significant mix shift into non-consumable categories, which continued through the first quarter of 2021, although this trend began reversing in the second quarter of 2021 and continued to do so through the third quarter of 2021. We believe these buying patterns were influenced in part by the economic stimulus payments and enhanced unemployment benefits. Throughout 2020, we acquired new customers and are pleased with the retention rates of these customers. Finally, general trends in customer behavior toward trip consolidation and purchases of larger average basket amounts, which began in 2020 as customers shopped our stores less frequently than in 2019, have continued in 2021.

Heightened customer demand and the shifts in customer behavior significantly benefited our results of operations for fiscal 2020 and each of the first three quarters of 2021. We anticipate a less favorable overall net impact of the pandemic and its effects to operating income and net income for fiscal 2021 versus fiscal 2020 primarily due to the moderating positive impact to our net sales and the impacts that the phase out of various economic stabilization efforts, such as economic stimulus payments and enhanced unemployment benefits, may have on our customers.

We expect to continue to be affected, although the extent and duration is unknown, by the COVID-19 pandemic and its effects on the economy in a variety of ways, including changing consumer demand (whether higher or lower) in certain product categories; supply chain constraints, delays and interruptions (including product shortages and vendor allocation issues); increased distribution and transportation costs; increased payroll expenses; and increased costs in an effort to maintain safe work and shopping environments. Our operating environment during COVID-19 remains very fluid, and developments in this environment, including additional government economic stabilization efforts or actions, the failure to take such efforts or actions, or the federal vaccination and testing mandate, may materially impact our business, results of operations and financial condition. As a result, the quarterly cadence of our results of operations may continue to vary from historical patterns for an extended period of time.

Due to the significant uncertainty surrounding the COVID-19 pandemic and its effects, including its duration; the duration and intensity of new variants; the availability, adoption rates and effectiveness of vaccines; the extent and duration of any government response efforts, programs, benefits or mandates; impact on employment trends, consumer behavior and the supply chain, there may be consequences that we do not anticipate at this time or that develop in unexpected ways. We will continue to monitor the evolving situation, and we will continue to take actions as necessary to serve our employees, customers, communities and shareholders.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 17,915 stores located in 46 states as of October 29, 2021, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include the unemployment and underemployment rates, wage growth, changes in U.S. and global trade policy, and changes to certain government assistance programs, such as the Supplemental Nutrition Assistance Program (“SNAP”), unemployment benefits, economic stimulus payments, and the child tax credit. In 2020 and the first three quarters of 2021, our customers experienced impacts from many of these factors, as detailed above under “Impact of COVID-19”. We are monitoring the potential impact of reductions in SNAP benefits and unemployment benefit programs, as well as changes in the payments of the child tax credit. We have not seen a material impact from these changes through the third quarter of 2021, but any or all of these changes may impact our customers during the fourth quarter of 2021 and into 2022. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, and fuel prices; as well as cost inflation in frequently purchased household products. Finally, significant unseasonable or unusual weather patterns can impact customer shopping behaviors.

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

Historically, our sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. Prior to 2020, our sales mix had continued to shift toward consumables, and, within consumables, toward lower margin departments such as perishables. This trend did not occur in 2020 or the first quarter of 2021 (as discussed above under “Impact of COVID-19”), although we did begin to see some reversion toward the prior mix trends beginning in the second quarter of 2021 and continuing through the third quarter of 2021. We continue to expect some sales mix challenges to persist and expect the mix trend reversion toward consumables will continue. Several of our initiatives, including certain of those discussed below, are intended to address these mix challenges; however, there can be no assurances that these efforts will be successful.

We continue to make progress on and invest in certain strategic initiatives that we believe will help drive profitable sales growth, both with new and existing customers, and capture long-term growth opportunities. Such opportunities include leveraging existing and developing new digital tools and technology to provide our customers with additional shopping access points and even greater convenience. This technology includes our Dollar General app, which contains a variety of tools to enhance the in-store shopping experience. Additionally, during 2021 we launched a partnership with a third party delivery service, which is now available in more than 10,000 stores. We also continue to grow our DG Media Network, which is our platform for connecting brand partners with our customers to drive even greater value for each.

Further, our non-consumables initiative, which offers a new, differentiated and limited assortment that will change throughout the year, is contributing to improved overall sales and gross margin performance in stores where it has been deployed. We have significantly expanded the number of stores with the full or “lite” version of our non-consumables initiative offering in 2021, and we plan to complete our initial rollout of the non-consumables initiative in the vast majority of our Dollar General stores by the end of fiscal 2022.

Additionally, in the third quarter of 2020, we introduced pOpshelf, a unique retail concept that incorporates certain of the lessons learned from NCI in a differentiated format that is focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. At the end of the third quarter of 2021, we operated 30 standalone pOpshelf locations and 14 pOpshelf store-within-a-store concepts within existing Dollar General Market stores. Our goal is to operate up to 50 pOpshelf locations, as well as up to 25 pOpshelf store-within-a-store concepts by the end of fiscal 2021. We believe this concept represents a significant growth opportunity, as we anticipate opening approximately 100 additional standalone locations in fiscal year 2022, and are targeting approximately 1,000 stores by the end of fiscal year 2025.

In the second quarter of 2021, we completed our rollout of the “DG Fresh” initiative, a self-distribution model for frozen and refrigerated products that is designed to reduce product costs, enhance item assortment, improve our in-stock position, and enhance sales. DG Fresh contributed to our strong sales performance in the first three quarters of 2021, driven by higher in-stock levels and the introduction of new products in select stores. In addition, DG Fresh benefitted gross profit in the first three quarters of 2021 through improved initial markups on inventory purchases, which were partially offset by increased distribution and transportation costs. DG Fresh now serves essentially all stores across the chain, whether in whole or in part, and we expect the overall net benefit to our financial results to continue throughout 2021. Moving forward, we plan to focus on further optimization of the distribution footprint and product assortment within DG Fresh to further drive profitable sales growth.

To support our other operating priorities, we remain focused on capturing growth opportunities. In the first three quarters of 2021, we opened 798 new stores, remodeled 1,506 stores, and relocated 82 stores. For 2021, we plan to open approximately 1,050 new stores (including any pOpshelf stores), remodel approximately 1,750 stores, and relocate approximately 100 stores, for a total of 2,900 real estate projects. In 2022, we plan to open approximately 1,110 new stores (including any pOpshelf and international stores), remodel approximately 1,750 stores, and relocate approximately 120 stores, for a total of 2,980 real estate projects. In the second half of 2022, we expect to open up to ten stores in Mexico, representing our first store locations outside the United States.

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

We also have launched “Fast Track”, an initiative aimed at further enhancing our convenience proposition and in-stock position as well as increasing labor efficiencies within our stores. The first phase of Fast Track involved sorting process optimization within our distribution centers, as well as increased shelf-ready packaging, to allow for greater store-level stocking efficiencies, followed by the second-phase pilot of a self-checkout option in a limited number of stores. We previously completed the sorting process optimization at all of our non-refrigerated distribution centers. Additionally, we expect to continue to add self-checkout capabilities in additional stores. These and the other strategic initiatives discussed above will require us to incur upfront expenses for which there may not be an immediate return in terms of sales or enhanced profitability.

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces, including labor availability, increases in minimum wage rates and increases in property rents. Further federal, state and/or local minimum wage increases could have a material negative impact on our operating expenses, although the magnitude and timing of such impact is uncertain. We have experienced incremental payroll, distribution and transportation costs related to the COVID-19 pandemic and its associated impacts. We continue to experience significantly higher supply chain costs and, in some instances, shipping delays, as a result of shipping capacity shortages, port congestion and labor shortages. We expect continued inflationary pressures due to higher input costs will continue to affect us as well as our vendors, including higher commodity, transportation and other costs, all of which may result in continued pressure to our operating results, and their duration is unknown. While we expect these challenges to persist, certain of our initiatives and plans are intended to help offset these challenges; however, they are somewhat dependent on the scale and timing of the increases, among other factors. There can be no assurance that our mitigation efforts will be successful.

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

To further enhance shareholder returns, we repurchased shares of our common stock and paid quarterly cash dividends in the first three quarters of 2021. We expect to continue our share repurchase activity, and to pay quarterly cash dividends for the foreseeable future, subject to Board discretion and approval.

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

Highlights of our 2021 third quarter results of operations, compared to the 2020 third quarter, and our financial condition at October 29, 2021 are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales increased 3.9% to $8.52 billion due to new stores, while sales in same-stores decreased 0.6% primarily reflecting a decrease in customer traffic. Average sales per square foot for all stores over the 52-week period ended October 29, 2021 was $263.

●	Gross profit, as a percentage of net sales, was 30.8% in the 2021 period and 31.3% in the 2020 period, a decrease of 57 basis points, primarily reflecting an increased LIFO provision and increased transportation costs.

●	SG&A expense, as a percentage of net sales, was 22.9% in the 2021 period compared to 21.9% in the 2020 period, an increase of 105 basis points, due in part to higher retail labor and store occupancy costs as a percentage of net sales.

●	Operating profit decreased 13.9% to $665.6 million in the 2021 period compared to $773.1 million in the 2020 period.

●	Interest expense decreased by $1.1 million in the 2021 period.

●	The effective income tax rate for the 2021 period was 22.2% compared to a rate of 21.6% for the 2020 period primarily due to a reduced benefit associated with share-based compensation in the 2021 period.

●	Net income was $487.0 million, or $2.08 per diluted share, in the 2021 period compared to net income of $574.3 million, or $2.31 per diluted share, in the 2020 period.

Highlights of the year-to-date period of 2021 include:

●	Cash generated from operating activities was $2.23 billion for the 2021 period, a decrease of $1.16 billion, or 34.2%, from the comparable 2020 period.

●	Total cash dividends of $295.4 million, or $1.26 per share, were paid during the 2021 period, compared to $268.6 million, or $1.08 per share, in the comparable 2020 period.

●	Inventory turnover was 4.5 times on a rolling four-quarter basis. On a per store basis, inventories at October 29, 2021 decreased by 0.1% compared to the balances at October 30, 2020.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year periods as compared with the prior year periods as well as our financial condition at October 29, 2021.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2021 and 2020, which represent the 52-week fiscal years ending or ended January 28, 2022 and January 29, 2021, respectively. References to the third quarter accounting periods for 2021 and 2020 contained herein refer to the 13-week accounting periods ended October 29, 2021 and October 30, 2020, respectively.

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

The following table contains results of operations data for the third 13-week periods and the 39-week periods of 2021 and 2020, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2021 vs. 2020		39 Weeks Ended		2021 vs. 2020
(amounts in millions, except	October 29,	October 30,	Amount	%	October 29,	October 30,	Amount	%
per share amounts)	2021	2020	Change	Change	2021	2020	Change	Change
Net sales by category:
Consumables	$6,704.8	$6,385.3	$319.4	5.0%	$19,695.8	$19,585.1	$110.7	0.6%
% of net sales	78.71%	77.87%			77.03%	77.31%
Seasonal	913.9	906.6	7.2	0.8	3,054.6	2,986.1	68.4	2.3
% of net sales	10.73%	11.06%			11.95%	11.79%
Home products	551.1	517.1	34.0	6.6	1,683.6	1,601.5	82.2	5.1
% of net sales	6.47%	6.31%			6.58%	6.32%
Apparel	348.1	390.5	(42.4)	(10.9)	1,135.0	1,159.6	(24.6)	(2.1)
% of net sales	4.09%	4.76%			4.44%	4.58%
Net sales	$8,517.8	$8,199.6	$318.2	3.9%	$25,569.0	$25,332.3	$236.7	0.9%
Cost of goods sold	5,898.4	5,631.4	267.0	4.7	17,456.2	17,350.1	106.1	0.6
% of net sales	69.25%	68.68%			68.27%	68.49%
Gross profit	2,619.4	2,568.2	51.2	2.0	8,112.8	7,982.2	130.6	1.6
% of net sales	30.75%	31.32%			31.73%	31.51%
Selling, general and administrative expenses	1,953.9	1,795.1	158.7	8.8	5,688.8	5,299.6	389.1	7.3
% of net sales	22.94%	21.89%			22.25%	20.92%
Operating profit	665.6	773.1	(107.5)	(13.9)	2,424.0	2,682.5	(258.5)	(9.6)
% of net sales	7.81%	9.43%			9.48%	10.59%
Interest expense	39.2	40.3	(1.1)	(2.7)	119.0	110.1	8.9	8.1
% of net sales	0.46%	0.49%			0.47%	0.43%
Income before income taxes	626.4	732.8	(106.4)	(14.5)	2,305.0	2,572.4	(267.4)	(10.4)
% of net sales	7.35%	8.94%			9.01%	10.15%
Income tax expense	139.4	158.6	(19.2)	(12.1)	503.2	560.1	(56.9)	(10.2)
% of net sales	1.64%	1.93%			1.97%	2.21%
Net income	$487.0	$574.3	$(87.2)	(15.2)%	$1,801.8	$2,012.3	$(210.5)	(10.5)%
% of net sales	5.72%	7.00%			7.05%	7.94%
Diluted earnings per share	$2.08	$2.31	$(0.23)	(10.0)%	$7.61	$8.00	$(0.39)	(4.9)%

13 WEEKS ENDED OCTOBER 29, 2021 AND OCTOBER 30, 2020

Net Sales. The net sales increase in the 2021 period was primarily due to sales from new stores, partially offset by a same-store sales decrease of 0.6% compared to the 2020 period as well as the impact of store closures. We believe the effect of the onset of the COVID-19 pandemic on consumer behavior had a significant positive effect on net sales and same-store sales, particularly in the 2020 period in our non-consumable categories, which affects the comparisons between periods. For the 2021 period, there were 16,711 same-stores which accounted for sales of $8.1 billion. The decrease in same-store sales primarily reflects a decline in customer traffic, partially offset by an increase in average transaction amount which was driven by higher average item retail prices. Same-store sales increased in the consumables and home products categories, and declined in the apparel and seasonal categories, with the largest percentage decrease in the apparel category.

Gross Profit. For the 2021 period, gross profit increased by 2.0%, and as a percentage of net sales decreased by 57 basis points to 30.8%, compared to the 2020 period. An increased LIFO provision and increased transportation costs were key factors contributing to the decrease in the gross profit rate. In recent years a greater percentage of our sales have come from our consumables category, which generally has a lower gross profit rate than our other product categories, creating downward pressure on our overall gross profit rate. This sales trend began to reverse early in 2020 and continued through the first quarter of 2021, as non-consumables sales increased at a higher rate than consumables sales. In relative terms, the mix of sales shifted back to consumables in the second and third quarters of 2021, which also contributed to the decrease in the gross profit rate in the current period, along with an increase in inventory damages. These factors were partially offset by higher inventory markups and a reduction in inventory shrink as a percentage of net sales.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 22.9% as a percentage of net sales in the 2021 period compared to 21.9% in the comparable 2020 period, an increase of 105 basis points. The primary expenses that were a greater percentage of net sales in the current year period were retail labor, store occupancy costs, depreciation and amortization, repairs and maintenance, employee benefits and supplies, partially offset by a reduction in miscellaneous COVID-related expenses.

Interest Expense. Interest expense decreased by $1.1 million to $39.2 million in the 2021 period.

Income Taxes. The effective income tax rate for the 2021 period was 22.2% compared to a rate of 21.6% for the 2020 period which represents a net increase of 0.6 percentage points. The tax rate for the 2021 period was higher than the comparable 2020 period primarily due to a reduced benefit associated with share-based compensation, an increase in uncertain tax positions and changes in the state effective tax rate, partially offset by a greater benefit associated with federal tax credits.

39 WEEKS ENDED OCTOBER 29, 2021 AND OCTOBER 30, 2020

Net Sales. The net sales increase in the 2021 period was primarily due to sales from new stores, partially offset by a same-store sales decrease of 3.3% compared to the 2020 period as well as the impact of store closures. For the 2021 period, there were 16,711 same-stores which accounted for sales of $24.2 billion. The decrease in same-store sales reflects a decline in customer traffic partially offset by an increase in average transaction amount which was driven by higher average item retail prices. Same-store sales decreased in all categories, with the largest percentage decrease in the apparel category.

Gross Profit. For the 2021 period, gross profit increased by 1.6%, and as a percentage of net sales increased by 22 basis points to 31.7%, compared to the 2020 period. Higher inventory markups, a lower inventory shrink rate and a reduction in markdowns as a percentage of net sales each contributed to the increase in the gross profit rate. In addition, non-consumables sales increased at a greater rate than consumables sales in the current year period, which also contributed to the increase in the gross profit rate. These factors were partially offset by increased transportation costs, an increased LIFO provision, increased inventory damages and higher distribution costs.

Selling, General & Administrative Expenses. SG&A was 22.2% as a percentage of net sales in the 2021 period compared to 20.9% in the comparable 2020 period, an increase of 133 basis points. The primary expenses that were a higher percentage of net sales in the current year period were retail labor, store occupancy costs, depreciation and amortization, utilities, workers’ compensation and general liability expenses, employee benefits, and taxes and licenses, partially offset by a reduction in miscellaneous COVID-related expenses and lower incentive compensation expense.

Interest Expense. Interest expense increased by $8.9 million to $119.0 million in the 2021 period primarily due to higher outstanding debt balances in connection with the issuance of debt in the 2020 period.

Income Taxes. The effective income tax rate for the 2021 and 2020 periods was 21.8%. The tax rate for the 2021 period was equal to the comparable 2020 period primarily due to changes in the state effective tax rate and a reduced benefit associated with share-based compensation, offset by a greater benefit associated with federal tax credits.

Liquidity and Capital Resources

At October 29, 2021, we had a $1.25 billion unsecured revolving credit agreement (the “Revolving Facility”), $4.0 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability in the form of commercial paper notes (“CP Notes”) of up to $1.0 billion. At October 29, 2021, we had total consolidated outstanding long-term obligations of $4.1 billion, most of which was in the form of senior notes. All of our material borrowing arrangements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described below.

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

For the remainder of fiscal 2021, we anticipate potential combined borrowings under the Revolving Facility and our CP Notes to be a maximum of approximately $600 million outstanding at any one time.

Revolving Credit Facility

On September 10, 2019, we entered into the Revolving Facility consisting of a $1.25 billion senior unsecured revolving credit facility of which up to $175.0 million is available for the issuance of letters of credit and which is scheduled to mature on September 10, 2024.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of October 29, 2021 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of October 29, 2021, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of October 29, 2021, we were in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of October 29, 2021, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $1.9 million, and borrowing availability of approximately $1.25 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.07 billion at October 29, 2021. In addition, as of October 29, 2021 we had outstanding letters of credit of $49.8 million which were issued pursuant to separate agreements.

We are currently seeking to amend the Revolving Facility to, among other things, increase the amount that may be borrowed to $2.0 billion and extend the maturity date to December 2026. There can be no assurance that this amendment will be implemented on the terms currently proposed, or at all.

Commercial Paper

We may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of October 29, 2021, our condensed consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $181.0 million were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet.

In connection with the proposed amendment to the Revolving Facility described above, we are also currently seeking to amend our commercial paper program to increase the amount of CP Notes that may be issued thereunder to $2.0 billion. There can be no assurance that this amendment will be implemented on the terms currently proposed, or at all.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 51% of our total assets exclusive of operating lease assets, goodwill and other intangible assets as of October 29, 2021. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the 2021 and 2020 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 39-week periods ended October 29, 2021 and October 30, 2020, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $2.23 billion in the 2021 period, which represents a $1.16 billion decrease compared to the 2020 period. Net income decreased $210.5 million in the 2021 period compared to the 2020 period. Changes in merchandise inventories resulted in a $160.1 million decrease in the 2021 period as compared to a decrease of $352.3 million in the 2020 period as further discussed below. Changes in accounts payable resulted in a $61.8 million decrease in the 2021 period compared to a $919.8 million increase in the 2020 period, due primarily to the timing of inventory receipts and payments. Changes in accrued expenses and other liabilities resulted in a $36.9 million increase in the 2021 period compared to an $357.3 million increase in the 2020 period, due in part to the timing of regular and discretionary incentive compensation accruals and payments. Changes in income taxes in the 2021 period compared to the 2020 period are primarily due to the timing of payments for income taxes.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Inventory levels in the 2020 period were lower than we had experienced in prior recent years and is reflective of changes in consumer behavior and, to a lesser extent, supply chain disruption caused by the onset of the COVID-19 pandemic. We strategically accelerated certain inventory purchases during the 2021 period, particularly in select non-consumable categories, in anticipation of the supply chain constraints discussed above. Total merchandise inventories increased by 1% in the 2021 period and increased by 7% in the 2020 period, with changes in our four inventory categories as follows: consumables decreased by 4% compared to an 11% increase; seasonal increased 9% compared to a 1% increase; home products increased by 34% compared to an 8% increase; and apparel decreased by 17% compared to a 6% decrease.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2021 period included the following approximate amounts: $384 million for improvements, upgrades, remodels and relocations of existing stores; $184 million related to store facilities, primarily for leasehold improvements, fixtures and equipment in new stores; $178 million for distribution and transportation-related capital expenditures; and $33 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2021 period, we opened 798 new stores and remodeled or relocated 1,588 stores.

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

Cash flows from financing activities. In the 2020 period, net proceeds from the issuance of the 2030 Senior Notes and 2050 Senior Notes totaled $1.5 billion. Net commercial paper borrowings were unchanged in the 2021 period and decreased by $425.2 million in the 2020 period. There were no borrowings or repayments under the Revolving Facility during the 2021 period, and such borrowings and repayments in the 2020 period were $300.0 million each. Also during the 2021 and 2020 periods, we repurchased 9.9 million and 8.0 million shares of our common stock at a total cost of $2.1 billion and $1.6 billion, respectively, and paid cash dividends of $295.4 million and $268.6 million, respectively.

Share Repurchase Program

As of October 29, 2021 our common stock repurchase program had a total remaining authorization of approximately $0.62 billion. Effective December 1, 2021, our Board of Directors authorized a $2.0 billion increase to such program which resulted in a total remaining authorization of approximately $2.62 billion under the program at such date. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements and other factors. The repurchase program has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended October 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information regarding purchases of our common stock made during the quarter ended October 29, 2021 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(a)	or Programs(a)
07/31/21-08/31/21	135,963	$224.73	135,963	$948,611,000
09/01/21-09/30/21	1,496,651	$219.96	1,496,651	$619,407,000
10/01/21-10/29/21	—	$—	—	$619,407,000
Total	1,632,614	$220.36	1,632,614	$619,407,000
(a)	On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on December 1, 2021 to increase the repurchase authorization by $2.0 billion, bringing the cumulative total value of authorized share repurchases under the program since its inception to $14.0 billion. Under the authorization, repurchases may be made from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. This repurchase authorization has no expiration date.

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act, throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “can,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “project,” “predict,” “plan,” “estimate,” “outlook,” “future,” “aim,” “goal,” “seek,” “strive,” “intend,” “improve,” “position,” “opportunities,” “ongoing,” “likely,” “scheduled,” “potential,” “subject to,” “focused on,” “long-term,” “uncertain,” or “continue,” and similar expressions that concern our strategies, plans, initiatives, intentions, outlook or beliefs about future occurrences or results. For example, forward-looking statements include all statements relating to, among others, our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including but not limited to the number of planned store openings, remodels and relocations, store formats or concepts, progress of strategic (including our non-consumables and digital initiatives, DG Fresh, Fast Track, and pOpshelf), merchandising, distribution and transportation efficiencies, and margin enhancing initiatives, international expansion plans, trends in sales of consumable and non-consumable products, customer traffic and basket size, and level of future costs and expenses; expectations regarding inflationary and labor pressures and supply chain challenges; potential future stock repurchases and cash dividends; plans to amend the Revolving Facility and our commercial paper program; anticipated borrowing under the Revolving Facility and our commercial paper program; potential impact of the COVID-19 pandemic and associated governmental responses; potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including the potential increase of federal, state and/or local minimum wage rates, as well as changes to SNAP benefits, unemployment benefits and child tax credits; and expected outcome or effect of pending or threatened legal disputes, litigation or audits.

Forward-looking statements are subject to risks, uncertainties and other factors that may change at any time and may cause our actual results to differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts as of the date of this document, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors on future results, and we cannot anticipate all factors that could affect future results that may be important to you. Important factors that could cause actual results to differ materially from the expectations expressed in or implied by our forward-looking statements include, but are not limited to:

●	risks related to the COVID-19 pandemic and associated governmental responses, including but not limited to, the effects on our supply chain, distribution network, store and distribution center growth, store and distribution center closures, transportation and distribution costs, SG&A expenses, share repurchase activity, and cybersecurity risk profile, as well as the effects on domestic and foreign economies, the global supply chain, labor availability and customers’ spending patterns;

●	economic factors, including but not limited to employment levels; inflation; pandemics; higher fuel, energy, healthcare and housing costs, interest rates, consumer debt levels, and tax rates; tax law changes that negatively affect credits and refunds; lack of available credit; decreases in, or elimination of, government stimulus payments and government subsidies such as unemployment and food/nutrition assistance programs; commodity rates; transportation, lease and insurance costs; wage rates (including the heightened possibility of increased federal, state and/or local minimum wage rates); foreign exchange rate fluctuations; measures or events that create barriers to or increase the costs of international trade (including increased import duties or tariffs); and changes in laws and regulations and their effect on as applicable, customer spending and disposable income, our ability to execute our strategies and initiatives, our cost of goods sold, our SG&A expenses (including real estate costs), and our sales and profitability;

●	failure to achieve or sustain our strategies and initiatives, including those relating to merchandising, real estate and new store development, store formats and concepts, digital, shrink, sourcing, private brand, inventory management, supply chain, store operations, expense reduction, technology, DG Fresh and Fast Track;

●	competitive pressures and changes in the competitive environment and the geographic and product markets where we operate, including, but not limited to, pricing, promotional activity, expanded availability of mobile, web-based and other digital technologies, and alliances or other business combinations;

●	failure to timely and cost-effectively execute our real estate projects or to anticipate or successfully address the challenges imposed by our expansion, including into new states, domestic and international markets or urban areas;

●	levels of inventory shrinkage;

●	failure to successfully manage inventory balances;

●	failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws;

●	damage or interruption to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing or implementing new technology;

●	a significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory, or delays in constructing, opening or staffing new distribution centers;

●	risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade;

●	natural disasters, unusual weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises, political or civil unrest, acts of violence or terrorism, and disruptive global political events;

●	product liability, product recall or other product safety or labeling claims;

●	incurrence of material uninsured losses, excessive insurance costs or accident costs;

●	failure to attract, develop and retain qualified employees while controlling labor costs (including the heightened possibility of increased federal, state and/or local minimum wage rates) and other labor issues;

●	loss of key personnel or inability to hire additional qualified personnel;

●	risks associated with our private brands, including, but not limited to, our level of success in improving their gross profit rate;

●	seasonality of our business;

●	the impact of changes in or noncompliance with governmental regulations and requirements (including, but not limited to, those dealing with the sale of products, including without limitation, product and food safety, marketing or labeling; information security and privacy; labor and employment; employee wages and benefits (including the heightened possibility of increased federal, state and/or local minimum wage rates); health and safety; imports and customs; and environmental compliance, as well as tax laws (including those related to the corporate tax rate), the interpretation of existing tax laws, or our failure to sustain our reporting positions negatively affecting our tax rate) and developments in or outcomes of private actions, class actions, multi-district litigation, arbitrations, derivative actions, administrative proceedings, regulatory actions or other litigation;

●	new accounting guidance or changes in the interpretation or application of existing guidance;

●	deterioration in market conditions, including market disruptions, limited liquidity and interest rate fluctuations, or changes in our credit profile;

●	factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended January 29, 2021; and

●	factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

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

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the SEC on June 1, 2021 (file no. 001-11421))

10.1

Form of Stock Option Award Agreement (approved August 24, 2021) for awards beginning August 24, 2021 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2021, filed with the SEC on August 26, 2021 (file no. 001-11421))

10.2	Summary of Non-Employee Director Compensation effective January 29, 2022

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2021 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	December 2, 2021	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer