Form 10-K
period 2022-01-28
DOLLAR GENERAL CORP
filed 2022-03-18
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2022, or

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

The aggregate market value of the registrant’s common stock outstanding and held by non-affiliates as of July 30, 2021 was $54.2 billion calculated using the closing market price of the registrant’s common stock as reported on the NYSE on such date ($232.64). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

The registrant had 228,868,368 shares of common stock outstanding as of March 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 25, 2022.

INTRODUCTION

General

This report contains references to years 2022, 2021, 2020 and 2019, which represent fiscal years ending or ended February 3, 2023, January 28, 2022, January 29, 2021 and January 31, 2020, respectively. Our fiscal year ends on the Friday closest to January 31. Our 2022 fiscal year will consist of 53 weeks, while each of the remaining years listed consists of 52 weeks. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

Solely for convenience, our trademarks and tradenames may appear in this report without the ® or TM symbol which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these trademarks and tradenames.

Cautionary Disclosure Regarding Forward-Looking Statements

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 7 – Commitments and Contingencies,” among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “could,” “can,” “would,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “goal,” “seek,” “ensure,” “potential,” “opportunity,” “intend,” “predict,” “committed,” “likely,” “continue,” “strive,” “aim,” “scheduled,” “focused on,” or “subject to” and similar expressions that concern our strategies, plans, initiatives, intentions or beliefs about future occurrences or results. For example, all statements relating to, among others, our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our expectations regarding economic and competitive market conditions; our plans and objectives for, and expectations regarding, future operations, growth and initiatives, including but not limited to the number of planned store openings, remodels and relocations, store formats or concepts, progress of our strategic (including our non-consumables and digital initiatives, DG Fresh, Fast Track, and pOpshelf), merchandising, margin enhancing, and distribution/transportation efficiency (including self-distribution) initiatives, and international expansion plans; trends in sales of consumable and non-consumable products, customer traffic and basket size; level of future costs and expenses; expectations regarding inflationary and labor pressures, fuel prices, and other supply chain challenges; potential future stock repurchases and cash dividends; anticipated borrowing under our unsecured revolving credit agreement and our commercial paper program; potential impact of the COVID-19 pandemic and associated governmental responses; potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including the potential increase of federal, state and/or local minimum wage rates/salary levels, as well as changes to SNAP benefits, unemployment benefits, and child tax credits, or potential changes to the corporate tax rate; or expected outcome or effect of pending or threatened legal disputes, litigation or audits are forward-looking statements.

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

PART I

ITEM 1. BUSINESS

General

We are among the largest discount retailers in the United States by number of stores, with 18,190 stores located in 47 states as of February 25, 2022, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable items, seasonal items, home products and apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

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

COVID-19 Pandemic

Throughout 2020 and 2021, the COVID-19 (coronavirus) pandemic resulted in widespread and continuing impacts on the global economy and affected our business, as well as our customers, suppliers, and other business partners. In March 2020, we began seeing heightened demand from customers, particularly for consumable products such as paper, food and cleaning products. Shortly thereafter, we also saw a significant increase in demand for many non-consumable products, resulting in a significant overall sales mix shift into non-consumable categories in 2020. Overall, the mix of consumables to non-consumables sales in 2021 remained relatively consistent with 2020. Since 2020, we also have seen a shift in consumer shopping behavior towards trip consolidation, along with an increase in average transaction amounts. In 2020, we incurred significant expense related to the pandemic, including appreciation bonuses for retail, distribution and transportation employees and health and safety measures. Although some of these expenses continued in 2021, they were not as significant as in 2020. We expect to continue to be affected, although the extent and duration are unknown, by the COVID-19 pandemic and its effects on the economy (including governmental response thereto), including its impact on the global supply chain and increased product, distribution, transportation and other costs.

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

From 1990 through 2020, we achieved 31 consecutive years of positive same-store sales growth. As a result of the unusually high sales results we experienced in 2020, we did not achieve positive same-store sales growth in 2021. Notwithstanding the unusual circumstances of 2020 and 2021, we believe that this consistent growth over many years, which has taken place in a variety of economic conditions, is a result of our compelling value and convenience proposition, although no assurances can be given that we will achieve positive same-store sales growth in any given year.

Compelling Value and Convenience Proposition. Our ability to deliver highly competitive prices in convenient locations and our easy “in and out” shopping format create a compelling shopping experience that we believe distinguishes us from other discount retailers as well as convenience, drug, grocery, online and mass merchant retailers. Our slogan “Save time. Save money. Every day!”® summarizes our appeal to customers. We believe our ability to effectively deliver both value and convenience allows us to succeed in small markets with limited shopping alternatives, as well as in larger and more competitive markets. Our value and convenience proposition is evidenced by the following attributes of our business model:

●	Everyday Low Prices on Quality Merchandise. Our research indicates that we offer a price advantage over most food and drug retailers and that our prices are competitive with even the largest discount retailers. Our ability to offer everyday low prices on quality merchandise is supported by our low-cost operating structure and our strategy to maintain a limited number of items per merchandise category, which we believe helps us maintain strong purchasing power. We offer nationally advertised brands at these everyday low prices in addition to offering our own private brands at substantially lower prices.

●	Convenient Locations. Our stores are conveniently located in a variety of rural, suburban and urban communities. We seek to locate our stores in close proximity to our customers, which helps drive customer loyalty and trip frequency and makes us an attractive alternative to large discount and other large-box retail and grocery stores.

●	Time-Saving Shopping Experience. We strive to provide customers with a highly convenient, easy to navigate shopping experience. Our small-box stores make it easier to get in and out quickly, and our digital tools and offerings help drive even greater convenience and additional access points. Our product offering includes most necessities, such as basic packaged and refrigerated or frozen food and dairy products, cleaning supplies, paper products, health and beauty care items, greeting cards and other stationery items, basic apparel, housewares, hardware and automotive supplies, among others. Our convenient hours and broad merchandise offering allow our customers to fulfill their requirements for basic goods and minimize their need to shop elsewhere.

Substantial Growth Opportunities. We believe we have substantial long-term growth potential in the U.S., and we have identified significant opportunities to add new stores in both existing and new markets, which include our new pOpshelf concept. In addition, we have opportunities to relocate or remodel locations within our existing store base to better serve our customers. Our attractive store economics, including a relatively low initial investment and simple, low-cost operating model, and our variety of store formats have allowed us to grow our store base to current levels and provide us significant opportunities to continue our profitable store growth strategy.

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

Consumables is our largest merchandise category and includes paper and cleaning products (such as paper towels, bath tissue, paper dinnerware, trash and storage bags, disinfectants, and laundry); packaged food (such as cereals, pasta, canned soups, fruits and vegetables, condiments, spices, sugar and flour); perishables (such as milk, eggs, bread, refrigerated and frozen food, beer and wine); snacks (such as candy, cookies, crackers, salty snacks and carbonated beverages); health and beauty (such as over-the-counter medicines and personal care products including soap, body wash, shampoo, cosmetics, dental hygiene and foot care products); pet (such as pet supplies and pet food); and tobacco products.

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

The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2021	2020	2019
Consumables	76.7%	76.8%	78.0%
Seasonal	12.2%	12.1%	11.7%
Home products	6.8%	6.5%	5.8%
Apparel	4.3%	4.6%	4.5%

Our seasonal and home products categories typically account for the highest gross profit margins, and the consumables category typically accounts for the lowest gross profit margin.

The Dollar General Store

The typical Dollar General store is operated by a store manager, one or more assistant store managers, and three or more sales associates. Our stores generally feature a low-cost, no frills building with limited maintenance capital, low operating costs, and a focused merchandise offering within a broad range of categories, allowing us to deliver low retail prices while generating strong cash flows and capital investment returns. Our stores currently average approximately 7,400 square feet of selling space, and approximately 75% of our stores are located in towns of 20,000 or fewer people. Beginning in 2021, our primary new store format averages approximately 8,500 square feet of selling space. We generally have had good success in locating suitable store sites in the past, and we believe that there is ample opportunity for new store growth in existing and new markets. In addition, we believe we have significant opportunities available for our relocation and remodel programs.

Our store growth over the past three years is summarized in the following table:

	Stores at			Net
	Beginning	Stores	Stores	Store	Stores at
Year	of Year	Opened	Closed	Increase	End of Year
2019	15,370	975	67	908	16,278
2020	16,278	1,000	101	899	17,177
2021	17,177	1,050	97	953	18,130

Our Customers

Our customers seek value and convenience. Depending on their financial situation and geographic proximity, customers’ reliance on Dollar General varies from fill-in shopping, to making periodic trips to stock up on household items, to making weekly or more frequent trips to meet most essential needs. We generally locate our stores and plan our merchandise selections to best serve the needs of our core customers, the low and fixed income households often underserved by other retailers (including grocers), and we are focused on helping them make the most of their spending dollars. At the same time, however, Dollar General shoppers from a wide range of income brackets and life stages appreciate our quality merchandise as well as our attractive value and convenience proposition.

Our Suppliers

We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise. Despite our broad offering, we maintain only a limited number of items per category, allowing us to keep our average costs low. Our two largest suppliers accounted for approximately 9% and 8%, respectively, of our purchases in 2021. Our private brands come from a wide variety of suppliers. We directly imported approximately 6% of our purchases at cost in 2021.

In 2020 and 2021, COVID-19 and its impacts caused disruptions in our supply chain, at times making it more difficult to obtain certain products in sufficient quantities to meet customer demand and increasing distribution and transportation costs. We anticipate these COVID-19 effects to persist to some degree, although the ultimate extent and duration of the COVID-19 pandemic and its effects are unknown. Prior to 2020, we had generally been able to obtain sufficient quantities of core merchandise and in cases where one or more of our current sources of supply became unavailable, we generally had been able to obtain alternative sources. In situations where it becomes necessary to secure alternative sources, we may experience increased merchandise costs and supply chain lead time and expenses, a temporary reduction in store inventory levels, and reduced product selection or quality. An inability to obtain alternative sources could adversely affect our sales.

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

Seasonality

The nature of our business is somewhat seasonal. Generally, our operating profit has been greater in the fourth quarter, which includes the Christmas selling season, as compared with operating profit in each of the first three quarters of our fiscal year. In addition, our quarterly results can be affected by the timing of certain holidays, new store openings, remodels, relocations and store closings. Consumer behavior driven by the COVID-19 pandemic and its accompanying impacts has resulted in a departure from seasonal norms we have experienced in recent years and may continue to disrupt the historical quarterly cadence of our results of operations for an unknown period of time.

Our Competition

We operate in the basic discount consumer goods market, which is highly competitive with respect to price, customers, store location, merchandise quality, assortment and presentation, service offerings, in-stock consistency, customer service, promotional activity, employees, and market share. We compete with discount stores and many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety, online, and certain specialty stores. These other retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. Our direct competitors include Family Dollar, Dollar Tree, Big Lots, 99 Cents Only and various local, independent operators, as well as Walmart, Target, Kroger, Aldi, Walgreens, CVS, and Rite Aid, among others. Certain of our competitors have greater financial, distribution, marketing and other resources than we do and may be able to secure better arrangements from suppliers than we can. Competition is intense and we believe it will continue to be so, with certain competitors reducing their store locations while others move into or increase their presence in our geographic and product markets and increase the availability of mobile, web-based and other digital technology to facilitate a more convenient and competitive online and in-store customer shopping experience.

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

Our Intellectual Property

We own marks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property laws, including, without limitation, Dollar General®, DG®, Clover Valley®, trueliving®, and pOpshelf® along with variations and formatives of these trademarks. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also hold an exclusive license to the Rexall brand through at least March 5, 2029 and the Believe Beauty brand through at least March 18, 2025.

Human Capital Resources

At Dollar General, a foundational element in how we operate is exemplified in our fourth operating priority – Investing in our diverse teams through development, empowerment and inclusion. Building on our core value of respecting the dignity and differences of others, our goal is to create a work environment where each employee is encouraged and empowered to bring their unique perspective and voice to work each day. Based on a talent philosophy of “Attract, Develop, and Retain”, whether an individual works in a store, a distribution center, our store support center or our international offices, over the last 80+ years, we have helped millions of individuals start and progress in their careers, providing employees with numerous opportunities to gain new skills and develop their talents, supported by our award-winning training and development programs.

Attract

We seek to provide market competitive compensation and benefits packages that attract talent to the organization and then retain and incent employees for performance. Although eligibility for and the level of benefits vary depending on the employee’s full-time or part-time status, compensation level, date of hire, and/or length of service, the broad range of benefits we provide or make available may include: medical, prescription, telemedicine, dental and vision plans; flexible spending accounts; disability insurance; 401(k) plan; paid vacation; employee assistance program with access to legal assistance and counseling; healthy lifestyle and disease management programs; education assistance benefits; parental leave; adoption assistance; service award recognition; and a broad range of discounts for other products and services. To help measure the success of our overall employee compensation and benefits programs, we monitor employee applicant flow and staffing levels across the organization, as well as employee turnover, particularly at the store manager level.

Develop

As a testament to our employee development efforts, in February 2021 we were inducted into Training magazine’s Hall of Fame, following two consecutive years as the magazine’s top training and development program and rounding out 10 consecutive years among its Top 100 list. In 2021, we estimate we invested over three million training hours in our employees to promote their education and development.

Our internal promotion rate helps us measure the success of our development programs. As of February 25, 2022, we employed approximately 163,000 full-time and part-time employees, including divisional and regional managers, district managers, store managers, other store personnel, and distribution center, fleet and administrative personnel. As of the end of 2021, approximately 76% of store managers and thousands of additional employees, including several members of our senior leadership, have been promoted from within our organization.

Retain

To ensure we are creating an environment where our employees feel respected, safe, empowered, and motivated, we regularly monitor retention and engagement levels across the organization through a variety of means, working to understand what is important to our employees and how we can best continue to meet their evolving needs.

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

Although we routinely incur significant costs in complying with the laws and regulations applicable to the Company, and we can make no guarantees that future such costs will not be material, to date, compliance with these laws, rules and regulations has not had a material adverse effect on our capital expenditures, earnings or competitive position. Many of our entry-level store employees are paid at rates in line with the applicable state minimum wage, and consequently, in certain situations, increases to such wage rates have increased our labor costs. If federal, state and/or local minimum wage rates/salary levels were to increase significantly and/or rapidly, compliance with such increases could adversely affect our earnings. Additionally, if significant changes in the federal, state or foreign corporate tax rates occur in the future, such change could adversely affect our overall effective tax rate and earnings. See “Risk Factors” in Part I, Item 1A for additional information regarding government regulations that could impact our business.

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

The COVID-19 pandemic has resulted in widespread and continuing adverse impacts on, and volatility in, the global economy and has continued to impact our business, employees, customers, suppliers, and other business partners. Considerable uncertainty exists regarding the extent to which the COVID-19 pandemic’s existing and new variants will continue, as well as the scope, duration and effectiveness of continued measures directed at containment and mitigation of the virus, including travel bans and restrictions, quarantines, school closures, vaccination rollouts (including any boosters), vaccine and/or testing initiatives and mandates, restrictions on large gatherings and social distancing directives, and business and government restrictions and shutdowns. These measures taken by national, state and local government authorities to date have had serious adverse impacts on domestic and foreign economies and could have a significant adverse impact on our core customer and her spending for an unknown length of time. The timing, scope and potential effect of any additional economic stabilization efforts, including additional government stimulus payments, food/nutrition assistance and enhanced unemployment benefits, is uncertain. If customer spending on the goods we sell declines as a result of some or all of these factors, there could be a material adverse impact on our business and results of operations.

We have been classified as an essential business in all locations where we operate, and as such, our stores generally have remained open to serve our customers. While none of the below has resulted in an overall material adverse impact on our business, financial performance or financial condition to date, we have experienced or are experiencing certain effects of the COVID-19 pandemic, including but not limited to, the following:

●	Supply chain disruptions and capacity constraints, including shipping and procurement delays of certain goods from international and domestic shipping origins, delivery delays to our stores as a result of staffing challenges (including COVID-19-related absenteeism) in certain of our distribution centers and vendor restrictions on their sale to us of a significant percentage of certain of our core products;
●	Reduced or no availability of certain products in our stores as a result of supply chain disruptions outlined above and extremely high customer demand for certain products which has outpaced available supply;
●	Increased distribution and transportation costs as a result of the effects outlined above, increased carrier rates and greater driver shortages, increased importing expense, increased overtime pay expenses due to reduced labor availability, and demand for transportation services outpacing carrier supply;
●	Delayed store openings as a result of delays in store equipment, inventory deliveries or availability, and entitlement processes;
●	Temporary store and distribution center closings in order to allow for deep cleanings as needed;
●	Increased incremental expenses for certain items, including supplies for enhanced cleaning protocols and personal protective equipment for employees in stores, distribution centers and corporate headquarters (e.g., gloves, masks, hand sanitizer);
●	In addition to the additional distribution overtime discussed above, increased labor expenses as a result of awarding employee appreciation bonuses, significantly increasing our hiring of new store employees, and the increased workload associated with the incremental sales volume or inconsistent deliveries from our distribution centers to our stores; and
●	COVID-19 and remote-work oriented phishing and similar cybersecurity attack attempts.

Depending on the duration and severity of the COVID-19 pandemic, including whether there are additional “waves”, other additional periods of increases or spikes in the number of COVID-19 cases or variants thereof and the availability, acceptance and efficacy of medical treatments, vaccines (including both adult and pediatric booster vaccines), effect of vaccine and/or testing mandates and related regulations, which are uncertain and cannot be predicted, as well as governmental authorities’ responses and requirements related to the pandemic, including the pace and extent of the easing or removal of restrictions on businesses and customers or the reinstitution of more stringent regulations, these experienced effects could have a material adverse impact on our business, financial performance and financial condition in the future if they increase in number, duration, and/or magnitude. We also could experience other effects that could aggravate or increase the likelihood of the risk factors set forth herein and/or result in a material adverse impact on our business, financial performance or financial condition, including but not limited to, the financial difficulties experienced by our suppliers or business partners, including the financial failure of one or more of our international steamship line vendors resulting in our inability to obtain our purchased goods in their possession; increased operating costs as a result of increased government regulations and mandates requiring us to provide wage increases or premiums to frontline employees, personal protective equipment or personal hygiene supplies to customers or to increase store and distribution center cleaning protocols, as well as store and/or distribution center closures as a result of increased government enforcement of any such new regulations and mandates; increased litigation expenses resulting from employee or customer lawsuits, including those related to the Company’s COVID-19 response and alleged employee or customer contraction; increased insurance costs, medical claims costs and workers’ compensation claim costs and the impact of regulatory and judicial changes in liability for workers’ compensation; and damage to our reputation if our response to the COVID-19 pandemic is perceived as inadequate or inappropriate. Additionally, the COVID-19 pandemic’s new and existing variants may cause or accelerate a shift in our core customer’s behaviors, expectations and shopping trends, which could result in lost sales and market share if we are not able to successfully increase the pace of our strategic initiatives development, particularly our digital strategic initiatives, and if our current digital shopping offerings do not continue to compete effectively.

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

Economic factors may reduce our customers’ spending, impair our ability to execute our strategies and initiatives, and increase our costs and expenses, which could result in materially decreased sales and/or profitability.

Many of our customers have fixed or low incomes and limited discretionary spending dollars. Any factor that could adversely affect their disposable income could decrease our customers’ spending or cause them to shift their spending to our lower margin product choices, which could result in materially decreased sales and/or profitability. Factors that could reduce our customers’ disposable income include but are not limited to high unemployment or underemployment levels or decline in real wages; inflation; pandemics (such as the COVID-19 pandemic); higher fuel, energy, healthcare and housing costs, interest rates, consumer debt levels, and tax rates; tax law changes that negatively affect credits and refunds; lack of available credit; and decreases in, or elimination of, government stimulus programs or subsidies such as unemployment, food/nutrition assistance programs, and the Child Tax Credit.

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

We have short-term and long-term strategies and initiatives (such as those relating to merchandising, real estate and new store development, international expansion, store formats and concepts, digital, marketing, health services, shrink, sourcing, private brand, inventory management, supply chain, store operations, expense reduction, and technology) in various stages of testing, evaluation, and implementation, which are designed to continue to improve our results of operations and financial condition. The effectiveness of these initiatives is inherently uncertain, even when tested successfully, and is dependent on consistency of training and execution, workforce stability, ease of execution and scalability, and the absence of offsetting factors that can influence results adversely. The number and diverse geographic locations of our stores and distribution centers and our decentralized field management also contribute to the challenging nature of these factors. Other risk factors described herein also could negatively affect general implementation. Failure to achieve successful or cost-effective implementation of our initiatives could materially and adversely affect our business, results of operations and financial condition.

The success of our merchandising initiatives, particularly our non-consumable initiatives (including our new pOpshelf concept) and efforts to increase sales of higher margin products within the consumables category, further depends in part upon our ability to predict the products that our customers will demand and to identify and timely respond to evolving trends in consumer preferences and demographic mixes in our markets. If we are unable to select and timely obtain products that are attractive to customers and at costs that allow us to sell them at an acceptable profit, or to effectively market such products, it could result in materially decreased sales and profitability.

The success of our cold chain self-distribution initiative, DG Fresh, further depends in part on the availability of certain supply chain resources, including temperature-controlled distribution centers, refrigerated transportation equipment, and drivers. The success of our Fast Track initiative, which is designed to enhance our in-store labor productivity, on-shelf availability and customer convenience, further depends in part on successful acquisition, implementation and maintenance of the necessary hardware and technology, continued customer interest and adoption of self-checkout, our ability to gain cost efficiencies and control shrink levels from the initiative, and vendor cooperation. The success of DG Media Network, which is our platform for connecting brand partners with our customers to drive even greater value for each, further depends on our ability to successfully gather target customer audiences that deliver consistent, predictable and beneficial returns on advertising spending so as to generate interest and demand from our brand partners, as well as to properly handle and secure all sensitive customer data.

We face intense competition that could limit our growth opportunities and materially and adversely affect our results of operations and financial condition.

The retail business is highly competitive with respect to price, customers, store location, merchandise quality, product assortment and presentation, service offerings, product sourcing and supply chain capacity, in-stock consistency, customer service, ease of shopping experience, promotional activity, employees, and market share. We compete with discount stores and many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety, online retailers, and certain specialty stores. To maintain our competitive position, we may be required to lower prices, either temporarily or permanently, and may have limited ability to increase prices in response to increased costs, resulting in lower margins and reduced profitability. Certain of our competitors have greater financial, distribution, marketing and other resources, and may be able to secure better arrangements with suppliers, than we.

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

Operational Risks

If we cannot timely and cost-effectively execute our real estate projects and meet our financial expectations, or if we do not anticipate or successfully address the challenges imposed by our expansion, including into new countries or domestic markets, states, or urban or suburban areas, it could materially impede our planned future growth and our profitability.

Delays in or failure to complete a significant portion of our real estate projects, or failure to meet our financial expectations for these projects, could materially and adversely affect our growth and our profitability. Our ability to timely open, relocate and remodel profitable stores and expand into additional market areas is a key component of our planned future growth and may depend in part on: the availability of suitable store locations and capital funding; the absence of entitlement process or occupancy delays, including zoning restrictions and moratoria on small box discount retail development such as those passed by certain local governments in areas where we operate or seek to operate; supply chain volatility resulting in delivery delays, and in some cases, lack of availability of store equipment, building materials, and store merchandise for resale; the ability to negotiate acceptable lease and development terms (for example, real estate development requirements and cost of building materials and labor), to cost-effectively hire and train qualified new personnel, especially store managers, and to identify and accurately assess sufficient customer demand; and general economic conditions. While we have experienced certain of these factors at heightened levels in fiscal 2021, to date, they have not materially impaired our ability to complete our planned real estate projects or growth, and thus, have not had a material adverse effect on our financial performance. However, if the heightened levels which we have recently experienced increase or are sustained for an extended period of time, we expect that they could have a material adverse effect on our ability to complete our future planned real estate projects or growth, and in turn, a material adverse effect on our financial performance.

We also may not anticipate or successfully address all of the challenges imposed by the expansion of our operations (including our new pOpshelf store concept), including into new countries or domestic markets, states or urban or suburban areas where we have limited or no meaningful experience or brand recognition. Those areas may have different regulatory environments, competitive and market conditions, consumer tastes and discretionary spending patterns than our existing markets, as well as higher cost of entry and operating costs. These factors may cause our new stores to be less profitable than stores in our existing markets, which could slow future growth in these areas. In addition, many new stores will be located in areas where we have existing stores, which inadvertently may temporarily or permanently divert a larger than anticipated number of customers and sales from our existing stores, thereby adversely affecting our overall financial performance.

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

Our inventory balance represented approximately 52% of our total assets exclusive of goodwill, operating lease assets, and other intangible assets as of January 28, 2022. Efficient inventory management is a key component of our business success and profitability. We must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase such that the costs to store and hold the goods unduly impacts our financial results or increases the risk of inventory shrinkage. If we do not accurately predict customer trends, spending levels, or price sensitivity, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely affect our financial results. We continue to focus on ways to reduce these risks, but we cannot make assurances that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations and financial condition may be negatively affected.

Failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws could expose us to litigation, government enforcement actions and costly response measures, and could materially harm our reputation and affect our business and financial performance.

In connection with sales, we transmit confidential credit and debit card information which is encrypted using point-to-point encryption. We also have access to, collect or maintain certain private or confidential information regarding our customers, employees and their dependents, and vendors, as well as our business. Some of this information is stored electronically in connection with our e-commerce and mobile applications, some of which may leverage third-party service providers. Additionally, we may share information with and depend upon select vendors to assist us in conducting our business. While we have implemented procedures and technology intended to protect such information and require appropriate controls of our vendors, external attackers could compromise such controls and result in unauthorized disclosure of such information, as attacks are becoming increasingly sophisticated, may include attacks on our third-party business partners, and do not always or immediately produce detectable indicators of compromise. Moreover, inadvertent or malicious internal personnel actions could result in a defeat of security measures and a compromise of our or our third-party vendors’ information systems. Furthermore, if a vendor is the victim of a cyberattack, including a ransomware attack, such attack could have a corresponding material effect on our ability to do business with that vendor or to receive information that may be required to timely prepare our financial statements. Due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. Like other retailers, we and our vendors have experienced threats to, and incidents involving, data and systems, including by perpetrators of attempted random or targeted malicious attacks; computer malware, ransomware, bots, or other destructive or disruptive software; and attempts to misappropriate our information and cause system failures and disruptions although to date none have been material to our business. If attackers obtain customer, employee or vendor passwords through unrelated third-party breaches, and if impacted customers, employees, or vendors do not employ good online security practices (e.g., use the same password across different sites or do not use multifactor authentication), these passwords could be used to gain access to their information or accounts with us in certain situations.

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

A significant security breach of any kind experienced by us or one of our vendors, which could be undetected for a period of time, or a significant failure by us or one of our vendors to comply with applicable privacy and information security laws, regulations and standards could expose us to risks of data loss, litigation, government enforcement actions, fines or penalties, credit card brand assessments, negative publicity and reputational harm, business disruption and costly response measures (e.g., providing notification to, and credit monitoring services for, affected individuals, as well as further upgrades to our security measures; procuring a replacement vendor if one of our current vendors is unable to fulfill its obligations to us due to a cyberattack or incident) which may not be covered by or may exceed the coverage limits of our insurance policies, and could materially disrupt our operations. Any resulting negative publicity could significantly harm our reputation which could cause us to lose market share as a result of customers discontinuing the use of our e-commerce and mobile applications or debit or credit cards in our stores or not shopping in our stores altogether and could materially and adversely affect our business and financial performance.

Material damage or interruptions to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing or implementing new technology could materially and adversely affect our business and results of operations.

We depend on a variety of information technology systems, including systems owned and managed by third-party vendors, for the efficient functioning of our business, including, without limitation, transaction processing and the management of our employees, facilities, logistics, inventories, stores and customer-facing digital applications and operations. Our technology initiatives may not deliver desired results or may do so on a delayed schedule. Additionally, such systems are subject to damage or interruption from power surges and outages, facility damage, physical theft, computer and telecommunications failures, inadequate or ineffective redundancy, malicious code (including malware, ransomware, or similar), successful attacks (e.g., account compromise; phishing; denial of service; and application, network or system vulnerability exploitation), software upgrade failures or code defects, natural disasters and human error. Due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. Design defects, damage to, or interruption to these systems may require a significant investment to repair or replace, disrupt our operations and affect our ability to meet business and reporting requirements, result in the loss or corruption of critical data, and harm our reputation, all of which could materially and adversely affect our business or results of operations.

We also rely heavily on our information technology staff. Failure to meet these staffing needs may negatively affect our ability to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We rely on third parties to maintain and periodically upgrade many of these systems so that they can continue to support our business. We license the software programs supporting many of our systems from independent software developers. The inability of these vendors, developers or us to continue to maintain and upgrade these systems and software programs could disrupt or reduce the efficiency of our operations or retain vulnerability exploitation risk if we were unable to convert to alternate systems in an efficient and timely manner and could expose us to greater risk of a successful attack. In addition, costs and delays associated with the implementation of new or upgraded systems and technology, including the migration of applications to the cloud or our current implementation of our new point of sale system, or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations, fail to operate as designed, result in the potential loss or corruption of data or information, disrupt operations and affect our ability to meet business and reporting requirements and adversely affect our profitability.

A significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory could adversely affect sales or increase our transportation costs, which would decrease our profitability.

We rely on our distribution and transportation network to provide goods to our stores timely and cost-effectively. Using various transportation modes, including ocean, rail, and truck, we and our vendors move goods from vendor locations to our distribution centers and our stores. Any disruption, unanticipated or unusual expense or operational failure related to this process could negatively impact sales and profits. We experienced in fiscal 2021, and continue to experience, increased fuel costs, as well as inventory receipt and delivery delays and increases in transportation costs (including increased import freight costs, and carrier and driver wages as a result of driver shortages) as a result of a decrease in transportation capacity for overseas shipments, port closures or congestion, and labor shortages. Labor shortages or work stoppages or slowdowns in the transportation industry or disruptions to the national and international transportation infrastructure that necessitate our securing alternative labor or shipping suppliers could also increase our costs or otherwise negatively affect our business. The COVID-19 pandemic has disrupted the global and domestic transportation and distribution of goods and resulted in product delivery delays and higher delivery prices. The supply chain disruptions that we have experienced to date as a result of the COVID-19 pandemic had a material negative impact on our financial results in fiscal 2021. Depending on the continued extent and duration of these disruptions, our distribution network, results of operations (including sales) or future business may continue to be materially and adversely impacted.

We maintain a network of distribution facilities and are moving forward with plans to build or lease new facilities to support our growth objectives and strategic initiatives. Delays in opening such facilities could adversely affect our financial performance by slowing store growth (including accelerated pOpshelf store growth plans) or the rollout of certain strategic initiatives such as our DG Fresh initiative, which may in turn reduce revenue growth and/or profitability, or by increasing transportation and product costs. In addition, distribution-related construction or expansion projects entail risks that could cause delays and cost overruns, such as: shortages of materials or skilled labor; work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. For these reasons, the completion date and ultimate cost of these projects could differ significantly from initial expectations, and we cannot guarantee that any project will be completed on time or within established budgets.

Risks associated with or faced by our suppliers could adversely affect our financial performance.

We source our merchandise from a wide variety of domestic and international suppliers, and we depend on them to supply merchandise in a timely and efficient manner and in the large volumes that we may require. In 2021, our two largest suppliers accounted for approximately 9% and 8% respectively, of our purchases. If one or more of our current sources of supply became unavailable, we believe we generally would be able to obtain alternative sources, but it could increase our merchandise costs and supply chain lead time and expenses, result in a temporary reduction in store inventory levels, and reduce the selection and quality of our merchandise. An inability to obtain alternative sources could materially decrease our sales. Additionally, if a supplier fails to deliver on its commitments, we could experience merchandise out-of-stocks that could lead to lost sales and reputational harm. Further, failure of suppliers to meet our compliance protocols could prolong our procurement lead time, resulting in lost sales and adverse margin impact.

We directly imported approximately 6% of our purchases (measured at cost) in 2021, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods often are for reasons beyond our control, such as political or civil unrest, acts of war, disruptive global political events (for example, the current conflict between Russia and Ukraine), currency fluctuations, disruptions in maritime lanes, port labor disputes, economic conditions and instability in countries in which foreign suppliers are located, the financial instability of suppliers, failure to meet our terms and conditions or our standards, issues with our suppliers’ labor practices or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials, pandemic outbreaks, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation, and other factors relating to suppliers and the countries in which they are located or from which they import. Such changes could adversely affect our operations and profitability.

While we are working to diversify our sources of imported goods, a substantial amount of our imported merchandise comes from China, and thus, a change in the Chinese leadership, the effects of pandemic outbreaks including COVID-19, economic and market conditions, internal economic stimulus actions, or currency or other policies, as well as trade relations between China and the United States and increases in costs of labor, could negatively impact our merchandise costs. We experienced delays in the receipt of certain goods from international and domestic shipping origins as a result of the COVID-19 pandemic and more general global supply chain constraints in fiscal 2021. Depending on the continued extent and duration of these constraints and disruptions, our supply chain, results of operations (including sales) or future business may be materially and adversely impacted. In addition, the United States’ foreign trade policies, duties, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries (particularly China) and entities, import limitations on certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. If we increase our product imports from foreign vendors, the risks associated with these imports also will increase, and we may be exposed to additional or different risks as we increase imports of goods produced in countries other than China.

Natural disasters and unusual weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises, political or civil unrest, acts of war, violence or terrorism, and disruptive global political events could disrupt business and result in lower sales and/or profitability and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, tornadoes and earthquakes, unusual weather conditions, pandemic outbreaks or other health crises (including but not limited to the COVID-19 pandemic), political or civil unrest, acts of war, violence or terrorism (including within our stores, distribution centers or other Company property), or disruptive global political events (for example, the current conflict between Russia and Ukraine) or similar disruptions could adversely affect our reputation, business and financial performance. If any of these events result in the closure, or a limitation on operating hours, of one or more of our distribution centers, a significant number of stores, our sourcing offices, our corporate headquarters or data center or impact one or more of our key suppliers, our operations and financial performance could be materially and adversely affected through an inability or reduced ability to make deliveries, process payroll or provide other support functions to our stores and through lost sales. These events also could affect consumer shopping patterns or prevent customers from reaching our stores, which could lead to lost sales and higher markdowns, or result in increases in fuel or other energy prices, fuel shortage(s), new store or distribution center opening delays, the temporary lack of an adequate work force in a market, the temporary or long-term disruption of product availability in our stores, the temporary or long-term inability to obtain or access technology needed to effectively run our business, disruption of our utility services or information systems, and damage to our reputation. These events may also increase the costs of insurance if they result in significant loss of property or other insurable damage by us or in the market more generally.

Furthermore, the long-term impacts of global climate change present the possibility of both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which may be widespread and unpredictable. Over time, these changes could affect, for example, the availability and cost of products, commodities and energy (including utilities), which in turn may impact our ability to procure goods and services required for the operation of our businesses at the quantities and levels we require. In addition, our operations and facilities may be located in areas impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to stores, distribution centers, or our corporate offices, as well as loss or spoilage of inventory and business interruption caused by such events. We also use natural gas, diesel fuel and gasoline and electricity in our operations, all of which could face increased regulation as a result of climate change or other environmental concerns. Regulations limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may increase our costs associated with compliance and merchandise. These events and their impacts could otherwise disrupt and adversely affect our operations and could materially adversely affect our financial performance.

Product liability, product recall or other product safety or labeling claims could adversely affect our business, reputation and financial performance.

We depend on our vendors to ensure that the products we buy from them comply with applicable product safety and labeling laws and regulations and to inform us of all applicable restrictions on the sale of such products. Nonetheless, product liability, personal injury or other claims may be asserted against us relating to alleged product contamination, tampering, expiration, mislabeling, recall and other safety or labeling issues, including those relating to products that we may self-distribute through our DG Fresh initiative.

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

Our future growth and performance, positive customer experience and legal and regulatory compliance depends on our ability to attract, develop, retain and motivate qualified employees while operating in an industry challenged by historically high rates of employee turnover. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel, unemployment levels, wage rates and salary levels (including the heightened possibility of increased federal, state and/or local minimum wage rates/salary levels), health and other insurance costs, changes in employment and labor laws or other workplace regulations (including those relating to employee benefit programs such as health insurance and paid leave programs), employee activism, and our reputation and relevance within the labor market. If we are unable to attract, develop and retain adequate numbers of qualified employees, our operations, customer service levels, legal and regulatory compliance, and support functions could suffer. In addition, to the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor and other related costs could increase, and it is possible that federal agencies may adopt or impose regulatory or other changes to existing law that could facilitate union organizing. Our ability to pass along labor and other related costs to our customers is constrained by our everyday low price model, and we may not be able to offset such increased costs elsewhere in our business.

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

Failure to protect our reputation could adversely affect our business.

Our success depends in part on the protection of the reputation of Dollar General and the products and services we sell, including our private brands. Failure to comply or accusation of failure to comply with ethical, social, product, labor, data privacy, consumer protection, safety, environmental and other applicable standards could jeopardize our reputation and potentially lead to various adverse consumer, shareholder or non-governmental organization (NGO) actions, litigation and governmental investigations. In addition, our position or perceived lack of position on certain issues (e.g., public policy, social, or environmental issues), and any perceived lack of transparency about such matters, could harm our reputation and potentially lead to adverse consumer, shareholder or NGO actions, including negative public statements. Similar incidents or factors involving vendors and other third parties with whom we conduct business also may affect our reputation. Public comments on social media, whether or not they are accurate, have the potential to quickly influence negative perceptions of Dollar General or our goods and services, including our private brands. Negative reputational incidents could adversely affect our business through lost sales, loss of new store and development opportunities, or employee retention and recruiting difficulties.

Regulatory, Legal, Compliance and Accounting Risks

A significant change in governmental regulations and requirements could materially increase our cost of doing business, and noncompliance with governmental regulations could materially and adversely affect our financial performance.

We routinely incur significant costs in complying with numerous and frequently changing laws and regulations. The complexity of this regulatory environment and related compliance costs continue to increase due to additional legal and regulatory requirements, our expanding operations, and increased regulatory scrutiny and enforcement efforts. New or revised laws, regulations, policies and related interpretations and enforcement practices, particularly those dealing with the sale of products, including without limitation, product and food safety, marketing or labeling; information security and privacy; labor and employment; employee wages and benefits; health and safety; imports and customs; taxes; bribery; climate change; and environmental compliance, may significantly increase our expenses or require extensive system and operating changes that could materially increase our cost of doing business. Violations of applicable laws and regulations or untimely or incomplete execution of a required product recall can result in significant penalties (including loss of licenses, eligibility to accept certain government benefits such as SNAP or significant fines), class action or other litigation, governmental investigation or action and reputational damage. Additionally, changes in tax laws (including those related to the federal, state or foreign corporate tax rate), the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our overall effective tax rate. Furthermore, significant and/or rapid increases to federal, state and/or local minimum wage rates/salary levels could adversely affect our earnings if we are not able to otherwise offset these increased labor costs elsewhere in our business. Moreover, the adoption of new environmental laws and regulations in connection with climate change and the transition to a low carbon economy, including any federal or state laws enacted to regulate greenhouse gas emissions, could significantly increase our operating or merchandise costs or reduce the demand for our products. These laws and regulations may include, but are not limited to, requirements relating to hazardous waste materials, recycling, single-use plastics, extended producer responsibility, use of refrigerants, carbon pricing or carbon taxes, product energy efficiency standards and product labeling. If carbon pricing or carbon taxes are adopted, there is a significant risk that the cost of merchandise from our suppliers will increase and adversely affect our business and results of operations.

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

The implementation of new accounting standards could require certain systems, internal process and controls and other changes that could increase our operating costs and result in changes to our financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of February 25, 2022, we operated 18,190 retail stores located in 47 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	869	Nevada	21
Arizona	130	New Hampshire	43
Arkansas	502	New Jersey	175
California	246	New Mexico	111
Colorado	66	New York	555
Connecticut	76	North Carolina	977
Delaware	50	North Dakota	59
Florida	992	Ohio	943
Georgia	1,017	Oklahoma	503
Idaho	1	Oregon	77
Illinois	637	Pennsylvania	866
Indiana	641	Rhode Island	20
Iowa	297	South Carolina	614
Kansas	261	South Dakota	71
Kentucky	655	Tennessee	897
Louisiana	615	Texas	1,709
Maine	63	Utah	11
Maryland	156	Vermont	39
Massachusetts	55	Virginia	456
Michigan	653	Washington	25
Minnesota	192	West Virginia	271
Mississippi	587	Wisconsin	236
Missouri	600	Wyoming	9
Nebraska	141

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

As of February 25, 2022, we operated 16 distribution centers for non-refrigerated products, 10 cold storage distribution centers, and two combination distribution centers which have both refrigerated and non-refrigerated products. We lease 12 of these facilities and the remainder are owned. We have a total of 17.5 million square feet of non-refrigerated space and a total of 2.6 million square feet of cold storage space. Approximately 7.25 acres of the land for one of the distribution centers is subject to a ground lease. We also leased approximately 2.0 million square feet of additional warehouse space in support of our distribution network for non-refrigerated merchandise.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding our current executive officers as of March 18, 2022 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected. There are no familial relationships between any of our directors or executive officers.

8
Name	Age	Position
Todd J. Vasos	60	Chief Executive Officer and Director
John W. Garratt	53	Executive Vice President and Chief Financial Officer
Jeffery C. Owen	52	Chief Operating Officer
Kathleen A. Reardon	50	Executive Vice President and Chief People Officer
Steven G. Sunderland	58	Executive Vice President, Store Operations
Emily C. Taylor	45	Executive Vice President and Chief Merchandising Officer
Rhonda M. Taylor	54	Executive Vice President and General Counsel
Carman R. Wenkoff	54	Executive Vice President and Chief Information Officer
Antonio Zuazo	50	Executive Vice President, Global Supply Chain
Anita C. Elliott	57	Senior Vice President and Chief Accounting Officer

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

Ms. Reardon has served as Executive Vice President and Chief People Officer since August 2020. She joined Dollar General as Director, Human Resources in September 2009 and was promoted to Vice President, Talent Management in October 2012. She became Vice President, Retail Human Resources in October 2014 and was promoted to Senior Vice President, Human Resources in March 2019 and to Senior Vice President and Chief People Officer in May 2019. Prior to joining Dollar General, Ms. Reardon held several positions of increasing responsibility at Centex from August 2005 until September 2009, serving as Director of Human Resources from October 2007 until September 2009. Since beginning her career in May 1998, Ms. Reardon also held various roles with Carrier Corporation, including Manager of Human Resources from August 2003 until August 2005, and was also a Career Consultant at the Darden Graduate School of Business Administration, University of Virginia, from August 2001 until August 2003.

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

Ms. E. Taylor has served as Executive Vice President and Chief Merchandising Officer since September 2020. She joined Dollar General in 1998 and held roles of increasing responsibility in investor relations, financial planning and analysis, merchandise planning, pricing and merchandising operations prior to her promotion to Vice President, Pricing & Merchandise Data Optimization in March 2011. She served as Vice President, Merchandising Operations (March 2012 to April 2014) and was subsequently promoted to Senior Vice President, General Merchandise Manager in April 2014. She most recently served as Senior Vice President, Channel Innovation (September 2019 to September 2020).

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

Mr. Zuazo has served as Executive Vice President, Global Supply Chain since April 16, 2021. He joined Dollar General as Senior Director, Inventory and Planning Systems in May 2010, became Vice President, Inventory and Demand Management in February 2013, and was promoted to Senior Vice President, Inventory and Transportation in August 2018. Prior to joining Dollar General, Mr. Zuazo served as Director of Pricing Strategy for Dreyer’s Grand Ice Cream from January 2009 to May 2010 and Director of Procurement for Longs Drug Stores Corporation from January 2006 to December 2008, and prior thereto, held various roles of increasing responsibility with Safeway Inc., primarily in its corporate business processes department, from August 1998 to December 2005. Mr. Zuazo began his career in January 1988 with Lucky Stores and served as a pricing analyst for its Northern California division from October 1995 to August 1998.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “DG.” On March 11, 2022, there were approximately 2,784 shareholders of record of our common stock.

Dividends

We have paid quarterly cash dividends since 2015. Our Board of Directors most recently increased the amount of the quarterly cash dividend from $0.42 to $0.55 beginning with the dividend payable on April 19, 2022. While our Board of Directors currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Issuer Purchases of Equity Securities

The following table contains information regarding purchases of our common stock made during the quarter ended January 28, 2022 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(a)	or Programs(a)
10/30/21-11/30/21	—	$—	—	$619,407,000
12/01/21-12/31/21	1,742,979	$225.05	1,742,979	$2,227,145,000
01/01/22-01/28/22	414,427	$235.26	414,427	$2,129,645,000
Total	2,157,406	$227.01	2,157,406	$2,129,645,000

(a)	On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on December 1, 2021 to increase the repurchase authorization by $2.0 billion, bringing the cumulative total value of authorized share repurchases under the program since its inception to $14.0 billion. Under the authorization, repurchases may be made from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. This repurchase authorization has no expiration date.

ITEM 6. RESERVED

Not applicable.

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

Impact of COVID-19

The COVID-19 (coronavirus) pandemic continues to have a widespread impact on the global economy as well as our business, customers, suppliers, and other business partners. As an essential business in all locations where we operate, our stores have generally remained open to serve our customers. In responding to the pandemic and its effects, the health and safety of our employees and customers remains a priority.

We expect to continue to be affected, although the extent and duration is unknown, by the COVID-19 pandemic and its effects on the economy in a variety of ways, including changes in consumer demand (whether higher or lower) in certain product categories (or overall), supply chain interruptions or disruptions, increased distribution and transportation costs, increased product costs and increased payroll expenses. We also may experience adverse effects on our business, results of operations and cash flows from a recessionary economic environment that may occur after the COVID-19 pandemic and government response thereto and their effects on the economy has moderated. As a result, the quarterly cadence of our results of operations, which has varied from historical patterns during the pandemic, may continue to do so in fiscal 2022.

Due to the significant uncertainty surrounding the COVID-19 pandemic and its effects, there may be consequences that we do not anticipate at this time or that develop in unexpected ways. We will continue to monitor the evolving situation and take actions as necessary to serve our employees, customers, communities and shareholders.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 18,190 stores located in 47 states as of February 25, 2022, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, wage growth, changes in U.S. and global trade policy, and changes to certain government assistance programs, such as the Supplemental Nutrition Assistance Program (“SNAP”), unemployment benefits, economic stimulus payments, and the child tax credit. In fiscal 2020 and 2021, our customers were affected both positively and negatively by many of these factors in connection with the pandemic and its associated impacts. We continue to monitor the potential impact of reductions in SNAP benefits and unemployment benefit programs, as well as changes in the payments of the child tax credit, although these programs did not result in a material impact on our business or financial results in fiscal 2021. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, and fuel prices; as well as cost inflation in frequently purchased household products, such as that which we experienced in 2021 and continue to experience as further discussed below. Finally, significant unseasonable or unusual weather patterns can impact customer shopping behaviors.

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

Historically, our sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. Prior to 2020, our sales mix had continued to shift toward consumables, and, within consumables, toward lower margin departments such as perishables. This trend did not occur in fiscal 2020 or the first quarter of fiscal 2021, as we saw a significant increase in demand in many non-consumable products, including home, seasonal and apparel, resulting in an overall significant mix shift into non-consumable categories during those periods. Beginning in the second quarter of fiscal 2021 and continuing thereafter, we began to see some reversion toward the prior mix trends. We continue to expect some sales mix challenges to persist and that the mix trend reversion toward consumables will continue. Several of our initiatives, including certain of those discussed below, are intended to address these mix challenges; however, there can be no assurances that these efforts will be successful.

We have also experienced a shift in customer behavior toward trip consolidation, as customers shopped our stores less frequently in fiscal 2020 and 2021 than in fiscal 2019 but had a larger average transaction amount. We have seen a continuation of these general trends toward trip consolidation and larger transaction amount, and there can be no assurance that our sales growth initiatives will be effective at reversing them. In addition, we believe our sales have been negatively impacted as a result of supply chain disruptions, primarily due to lower merchandise in-stock levels in our stores.

We continue to implement and invest in certain strategic initiatives that we believe will help drive profitable sales growth, both with new and existing customers, and capture long-term growth opportunities. Such opportunities include providing our customers with additional shopping access points and even greater convenience by leveraging and developing digital tools and technology, such as our Dollar General app, which contains a variety of tools to enhance the in-store shopping experience. Additionally, we launched a partnership with a third party delivery service during 2021, which is now available in more than 10,700 stores, and we also continue to grow our DG Media Network, which is our platform for connecting brand partners with our customers to drive even greater value for each.

Further, our non-consumables initiative, which offers a new, differentiated and limited assortment that will change throughout the year, continues to contribute to improved overall sales and gross margin performance in stores where it has been deployed. We significantly expanded the number of stores with either the full or the “lite” version of our non-consumables initiative offering in 2021 and plan to complete the rollout in the vast majority of our Dollar General stores by the end of fiscal 2022.

Additionally, in 2020, we introduced pOpshelf, a unique retail concept that incorporates certain of the lessons learned from the non-consumables initiative in a differentiated format that is focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. At the end of fiscal 2021, we operated 55 standalone pOpshelf locations and 25 pOpshelf store-within-a-store concepts within existing Dollar General Market stores. Our goal is to operate approximately 155 pOpshelf locations, as well as approximately 50 pOpshelf store-within-a-store concepts, by the end of fiscal 2022. We believe this concept represents a significant growth opportunity, and are targeting approximately 1,000 stores by the end of fiscal 2025.

In the second quarter of fiscal 2021, we completed our rollout of the “DG Fresh” initiative, a self-distribution model for frozen and refrigerated products that is designed to reduce product costs, enhance item assortment, improve our in-stock position, and enhance sales. DG Fresh contributed to our strong sales performance in 2021, driven by higher in-stock levels and the introduction of new products in select stores. In addition, DG Fresh benefitted gross profit in 2021 through improved initial markups on inventory purchases, which were partially offset by increased distribution and transportation costs. DG Fresh now wholly or partially serves essentially all stores across the chain, and we expect the overall net benefit to our financial results to continue throughout 2022. Moving forward, we plan to focus on additional optimization of the distribution footprint and product assortment within DG Fresh to further drive profitable sales growth.

To support our other operating priorities, we remain focused on capturing growth opportunities. In 2021, we opened 1,050 new stores, remodeled 1,752 stores, and relocated 100 stores. In 2022, we plan to open approximately 1,110 new stores (including planned pOpshelf stores and up to ten stores in Mexico), remodel approximately 1,750 stores, and relocate approximately 120 stores, for a total of 2,980 real estate projects. We expect stores in Mexico, which will represent our first store locations outside the United States, to open in the second half of 2022.

We continue to innovate within our channel and are able to utilize the most productive of our various Dollar General store formats based on the specific market opportunity. We expect store format innovation to allow us to capture additional growth opportunities within our existing markets. We recently introduced two new larger format stores (approximately 8,500 square feet and 9,500 square feet, respectively), and expect the 8,500 square foot format, along with our existing Dollar General Plus format of a similar size, to become our base prototypes for the majority of new stores, replacing our traditional 7,300 square foot format and higher-cooler count Dollar General Traditional Plus format. The larger formats allow for expanded high-capacity-cooler counts; an extended queue line; and a broader product assortment, including the non-consumable initiative, a larger health and beauty section, and produce in select stores. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base. These lessons contribute to innovation in developing new formats, with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

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

We are also deploying “Fast Track”, an initiative aimed at further enhancing our convenience proposition and in-stock position as well as increasing labor efficiencies within our stores. The completed first phase of Fast Track involved sorting process optimization within our non-refrigerated distribution centers, as well as increased shelf-ready packaging, to allow for greater store-level stocking efficiencies, while the ongoing second phase involves adding a self-checkout option, which we plan to have in up to 11,000 stores by the end of fiscal 2022. These and the other strategic initiatives discussed above have required and will require us to incur upfront expenses for which there may not be an immediate return in terms of sales or enhanced profitability.

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces, including labor availability, increases in minimum wage rates and increases in property rents. Further federal, state and/or local minimum wage increases could have a material negative impact on our operating expenses, although the magnitude and timing of such impact is uncertain. We have experienced incremental payroll, distribution and transportation costs related to the COVID-19 pandemic and its associated impacts. We continue to experience materially higher supply chain costs and, in some instances, shipping delays, as a result of shipping capacity shortages, port congestion and labor shortages. We expect continued inflationary pressures due to higher input costs and higher fuel prices will continue to affect us as well as our vendors and customers, including higher commodity, transportation and other costs, all of which may result in continued pressure to our operating results, and their duration is unknown. While we expect these challenges to persist, certain of our initiatives and plans are intended to help offset these challenges; however, they are somewhat dependent on the scale and timing of the increased costs, among other factors. There can be no assurance that our mitigation efforts will be successful.

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

To further enhance shareholder returns, we repurchased shares of our common stock and paid quarterly cash dividends in 2021. We expect to continue our share repurchase activity and to pay quarterly cash dividends for the foreseeable future, subject to Board discretion and approval.

We utilize key performance indicators (“KPIs”) in the management of our business. Our KPIs include same-store sales, average sales per square foot, and inventory turnover. Same-store sales are calculated based upon stores that were open at least 13 full fiscal months and remain open at the end of the reporting period. We include stores that have been remodeled, expanded or relocated in our same-store sales calculation. Changes in same-store sales are calculated based on the comparable 52 calendar weeks in the current and prior years. The method of calculating same-store sales varies across the retail industry. As a result, our calculation of same-store sales is not necessarily comparable to similarly titled measures reported by other companies. Average sales per square foot is calculated based on total sales for the preceding 12 months as of the ending date of the reporting period divided by the average selling square footage during the period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters. Inventory turnover is calculated based on total cost of goods sold for the preceding four quarters divided by the average inventory balance as of the ending date of the reporting period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters. Each of these measures is commonly used by investors in retail companies to measure the health of the business. We use these measures to maximize profitability and for decisions about the allocation of resources.

A continued focus on our four operating priorities as discussed above, coupled with pandemic-related sales and other impacts (additional discussion below) and strong cash flow management resulted in strong overall operating and financial performance in 2021 as compared to 2020, as set forth below. Basis points, as referred to below, are equal to 0.01% as a percentage of net sales.

●	Net sales in 2021 increased 1.4% over 2020. Sales in same-stores decreased 2.8%, primarily due to a decrease in customer traffic. Average sales per square foot in 2021 were $262.

●	Our gross profit rate decreased by 16 basis points due primarily to higher transportation costs and a greater LIFO provision.

●	SG&A as a percentage of sales increased by 96 basis points primarily due to increases in retail labor and store occupancy costs.

●	Operating profit decreased 9.4% to $3.22 billion in 2021 compared to $3.55 billion in 2020.

●	Interest expense increased by $7.1 million in 2021 primarily due to higher average outstanding debt balances.

●	The decrease in the effective income tax rate to 21.7% in 2021 from 22.0% in 2020 was due primarily to increased income tax benefits associated with federal tax credits.

●	We reported net income of $2.40 billion, or $10.17 per diluted share, for 2021 compared to net income of $2.66 billion, or $10.62 per diluted share, for 2020.

●	We generated approximately $2.87 billion of cash flows from operating activities in 2021, a decrease of 26.1% compared to 2020.

●	Inventory turnover was 4.4 times, and inventories increased 1.4% on a per store basis compared to 2020.

●	We repurchased approximately 12.1 million shares of our outstanding common stock for $2.5 billion.

Readers should refer to the detailed discussion of our operating results below for additional comments on financial performance in the current year as compared with the prior years presented.

Results of Operations

Accounting Periods. The following text contains references to years 2021, 2020, and 2019, which represent fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal years 2021, 2020 and 2019 were each 52-week accounting periods.

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

The following table contains results of operations data for fiscal years 2021, 2020 and 2019, and the dollar and percentage variances among those years.

				2021 vs. 2020		2020 vs. 2019
(amounts in millions, except				Amount	%	Amount	%
per share amounts)	2021	2020	2019	Change	Change	Change	Change
Net sales by category:
Consumables	$26,258.6	$25,906.7	$21,635.9	$351.9	1.4%	$4,270.8	19.7%
% of net sales	76.73%	76.77%	77.96%
Seasonal	4,182.2	4,083.7	3,258.9	98.5	2.4	824.8	25.3
% of net sales	12.22%	12.10%	11.74%
Home products	2,322.4	2,210.0	1,611.9	112.4	5.1	598.1	37.1
% of net sales	6.79%	6.55%	5.81%
Apparel	1,457.3	1,546.6	1,247.3	(89.2)	(5.8)	299.2	24.0
% of net sales	4.26%	4.58%	4.49%
Net sales	$34,220.4	$33,746.8	$27,754.0	$473.6	1.4%	$5,992.9	21.6%
Cost of goods sold	23,407.4	23,028.0	19,264.9	379.5	1.6	3,763.1	19.5
% of net sales	68.40%	68.24%	69.41%
Gross profit	10,813.0	10,718.9	8,489.1	94.1	0.9	2,229.8	26.3
% of net sales	31.60%	31.76%	30.59%
Selling, general and administrative expenses	7,592.3	7,164.1	6,186.8	428.2	6.0	977.3	15.8
% of net sales	22.19%	21.23%	22.29%
Operating profit	3,220.7	3,554.8	2,302.3	(334.1)	(9.4)	1,252.5	54.4
% of net sales	9.41%	10.53%	8.30%
Interest expense	157.5	150.4	100.6	7.1	4.7	49.8	49.5
% of net sales	0.46%	0.45%	0.36%
Income before income taxes	3,063.1	3,404.4	2,201.7	(341.2)	(10.0)	1,202.7	54.6
% of net sales	8.95%	10.09%	7.93%
Income tax expense	663.9	749.3	489.2	(85.4)	(11.4)	260.2	53.2
% of net sales	1.94%	2.22%	1.76%
Net income	$2,399.2	$2,655.1	$1,712.6	$(255.8)	(9.6)%	$942.5	55.0%
% of net sales	7.01%	7.87%	6.17%
Diluted earnings per share	$10.17	$10.62	$6.64	$(0.45)	(4.2)%	$3.98	59.9%

Net Sales. The net sales increase in 2021 was primarily due to sales from new stores, partially offset by a decrease in same-store sales of 2.8% compared to 2020 as well as the impact of store closures. In 2021, our 16,954 same-stores accounted for sales of $32.4 billion. The decrease in same-store sales reflects a decline in customer traffic partially offset by an increase in average transaction amount which was driven by higher average item retail prices. Same-store sales decreased in each of our product categories, with the largest percentage decrease in the apparel category.

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

Gross Profit. In 2021, gross profit increased by 0.9%, and as a percentage of net sales decreased by 16 basis points to 31.6% compared to 2020. Increased transportation costs, a greater LIFO provision which was driven by higher product costs, increased inventory damages and higher distribution costs each contributed to the decrease in the gross profit rate. These factors were partially offset by higher inventory markups, a reduction in markdowns as a percentage of net sales, and a lower inventory shrink rate. In 2021, consumables and non-consumables sales increased at approximately the same rate when compared to 2020.

In 2020, gross profit increased by 26.3%, and as a percentage of net sales increased by 117 basis points to 31.8%, compared to 2019. A reduction in markdowns as a percentage of net sales and higher initial markups on inventory purchases each contributed to the increase in the gross profit rate. In addition, non-consumables sales increased at a higher rate than consumables sales in 2020, which contributed to the increase in the gross profit rate. We also experienced a lower rate of inventory shrink in 2020 compared to 2019. These factors were partially offset by increased distribution and transportation costs which were impacted by increased volume, some of which was attributable to the COVID-19 pandemic, and discretionary employee bonus expense. We believe the effect of the COVID-19 pandemic on consumer behavior had a significant positive effect on net sales, and also had a positive effect on our gross profit in 2020.

SG&A. SG&A as a percentage of net sales was 22.2% in 2021 compared to 21.2% in 2020, an increase of 96 basis points. The primary expenses that were higher as a percentage of net sales in 2021 were retail labor, store occupancy costs, depreciation and amortization, employee benefits, utilities, and workers’ compensation and general liability expenses, partially offset by reductions in discretionary employee bonus and other miscellaneous COVID-related expenses and incentive compensation expenses.

SG&A as a percentage of net sales was 21.2% in 2020 compared to 22.3% in 2019, a decrease of 106 basis points. Although we incurred certain incremental costs associated with the COVID-19 pandemic, including discretionary employee bonus expense, they were more than offset by the significant increase in net sales during the period as discussed above. Among the expenses that were a lower percentage of net sales in 2020 were retail labor, store occupancy costs, utilities, and depreciation and amortization. In addition, we recorded expenses of $31.0 million in 2019 reflecting our estimate for the settlement of significant legal matters. These items were partially offset by 2020 increases in incentive compensation and hurricane-related expenses.

Interest Expense. Interest expense increased $7.1 million to $157.5 million in 2021 compared to 2020, and increased $49.8 million to $150.4 million in 2020 compared to 2019 primarily due to higher average outstanding debt balances in connection with the issuance of debt in the first quarter of 2020. The majority of our debt is fixed rate debt. See the detailed discussion under “Liquidity and Capital Resources” regarding the financing of various long-term obligations.

Income Taxes. The effective income tax rate for 2021 was 21.7% compared to a rate of 22.0% for 2020 which represents a net decrease of 0.3 percentage points. The effective income tax rate was lower in 2021 primarily due to increased income tax benefits associated with federal tax credits partially offset by a higher state effective tax rate compared to 2020.

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

Effects of Inflation

In 2021, 2020 and 2019, we experienced increases in product costs due in part to the COVID-19 pandemic and its effect on the global economy, particularly to the global supply chain, and tariffs on certain items imported from China.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

During the past three years, we have generated an aggregate of approximately $9.0 billion in cash flows from operating activities and incurred approximately $2.9 billion in capital expenditures. During that period, we expanded the number of stores we operate by 2,760, representing growth of approximately 18%, and we remodeled or relocated 4,756 stores, or approximately 31% of the stores we operated as of the beginning of the three-year period. In 2022, we intend to continue our current strategy of pursuing store growth, remodels and relocations.

At January 28, 2022, we had a $2.0 billion unsecured revolving credit agreement (the “Revolving Facility”), $4.0 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability of up to $2.0 billion. At January 28, 2022, we had total consolidated outstanding debt (including the current portion of long-term obligations) of $4.2 billion, most of which was in the form of senior notes. All of our material borrowing arrangements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our commercial paper notes (“CP Notes”) as further described below. The information contained in Note 5 to the consolidated financial statements contained in Part II, Item 8 of this report is incorporated herein by reference.

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

For fiscal 2022, we anticipate potential combined borrowings under the Revolving Facility and CP Notes to be a maximum of approximately $1.5 billion outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Revolving Credit Facility

Effective December 2, 2021, we amended and extended our Revolving Facility, which consists of a $2.0 billion senior unsecured revolving credit facility of which up to $100.0 million is available for the issuance of letters of credit and which is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The Revolving Facility includes customary LIBOR replacement provisions. The applicable interest rate margin for borrowings as of January 28, 2022 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of January 28, 2022, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of January 28, 2022, we were in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of January 28, 2022, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $1.9 million, and borrowing availability of $2.0 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.76 billion at January 28, 2022. In addition, as of January 28, 2022 we had outstanding letters of credit of $48.6 million which were issued pursuant to separate agreements.

Commercial Paper

We may issue the CP Notes from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of January 28, 2022, our consolidated balance sheet reflected outstanding unsecured CP Notes of $54.3 million. CP Notes totaling $181.0 million were held by a wholly-owned subsidiary and therefore are not reflected in the consolidated balance sheets.

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

Future Cash Requirements

The following table summarizes significant estimated future cash requirements under our various contractual obligations and other commitments at January 28, 2022, in total and disaggregated into current (<1 year) and long-term (1 or more years) obligations (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$4,213,826	$61,774	$913,278	$512,700	$2,726,074
Interest(a)	1,241,977	149,460	245,855	213,147	633,515
Self-insurance liabilities(b)	257,411	127,719	91,420	30,890	7,382
Operating lease obligations	11,941,185	1,529,978	2,885,518	2,462,492	5,063,197
Subtotal	$17,654,399	$1,868,931	$4,136,071	$3,219,229	$8,430,168

	Commitments Expiring by Period
Commercial commitments(c)	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Letters of credit	$15,476	$15,476	$—	$—	$—
Purchase obligations(d)	2,124,249	2,120,271	3,978	—	—
Subtotal	$2,139,725	$2,135,747	$3,978	$—	$—
Total contractual obligations and commercial commitments	$19,794,124	$4,004,678	$4,140,049	$3,219,229	$8,430,168
(a)	Represents obligations for interest payments on long-term debt and includes projected interest on variable rate long-term debt using 2021 year end rates and balances. Variable rate long-term debt includes the Revolving Facility (although such facility had a balance of zero as of January 28, 2022), the CP Notes (which had a balance of $54.3 million as of January 28, 2022, and which amount is net of $181 million held by a wholly-owned subsidiary), interest rate swaps being accounted for as fair value hedges, and the balance of an outstanding tax increment financing of $1.9 million.

(b)	We retain a significant portion of the risk for our workers’ compensation, employee health, general liability, property loss, automobile, and certain third-party landlord claims exposures. As these obligations do not have scheduled maturities, these amounts represent undiscounted estimates based upon actuarial assumptions. Substantially all amounts are reflected on an undiscounted basis in our consolidated balance sheets.

(c)	Commercial commitments include information technology license and support agreements, supplies, fixtures, letters of credit for import merchandise, and other inventory purchase obligations.

(d)	Purchase obligations include legally binding agreements for software licenses and support, supplies, fixtures, and merchandise purchases (excluding such purchases subject to letters of credit).

Share Repurchase Program

Our common stock repurchase program had a total remaining authorization of approximately $2.13 billion at January 28, 2022. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements and other factors. The repurchase program has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more detail about our share repurchase program, see Part II, Item 5 of this report and Note 11 to the consolidated financial statements contained in Part II, Item 8 of this report.

Other Considerations

On March 16, 2022, the Board of Directors declared a quarterly cash dividend of $0.55 per share which is payable on or before April 19, 2022 to shareholders of record of our common stock on April 5, 2022. We paid quarterly cash dividends of $0.42 per share in 2021. Although the Board currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other factors, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant in its sole discretion.

Our inventory balance represented approximately 52% of our total assets exclusive of goodwill, operating lease assets, and other intangible assets as of January 28, 2022. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

We utilize supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell our payment obligations to designated third party financial institutions. While the terms of these agreements are between the supplier and the financial institution, the supply chain finance financial institutions allow the participating suppliers to utilize our creditworthiness in establishing credit spreads and associated costs. As of January 28, 2022, the amount due to suppliers participating in these supply chain finance programs was $328.2 million.

As described in Note 7 to the consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity.

Cash Flows

Cash flows from operating activities. Cash flows from operating activities were $2.87 billion in 2021, which represents a $1.01 billion decrease compared to 2020. As noted above, the COVID-19 pandemic resulted in significantly increased sales, gross profit, and operating income in 2020, and our net income decreased $255.8 million in 2021 compared to 2020. Changes in accounts payable resulted in a $98.7 million increase in our working capital in 2021 compared to a $745.6 million increase in 2020, due primarily to the timing of receipts and payments. Changes in accrued expenses resulted in a $37.3 million decrease in our working capital in 2021 compared to a $388.6 million increase in 2020, due primarily to the timing of accruals and payments for payroll taxes and incentive compensation. Changes in merchandise inventories resulted in a $550.1 million decrease in our working capital in 2021 which was similar to the decrease of $575.8 million in 2020 as described in greater detail below. Changes in income taxes in 2021 compared to 2020 are primarily due to the timing of payments for income taxes.

Cash flows from operating activities were $3.88 billion in 2020, which represents a $1.64 billion increase compared to 2019. The increased sales, gross profit, and operating income driven by the COVID-19 pandemic contributed to the increase in net income of $942.5 million in 2020 over 2019. Changes in accounts payable resulted in a $745.6 million increase in our working capital in 2020 compared to a $428.6 million increase in 2019, due primarily to the timing of receipts and payments. Changes in accrued expenses resulted in a $388.6 million increase in our working capital in 2020 compared to a $100.3 million increase in 2019, due primarily to increased accruals for incentive compensation and non-income taxes. Changes in merchandise inventories resulted in a $575.8 million decrease in our working capital in 2020 which was similar to the decrease of $578.8 million in 2019 as described in greater detail below. Changes in income taxes including an increase in cash paid for income taxes in 2020 compared to 2019 are primarily due to the increase in pre-tax earnings in 2020.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 7% in 2021, by 12% in 2020 and by 14% in 2019. Inventory levels in the consumables category decreased by $1.8 million, or 0%, in 2021, increased by $455.6 million, or 15%, in 2020, and increased by $371.9 million, or 14% in 2019. The seasonal category increased by $177.8 million, or 20%, in 2021, by $35.7 million, or 4%, in 2020, and by $127.3 million, or 17%, in 2019. The home products category increased by $230.0 million, or 45%, in 2021, by $66.3 million, or 15%, in 2020, and by $82.8 million, or 23%, in 2019. The apparel category decreased by $39.2 million, or 10%, in 2021, increased by $12.9 million, or 3%, in 2020, and decreased by $2.1 million, or 1%, in 2019.

Cash flows from investing activities. Significant components of property and equipment purchases in 2021 included the following approximate amounts: $510 million for improvements, upgrades, remodels and relocations of existing stores; $268 million for distribution and transportation-related capital expenditures; $244 million related to store facilities, primarily for leasehold improvements, fixtures and equipment in new stores; and $44 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During 2021, we opened 1,050 new stores and remodeled or relocated 1,852 stores.

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

Capital expenditures during 2022 are projected to be in the range of $1.4 billion to $1.5 billion. We anticipate funding 2022 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional senior notes and CP Notes. We plan to continue to invest in store growth and development of approximately 1,110 new stores and approximately 1,870 stores to be remodeled or relocated. Capital expenditures in 2022 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. In 2021, net commercial paper borrowings increased by $54.3 million. and we had no borrowings or repayments under the Revolving Facility. We repurchased 12.1 million shares of our common stock at a total cost of $2.5 billion and paid cash dividends of $392.2 million.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market (“LCM”) with cost determined using the retail last in, first out (“LIFO”) method. We use the retail inventory method (“RIM”) to calculate gross profit and the resulting valuation of inventories at cost, which are computed utilizing a calculated cost-to-retail inventory ratio to the retail value of sales at an inventory department level. We apply the RIM to these departments, which are groups of products that are fairly uniform in terms of cost, selling price relationship and turnover. The RIM will result in valuing inventories at LCM if permanent markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain management judgments and estimates that may impact the ending inventory valuation at cost, as well as the gross profit recognized. These judgments include ensuring departments consist of similar products, recording estimated shrinkage between physical inventories, and timely recording of markdowns needed to sell inventory.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our short-term borrowings and long-term debt. We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Currently, we are counterparty to certain interest rate swaps with a total notional amount of $350.0 million entered into in May 2021. These swaps are scheduled to mature in April 2030. Under the terms of these agreements, we swapped fixed interest rates on a portion of our 2030 Senior Notes for three-month LIBOR rates. In recent years, our principal interest rate exposure has been from outstanding borrowings under our Revolving Facility as well as our commercial paper program. As of January 28, 2022, we had $54.3 million of consolidated commercial paper borrowings and no borrowings outstanding under our Revolving Facility. For a detailed discussion of our Revolving Facility and our commercial paper program, see Note 5 to the consolidated financial statements.

A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows. At January 28, 2022, our primary interest rate exposure was from changes in interest rates which affect our variable rate debt. Based on our outstanding variable rate debt as of January 28, 2022, after giving consideration to our interest rate swap agreements, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $4.1 million in 2021.

At January 29, 2021, our primary interest rate exposure was from changes in interest rates on our variable rate investment holdings, which were classified as cash and cash equivalents in our consolidated financial statements. The increase in cash and cash equivalents was driven primarily by our issuance of $1.5 billion of senior unsecured notes during the first quarter of 2020 as we sought to strengthen liquidity as a result of the uncertainty caused by the COVID-19 pandemic. Based on our variable rate cash investment balance of $1.1 billion at January 29, 2021, the annualized effect of a 0.1 percentage point decrease in interest rates would have resulted in a pre-tax reduction of our earnings and cash flows of approximately $1.1 million in 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries (the Company) as of January 28, 2022 and January 29, 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 28, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2022 and January 29, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 18, 2022, expressed an unqualified opinion thereon.

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

Estimate of Workers’ Compensation and General Liability Reserves

Description of the Matter

The Company records expenses and reserves for workers’ compensation matters related to alleged work-related employee accidents and injuries, as well as general liability matters related to alleged non-employee incidents and injuries. At January 28, 2022, the Company’s reserves for self-insurance risks were $257.4 million, which includes workers’ compensation and general liability reserves. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk related to its workers’ compensation and general liability exposures. Accordingly, provisions are recorded for the Company’s estimates of such losses. The undiscounted future claim costs for the workers’ compensation and general liability exposures are estimated using actuarial methods.

Auditing management’s assessment of the recorded workers’ compensation and general liability self-insurance exposure reserves was complex and judgmental due to the significant assumptions required in projecting the exposure on incurred claims (including those which have not been reported to the Company). In particular, the estimate was sensitive to significant assumptions such as loss development factors, trend factors, pure loss rates, and projected claim counts.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for these self-insurance exposures. For example, we tested controls over the appropriateness of the assumptions management used in the calculation and the completeness and accuracy of the data underlying the reserves.

To test the Company’s determination of the estimated required workers’ compensation and general liability self-insurance reserves, we performed audit procedures that included, among others, assessing the actuarial valuation methodologies utilized by management, testing the significant assumptions discussed above, testing the completeness and accuracy of the underlying data used by the Company in its evaluation, and testing the mathematical accuracy of the calculations. We also compared the significant assumptions used by management to industry accepted actuarial assumptions, reassessed the accuracy of management’s historical estimates utilized in prior period evaluations, and utilized an actuarial valuation specialist to assist in assessing the valuation methodologies and significant assumptions used in the valuation analysis, as well as to compare the Company’s recorded reserve to an independently developed range of actuarial reserves.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Nashville, Tennessee

March 18, 2022

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 28,	January 29,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$344,829	$1,376,577
Merchandise inventories	5,614,325	5,247,477
Income taxes receivable	97,394	90,760
Prepaid expenses and other current assets	247,295	199,405
Total current assets	6,303,843	6,914,219
Net property and equipment	4,346,127	3,899,997
Operating lease assets	10,092,930	9,473,330
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,750	1,199,870
Other assets, net	46,132	36,619
Total assets	$26,327,371	$25,862,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$1,183,559	$1,074,079
Accounts payable	3,738,604	3,614,089
Accrued expenses and other	1,049,139	1,006,552
Income taxes payable	8,055	16,063
Total current liabilities	5,979,357	5,710,783
Long-term obligations	4,172,068	4,130,975
Long-term operating lease liabilities	8,890,709	8,385,388
Deferred income taxes	825,254	710,549
Other liabilities	197,997	263,691
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 230,016 and 240,785 shares issued and outstanding at January 28, 2022 and January 29, 2021, respectively	201,265	210,687
Additional paid-in capital	3,587,914	3,446,612
Retained earnings	2,473,999	3,006,102
Accumulated other comprehensive loss	(1,192)	(2,163)
Total shareholders’ equity	6,261,986	6,661,238
Total liabilities and shareholders' equity	$26,327,371	$25,862,624

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Net sales	$34,220,449	$33,746,839	$27,753,973
Cost of goods sold	23,407,443	23,027,977	19,264,912
Gross profit	10,813,006	10,718,862	8,489,061
Selling, general and administrative expenses	7,592,331	7,164,097	6,186,757
Operating profit	3,220,675	3,554,765	2,302,304
Interest expense	157,526	150,385	100,574
Income before income taxes	3,063,149	3,404,380	2,201,730
Income tax expense	663,917	749,330	489,175
Net income	$2,399,232	$2,655,050	$1,712,555
Earnings per share:
Basic	$10.24	$10.70	$6.68
Diluted	$10.17	$10.62	$6.64
Weighted average shares outstanding:
Basic	234,261	248,171	256,553
Diluted	235,812	250,076	258,053

Dividends per share	$1.68	$1.44	$1.28

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Net income	$2,399,232	$2,655,050	$1,712,555
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $346, $346, and $345, respectively	971	972	973
Comprehensive income	$2,400,203	$2,656,022	$1,713,528

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, February 1, 2019	259,511	$227,072	$3,252,421	$2,941,107	$(3,207)	$6,417,393
Net income	—	—	—	1,712,555	—	1,712,555
Dividends paid, $1.28 per common share	—	—	—	(327,578)	—	(327,578)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	973	973
Share-based compensation expense	—	—	48,589	—	—	48,589
Repurchases of common stock	(8,252)	(7,221)	—	(1,193,155)	—	(1,200,376)
Transition adjustment upon adoption of accounting standard (see Note 1)	—	—	—	28,830	—	28,830
Other equity and related transactions	677	593	21,521	901	(901)	22,114
Balances, January 31, 2020	251,936	$220,444	$3,322,531	$3,162,660	$(3,135)	$6,702,500
Net income	—	—	—	2,655,050	—	2,655,050
Dividends paid, $1.44 per common share	—	—	—	(355,934)	—	(355,934)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	972	972
Share-based compensation expense	—	—	68,609	—	—	68,609
Repurchases of common stock	(12,297)	(10,760)	—	(2,455,674)	—	(2,466,434)
Other equity and related transactions	1,146	1,003	55,472	—	—	56,475
Balances, January 29, 2021	240,785	$210,687	$3,446,612	$3,006,102	$(2,163)	$6,661,238
Net income	—	—	—	2,399,232	—	2,399,232
Dividends paid, $1.68 per common share	—	—	—	(392,217)	—	(392,217)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	971	971
Share-based compensation expense	—	—	78,178	—	—	78,178
Repurchases of common stock	(12,058)	(10,551)	—	(2,539,118)	—	(2,549,669)
Other equity and related transactions	1,289	1,129	63,124	—	—	64,253
Balances, January 28, 2022	230,016	$201,265	$3,587,914	$2,473,999	$(1,192)	$6,261,986

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$2,399,232	$2,655,050	$1,712,555
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	641,316	574,237	504,804
Deferred income taxes	114,359	34,976	55,407
Noncash share-based compensation	78,178	68,609	48,589
Other noncash (gains) and losses	191,040	11,570	8,293
Change in operating assets and liabilities:
Merchandise inventories	(550,114)	(575,827)	(578,783)
Prepaid expenses and other current assets	(47,471)	(16,516)	(14,453)
Accounts payable	98,735	745,596	428,627
Accrued expenses and other liabilities	(37,328)	388,597	100,322
Income taxes	(14,642)	(6,522)	(20,404)
Other	(7,494)	(3,611)	(6,959)
Net cash provided by (used in) operating activities	2,865,811	3,876,159	2,237,998
Cash flows from investing activities:
Purchases of property and equipment	(1,070,460)	(1,027,963)	(784,843)
Proceeds from sales of property and equipment	4,903	3,053	2,358
Net cash provided by (used in) investing activities	(1,065,557)	(1,024,910)	(782,485)
Cash flows from financing activities:
Issuance of long-term obligations	—	1,494,315	—
Repayments of long-term obligations	(6,402)	(4,640)	(1,465)
Net increase (decrease) in commercial paper outstanding	54,300	(425,200)	58,300
Borrowings under revolving credit facilities	—	300,000	—
Repayments of borrowings under revolving credit facilities	—	(300,000)	—
Costs associated with issuance of debt	(2,268)	(13,574)	(1,675)
Repurchases of common stock	(2,549,669)	(2,466,434)	(1,200,376)
Payments of cash dividends	(392,188)	(355,926)	(327,568)
Other equity and related transactions	64,225	56,467	22,104
Net cash provided by (used in) financing activities	(2,832,002)	(1,714,992)	(1,450,680)
Net increase (decrease) in cash and cash equivalents	(1,031,748)	1,136,257	4,833
Cash and cash equivalents, beginning of period	1,376,577	240,320	235,487
Cash and cash equivalents, end of period	$344,829	$1,376,577	$240,320
Supplemental cash flow information:
Cash paid for:
Interest	$159,803	$128,211	$100,033
Income taxes	$568,267	$721,570	$457,119
Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$1,778,564	$1,721,530	$1,705,988
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$143,589	$118,059	$110,248

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2021, 2020, and 2019, which represent fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, respectively. The Company’s 2021, 2020 and 2019 accounting periods were each comprised of 52 weeks. The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

The Company sells general merchandise on a retail basis through 18,130 stores (as of January 28, 2022) in 46 states with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. As of January 28, 2022, the Company operated 16 distribution centers for non-refrigerated products, ten cold storage distribution centers, and two combination distribution centers which have both refrigerated and non-refrigerated products. The Company leases 12 of these facilities and the remainder are owned.

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

Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $133.9 million and $125.3 million at January 28, 2022 and January 29, 2021, respectively.

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

The excess of current cost over LIFO cost was approximately $296.3 million and $115.9 million at January 28, 2022 and January 29, 2021, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision of $180.4 million in 2021, $5.1 million in 2020, and $7.0 million in 2019, which is included in cost of goods sold in the consolidated statements of income.

The Company purchases its merchandise from a wide variety of suppliers. The Company’s two largest suppliers accounted for approximately 9% and 8%, respectively, of the Company’s purchases in 2021.

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

Property and equipment

Property and equipment acquired is recorded at cost. The Company records depreciation and amortization on a straight-line basis over the assets’ estimated useful lives. Amounts included in the Company’s property and equipment balances and their estimated lives are summarized as follows:

				January 28,	January 29,
(In thousands)	Life			2022	2021
Land	Indefinite			$227,085	$224,628
Land improvements		20		96,402	93,169
Buildings	39	-	40	1,446,126	1,329,309
Leasehold improvements		(a)		889,782	782,858
Furniture, fixtures and equipment	3	-	10	4,984,534	4,487,665
Construction in progress				131,073	183,593
Right of use assets - finance leases	Various			162,772	163,108
				7,937,774	7,264,330
Less accumulated depreciation and amortization				(3,591,647)	(3,364,333)
Net property and equipment				$4,346,127	$3,899,997

(a)	Depreciated over the lesser of the life of the applicable lease term or the estimated useful life of the asset.

Depreciation and amortization expense related to property and equipment was approximately $635.9 million, $569.3 million and $500.4 million for 2021, 2020 and 2019, respectively. Interest on borrowed funds during the construction of property and equipment is capitalized where applicable. Interest costs of $1.2 million, less than $0.1 million, and $2.7 million were capitalized in 2021, 2020 and 2019, respectively.

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

The Company recorded impairment charges included in SG&A expense of approximately $2.6 million in 2021, $2.7 million in 2020 and $3.6 million in 2019, to reduce the carrying value of certain of its stores’ assets. Such action was deemed necessary based on the Company’s evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in the carrying value of the assets exceeding the estimated undiscounted future cash flows generated by the assets at these locations.

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

The Company’s goodwill balance has an indefinite life and is not expected to be deductible for income tax purposes. Substantially all of the Company’s other intangible assets are its trade names and trademarks which have an indefinite life.

Other assets

Noncurrent Other assets consist primarily of qualifying prepaid expenses for maintenance, beer and wine licenses, and utility, security and other deposits.

Accrued expenses and other liabilities

Accrued expenses and other consist of the following:

	January 28,	January 29,
(In thousands)	2022	2021
Compensation and benefits	$215,355	$269,032
Self-insurance reserves	127,719	110,321
Taxes (other than taxes on income)	324,438	318,552
Other	381,627	308,647
	$1,049,139	$1,006,552

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

Leases

The Company records operating lease right of use assets and liabilities on its balance sheet. Lease liabilities are recorded at a discount based upon the Company’s estimated collateralized incremental borrowing rate. Factors incorporated into the calculation of lease discount rates include the valuations and yields of the Company’s senior notes, their credit spread over comparable U.S. Treasury rates, and an index of the credit spreads for all North American investment grade companies by rating. To determine an indicative secured rate, the Company uses the estimated credit spread improvement that would result from an upgrade of one ratings classification by tenor.

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

Other liabilities

	January 28,	January 29,
(In thousands)	2022	2021
Self-insurance reserves	$129,692	$134,765
Payroll tax liabilities	-	81,488
Other	68,305	47,438
	$197,997	$263,691

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

The Company recognizes gift card sales revenue at the time of redemption. The liability for gift cards is established for the cash value at the time of purchase of the gift card. The liability for outstanding gift cards was approximately $9.7 million and $8.2 million at January 28, 2022 and January 29, 2021, respectively, and is recorded in Accrued expenses and other liabilities. Estimated breakage revenue, a percentage of gift cards that will never be redeemed based on historical redemption rates, is recognized over time in proportion to actual gift card redemptions. The Company recorded breakage revenue of $1.7 million, $1.3 million and $1.0 million in 2021, 2020 and 2019, respectively.

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected in SG&A expenses net of earned cooperative advertising amounts provided by vendors which are specific, incremental and otherwise qualifying expenses related to the promotion or sale of vendor products for dollar amounts up to but not exceeding actual incremental costs. Advertising costs were $117.2 million, $107.4 million and $91.0 million in 2021, 2020 and 2019, respectively. These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, and in-store signage. Vendor funding for cooperative advertising offset reported expenses by $34.3 million, $33.4 million and $34.7 million in 2021, 2020 and 2019, respectively.

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

Accounting standards

In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards updates pertaining to reference rate reform. This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of LIBOR, related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations, financial position or cash flows.

2.Earnings per share

Earnings per share is computed as follows (in thousands except per share data):

	2021
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$2,399,232	234,261	$10.24
Effect of dilutive share-based awards		1,551
Diluted earnings per share	$2,399,232	235,812	$10.17

	2020
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$2,655,050	248,171	$10.70
Effect of dilutive share-based awards		1,905
Diluted earnings per share	$2,655,050	250,076	$10.62

	2019
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,712,555	256,553	$6.68
Effect of dilutive share-based awards		1,500
Diluted earnings per share	$1,712,555	258,053	$6.64

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were less than 0.1 million, 0.2 million and 0.3 million in 2021, 2020 and 2019, respectively.

3.Income taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2021	2020	2019
Current:
Federal	$472,913	$614,207	$368,451
Foreign	384	127	102
State	76,261	100,002	65,215
	549,558	714,336	433,768
Deferred:
Federal	93,114	32,433	45,966
Foreign	(38)	(104)	(15)
State	21,283	2,665	9,456
	114,359	34,994	55,407
	$663,917	$749,330	$489,175

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2021		2020		2019
U.S. federal statutory rate on earnings before income taxes	$643,262	21.0%	$714,920	21.0%	$462,364	21.0%
State income taxes, net of federal income tax benefit	77,086	2.5	81,117	2.4	60,936	2.8
Jobs credits, net of federal income taxes	(39,936)	(1.3)	(27,479)	(0.8)	(27,768)	(1.3)
Other, net	(16,495)	(0.5)	(19,228)	(0.6)	(6,357)	(0.3)
	$663,917	21.7%	$749,330	22.0%	$489,175	22.2%

The effective income tax rate for 2021 was 21.7% compared to a rate of 22.0% for 2020 which represents a net decrease of 0.3 percentage points. The effective income tax rate was lower in 2021 primarily due to increased income tax benefits associated with federal tax credits partially offset by a higher state effective tax rate compared to 2020.

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

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 28,	January 29,
(In thousands)	2022	2021
Deferred tax assets:
Deferred compensation expense	$11,563	$9,161
Accrued expenses	26,984	52,195
Accrued rent	552	650
Lease liabilities	2,617,954	2,459,976
Accrued insurance	6,971	6,550
Accrued incentive compensation	30,716	46,083
Share based compensation	16,605	19,495
Interest rate hedges	383	730
Tax benefit of income tax and interest reserves related to uncertain tax positions	79	189
State and foreign tax net operating loss carry forwards, net of federal tax	903	804
State tax credit carry forwards, net of federal tax	6,973	6,619
Other	16,715	6,823
	2,736,398	2,609,275
Less valuation allowances, net of federal income taxes	(5,235)	(4,077)
Total deferred tax assets	2,731,163	2,605,198
Deferred tax liabilities:
Property and equipment	(572,286)	(481,279)
Lease assets	(2,588,709)	(2,433,195)
Inventories	(68,780)	(74,985)
Trademarks	(310,011)	(312,258)
Prepaid insurance	(15,278)	(13,532)
Other	(1,353)	(498)
Total deferred tax liabilities	(3,556,417)	(3,315,747)
Net deferred tax liabilities	$(825,254)	$(710,549)

The Company has state tax credit carryforwards of approximately $7.0 million (net of federal benefit) that will expire beginning in 2022 through 2026 and the Company has approximately $18.1 million of state apportioned net operating loss carryforwards, which will begin to expire in 2032 and will continue through 2041.

The Company has a valuation allowance for certain state tax credit carryforwards and foreign net operating loss carryforwards, in the amount of $5.2 million and $4.1 million (net of federal benefit) which increased income tax expense by $1.1 million and $0.0 million in 2021 and 2020, respectively. Management believes that the results from operations will not generate sufficient taxable income to realize these deferred tax assets in the near future.

Management believes that it is more likely than not that the Company’s results of operations and its existing deferred tax liabilities will generate sufficient taxable income to realize the remaining deferred tax assets.

The Company’s 2017 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2018 through 2020 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, with few exceptions, the Company’s 2018 and later tax years remain open for examination by the various state taxing authorities.

As of January 28, 2022, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $6.2 million, $0.2 million and $0.0 million, respectively, for a total of $6.4 million. As of January 29, 2021, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $7.5 million, $0.5 million and $0.0 million, respectively, for a total of $8.0 million. These totals are reflected in noncurrent Other liabilities in the consolidated balance sheets.

The Company’s reserve for uncertain tax positions is expected to be reduced by $1.7 million in the coming twelve months as a result of expiring statutes of limitations. As of January 28, 2022 and January 29, 2021, approximately $6.2 million and $7.5 million, respectively, of the uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The amounts associated with uncertain tax positions included in income tax expense consists of the following:

(In thousands)	2021	2020	2019
Income tax expense (benefit)	$(1,311)	$2,411	$130
Income tax related interest expense (benefit)	(281)	104	(406)
Income tax related penalty expense (benefit)	—	—	(882)

A reconciliation of the uncertain income tax positions from February 2, 2019 through January 28, 2022 is as follows:

(In thousands)	2021	2020	2019
Beginning balance	$7,502	$5,090	$4,960
Increases—tax positions taken in the current year	—	—	—
Increases—tax positions taken in prior years	2,803	3,857	1,239
Decreases—tax positions taken in prior years	—	(1,445)	(1,109)
Statute expirations	(1,456)	—	—
Settlements	(2,658)	—	—
Ending balance	$6,191	$7,502	$5,090

4.Leases

As of January 28, 2022, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Many of the Company’s store locations are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of up to 15 years. The Company does not control build-to-suit properties during the construction period. Store locations not subject to build-to-suit arrangements are typically shorter-term leases. Certain of the Company’s leased store locations have variable payments based upon actual costs of common area maintenance, real estate taxes and property and liability insurance. In addition, some of the Company’s leased store locations have provisions for variable payments based upon a specified percentage of defined sales volume. The Company’s lease agreements generally do not contain material restrictive covenants.

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

Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the consolidated balance sheets. At January 28, 2022, the weighted-average remaining lease term for the Company’s leases was 9.7 years, and the weighted average discount rate was 3.7%. For 2021, 2020 and 2019, operating lease cost of $1.49 billion, $1.38 billion and $1.27 billion, respectively, and variable lease cost of $0.28 billion, $0.26 billion and $0.23 billion, respectively, were reflected as selling, general and administrative expenses in the consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities of $1.50 billion, $1.39 billion and $1.28 billion, respectively, were reflected in cash flows from operating activities in the consolidated statements of cash flows for 2021, 2020 and 2019.

The scheduled maturity of the Company’s operating lease liabilities is as follows:

(In thousands)
2022	$1,529,978
2023	1,477,694
2024	1,407,824
2025	1,295,775
2026	1,166,717
Thereafter	5,063,197
Total lease payments (a)	11,941,185
Less imputed interest	(1,866,917)
Present value of lease liabilities	$10,074,268
a)	Excludes approximately $0.7 billion of legally binding minimum lease payments for leases signed which have not yet commenced.

5.Current and long-term obligations

Consolidated current and long-term obligations consist of the following:

	January 28,	January 29,
(In thousands)	2022	2021
Revolving Facility	$—	$—
3.250% Senior Notes due April 15, 2023 (net of discount of $319 and $583)	899,681	899,417
4.150% Senior Notes due November 1, 2025 (net of discount of $332 and $412)	499,668	499,588
3.875% Senior Notes due April 15, 2027 (net of discount of $251 and $294)	599,749	599,706
4.125% Senior Notes due May 1, 2028 (net of discount of $336 and $383)	499,664	499,617
3.500% Senior Notes due April 3, 2030 (net of discount of $564 and $623)	988,990	999,377
4.125% Senior Notes due April 3, 2050 (net of discount of $4,857 and $4,945)	495,143	495,055
Unsecured commercial paper notes	54,300	—
Other	159,525	164,365
Debt issuance costs, net	(24,652)	(26,150)
	$4,172,068	$4,130,975

The Company amended and extended its existing senior unsecured revolving credit facility (the “Revolving Facility”) on December 2, 2021. At January 28, 2022, the Revolving Facility had a commitment of $2.0 billion that provides for the issuance of letters of credit up to $100.0 million and is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The Revolving Facility includes customary LIBOR replacement provisions. The applicable interest rate margin for borrowings as of January 28, 2022 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of January 28, 2022, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of January 28, 2022, the Company was in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of January 28, 2022, the Company had no outstanding borrowings, outstanding letters of credit of $1.9 million, and borrowing availability of $2.0 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.76 billion. In addition, the Company had outstanding letters of credit of $48.6 million which were issued pursuant to separate agreements.

As of January 28, 2022, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of January 28, 2022, the Company’s consolidated balance sheet reflected outstanding CP Notes of $54.3 million. CP Notes totaling $181.0 million were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the consolidated balance sheets.

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

During the second quarter of 2021, the Company entered into interest rate swaps on a portion of the 2030 Senior Notes. These interest rate swaps are being accounted for as fair value hedges, with the derivative asset or liability offset by a corresponding adjustment to the carrying value of the 2030 Senior Notes. Such arrangements are not material to the Company’s consolidated financial statements.

Scheduled debt maturities at January 28, 2022 for the Company’s fiscal years listed below are as follows (in thousands): 2022 - $61,774; 2023 - $906,564; 2024 - $6,714; 2025 - $506,263; 2026 - $6,437; thereafter - $2,726,074.

6.Assets and liabilities measured at fair value

The following table presents the Company’s assets and liabilities required to be measured at fair value as of January 28, 2022, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	January 28,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2022
Liabilities:
Long-term obligations (a)	$4,229,161	$213,825	$—	$4,442,986
Deferred compensation (b)	44,009	—	—	44,009
(a)	Included in the consolidated balance sheet at book value as Long-term obligations of $4,172,068.
(b)	Reflected at fair value in the consolidated balance sheet as a component of Accrued expenses and other current liabilities of $2,435 and a component of noncurrent Other liabilities of $41,574.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of January 28, 2022.

7.Commitments and contingencies

Legal proceedings

From time to time, the Company is a party to various legal matters in the ordinary course of its business, including actions by employees, consumers, suppliers, government agencies, or others. The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made. In 2019, the Company recorded an accrual of $31.0 million, an amount that is immaterial to the Company’s consolidated financial statements, for probable and reasonably estimable losses relating to certain significant legal matters, including certified class action and associated matters. The majority of the legal matters related to the 2019 accrual have been resolved, and the Company does not believe that any remaining related matters will result in liability that is material to the Company’s annual consolidated financial statements.

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

A participant’s right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2021, 2020 and 2019, the Company expensed approximately $34.0 million, $30.1 million and $25.0 million, respectively, for matching contributions.

The Company also has a compensation deferral plan (“CDP”) and a nonqualified supplemental retirement plan (“SERP”), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and other key employees. The Company incurred compensation expense for these plans of approximately $1.3 million in 2021, $0.9 million in 2020 and $0.8 million in 2019.

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

On May 26, 2021, the Company’s shareholders approved the Dollar General Corporation 2021 Stock Incentive Plan (“2021 Plan”), which replaced the Company’s 2007 Stock Incentive Plan (“2007 Plan”). The Plans allow the granting of stock options, stock appreciation rights, and other stock-based awards or dividend equivalent rights to key employees, directors, consultants or other persons having a service relationship with the Company, its subsidiaries and certain of its affiliates. Upon the effective date of the 2021 Plan, no new awards may be granted under the 2007 Plan. Awards previously granted under the 2007 Plan remain outstanding in accordance with their terms. The number of shares of Company common stock authorized for grant under the 2021 Plan is 11,838,143.

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

The weighted average for key assumptions used in determining the fair value of all stock options granted in the years ended January 28, 2022, January 29, 2021, and January 31, 2020, and a summary of the methodology applied to develop each assumption, are as follows:

	January 28,	January 29,	January 31,
	2022	2021	2020
Expected dividend yield	0.9%	0.9%	1.1%
Expected stock price volatility	26.5%	26.4%	25.3%
Weighted average risk-free interest rate	0.8%	0.7%	2.3%
Expected term of options (years)	4.9	5.2	6.2

Expected dividend yield - This is an estimate of the expected dividend yield on the Company’s stock. An increase in the dividend yield will decrease compensation expense.

Expected stock price volatility - This is a measure of the amount by which the price of the Company’s common stock has fluctuated or is expected to fluctuate, calculated based upon historical volatility. An increase in the expected volatility will increase compensation expense.

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

A summary of the Company’s stock option activity during the year ended January 28, 2022 is as follows:

		Average	Remaining
	Options	Exercise	Contractual	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Price	Term in Years	Value
Balance, January 29, 2021	2,911,540	$104.69
Granted	607,213	195.34
Exercised	(1,042,403)	86.81
Canceled or expired	(128,840)	149.42
Balance, January 28, 2022	2,347,510	$133.62	7.1	$166,856
Exercisable at January 28, 2022	942,531	$95.10	5.4	$102,992

The weighted average grant date fair value per share of options granted was $42.89, $34.60 and $30.67 during 2021, 2020 and 2019, respectively. The intrinsic value of options exercised during 2021, 2020 and 2019, was $132.3 million, $116.1 million and $26.6 million, respectively.

The number of performance share unit awards earned is based upon the Company’s financial performance as specified in the award agreement. A summary of performance share unit award activity during the year ended January 28, 2022 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, January 29, 2021	367,053
Granted	183,355
Converted to common stock	(199,309)
Canceled	(13,856)
Balance, January 28, 2022	337,243	$68,909

All performance share unit awards at January 28, 2022 are unvested, and the number of such awards which will ultimately vest will be based in part on the Company’s financial performance in future years. The weighted average grant date fair value per share of performance share units granted was $193.55, $154.53 and $117.13 during 2021, 2020 and 2019, respectively.

A summary of restricted stock unit award activity during the year ended January 28, 2022 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, January 29, 2021	369,871
Granted	165,701
Converted to common stock	(177,277)
Canceled	(51,177)
Balance, January 28, 2022	307,118	$62,753

The weighted average grant date fair value per share of restricted stock units granted was $193.76, $155.73 and $117.20 during 2021, 2020 and 2019, respectively.

At January 28, 2022, the total unrecognized compensation cost related to unvested stock-based awards was $87.4 million with an expected weighted average expense recognition period of 1.8 years.

The fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in income before and net of income taxes as follows:

	Stock	Performance	Restricted
(In thousands)	Options	Share Units	Stock Units	Total
Year ended January 28, 2022
Pre-tax	$21,452	$33,234	$23,492	$78,178
Net of tax	$15,853	$24,560	$17,361	$57,774
Year ended January 29, 2021
Pre-tax	$19,933	$27,388	$21,288	$68,609
Net of tax	$14,730	$20,240	$15,732	$50,702
Year ended January 31, 2020
Pre-tax	$16,128	$13,343	$19,118	$48,589
Net of tax	$12,080	$9,994	$14,319	$36,393

10.Segment reporting

The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company’s business. As of January 28, 2022, all of the Company’s retail store operations were located within the United States. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(in thousands)	2021	2020	2019
Classes of similar products:
Consumables	$26,258,605	$25,906,685	$21,635,890
Seasonal	4,182,165	4,083,650	3,258,874
Home products	2,322,367	2,209,950	1,611,899
Apparel	1,457,312	1,546,554	1,247,310
Net sales	$34,220,449	$33,746,839	$27,753,973

11.Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. On December 1, 2021, the Company’s Board of Directors authorized a $2.0 billion increase to the existing common stock repurchase program, bringing the cumulative total authorized under the program since its inception to $14.0 billion. The repurchase authorization has no expiration date and allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings including under the Company’s Revolving Facility and issuance of CP Notes discussed in further detail in Note 5.

During the years ended January 28, 2022, January 29, 2021, and January 31, 2020, the Company repurchased approximately 12.1 million shares of its common stock at a total cost of $2.5 billion, approximately 12.3 million shares of its common stock at a total cost of $2.5 billion, and approximately 8.3 million shares of its common stock at a total cost of $1.2 billion, respectively, pursuant to its common stock repurchase program.

The Company paid quarterly cash dividends of $0.42 per share in 2021. On March 16, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.55 per share, which is payable on or before April 19, 2022 to shareholders of record on April 5, 2022. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of January 28, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dollar General Corporation and subsidiaries’ internal control over financial reporting as of January 28, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dollar General Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated March 18, 2022, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

March 18, 2022

(d) Changes in Internal Control Over Financial Reporting. There have been no changes during the quarter ended January 28, 2022 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees is contained under the captions “Who are the nominees this year” and “Are there any family relationships between any of the directors, executive officers or nominees,” in each case under the heading “Proposal 1: Election of Directors” in our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders to be held on May 25, 2022 (the “2022 Proxy Statement”), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers,” which information under such caption is incorporated herein by reference.

(b) Compliance with Section 16(a) of the Exchange Act. Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption “Delinquent Section 16(a) Reports” under the heading “Security Ownership” in the 2022 Proxy Statement, which information under such caption is incorporated herein by reference.

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

(e) Audit Committee Information. Information required by this Item 10 regarding our audit committee and our audit committee financial experts is contained under the captions “What other functions are performed by the Board’s Committees” and “Does an audit committee financial expert serve on the Audit Committee,” in each case under the heading “Corporate Governance” in the 2022 Proxy Statement, which information pertaining to the audit committee and its membership and audit committee financial experts under such captions is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation” in the 2022 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plan Information. The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of January 28, 2022:

Number of
securities remaining
available for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,116,065	$133.62	11,808,906
Equity compensation plans not approved by security holders	—	—	—
Total(1)	3,116,065	$133.62	11,808,906
(1)	Column (a) consists of shares of common stock issuable upon exercise of outstanding options and upon vesting and payment of outstanding restricted stock units, performance share units and deferred shares, including any dividend equivalents accrued thereon, under the 2021 Stock Incentive Plan and the Amended and Restated 2007 Stock Incentive Plan. Restricted stock units, performance share units, deferred shares and dividend equivalents are settled for shares of common stock on a one-for-one basis and have no exercise price. Accordingly, they have been excluded for purposes of computing the weighted-average exercise price in column (b). Column (c) consists of shares remaining available for future grants pursuant to the 2021 Stock Incentive Plan, whether in the form of options, stock appreciation rights, stock, restricted stock, restricted stock units, performance share units or other stock-based awards.

(b) Other Information. The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption “Security Ownership” in the 2022 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2022 Proxy Statement, which information under such caption is incorporated herein by reference.

The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2022 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2022 Proxy Statement, which information under such caption is incorporated herein by reference.

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

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the SEC on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the SEC on June 1, 2021 (file no. 001-11421))

4.1

Form of 3.250% Senior Notes due 2023 (included in Exhibit 4.8) (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated April 8, 2013, filed with the SEC on April 11, 2013 (file no. 001-11421))

4.2

Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.9) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.3

Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.10) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.4

Form of 4.125% Senior Notes due 2028 (included in Exhibit 4.11) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.5

Form of 3.500% Senior Notes due 2030 (included in Exhibit 4.12) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.6

Form of 4.125% Senior Notes due 2050 (included in Exhibit 4.13) (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.7

Indenture, dated as of July 12, 2012, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))

4.8

Fourth Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated April 8, 2013, filed with the SEC on April 11, 2013 (file no. 001-11421))

4.9

Fifth Supplemental Indenture, dated as of October 20, 2015, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.10

Sixth Supplemental Indenture, dated as of April 11, 2017, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.11

Seventh Supplemental Indenture, dated as of April 10, 2018, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.12

Eighth Supplemental Indenture, dated as of April 3, 2020, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.13

Ninth Supplemental Indenture, dated as of April 3, 2020, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.14

Amended and Restated Credit Agreement, dated as of December 2, 2021, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated December 2, 2021, filed with the SEC on December 3, 2021 (file no. 001-11421))

4.15	Material terms of outstanding securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, as required by Item 202(a)-(d) and (f) of Regulation S-K

10.1

Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (adopted November 30, 2016 and approved by shareholders on May 31, 2017) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016, filed with the SEC on December 1, 2016 (file no. 001-11421))*

10.2

Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Appendix A to Dollar General Corporation’s 2021 Definitive Proxy Statement, filed with the SEC on April 1, 2021 (file no.001-11421))*

10.3

Form of Stock Option Award Agreement (approved March 20, 2012) for annual awards beginning March 2012 and prior to March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))*

10.4

Form of Stock Option Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))*

10.5

Form of Stock Option Award Agreement (approved March 16, 2016) for annual awards beginning March 2016 and prior to March 2017 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.6

Form of Stock Option Award Agreement (approved March 22, 2017) for annual awards beginning March 2017 and prior to March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.7

Form of Stock Option Award Agreement (approved March 21, 2018) for annual awards beginning March 2018 and prior to March 2021 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.8

Form of Stock Option Award Agreement (approved March 16, 2021) for annual awards beginning March 2021 and prior to March 2022 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.9

Form of Stock Option Award Agreement (approved March 15, 2022) for annual awards beginning March 2022 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan*

10.10

Form of Stock Option Award Agreement (approved August 26, 2014) for awards beginning December 2014 and prior to May 2016 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))*

10.11

Form of Stock Option Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to March 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))*

10.12

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to December 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.13

Form of Stock Option Award Agreement (approved December 5, 2017) for awards beginning December 2017 and prior to March 2021 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2017, filed with the SEC on December 7, 2017 (file no. 001-11421))*

10.14

Form of Stock Option Award Agreement (approved March 16, 2021) for awards beginning March 2021 and prior to August 2021 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.15

Form of Stock Option Award Agreement (approved August 24, 2021) for awards beginning August 2021 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2021, filed with the SEC on August 26, 2021 (file no. 001-11421))*

10.16

Form of Performance Share Unit Award Agreement (approved March 20, 2019) for 2019 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019, filed with the SEC on March 22, 2019 (file no. 001-11421))*

10.17

Form of Performance Share Unit Award Agreement (approved March 17, 2020) for 2020 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))*

10.18

Form of Performance Share Unit Award Agreement (approved March 16, 2021) for 2021 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.19

Form of Performance Share Unit Award Agreement (approved March 15, 2022) for awards beginning March 2022 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan*

10.20

Form of Restricted Stock Unit Award Agreement (approved March 21, 2018) for awards beginning March 2018 and prior to March 2021 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.21

Form of Restricted Stock Unit Award Agreement (approved March 16, 2021) for 2021 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.22

Form of Restricted Stock Unit Award Agreement (approved March 15, 2022) for awards beginning March 2022 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan *

10.23

Form of Restricted Stock Unit Award Agreement for awards prior to May 2011 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))

10.24

Form of Restricted Stock Unit Award Agreement (approved May 24, 2011) for awards beginning May 2011 and prior to May 2014 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421))

10.25

Form of Restricted Stock Unit Award Agreement (approved May 28, 2014) for awards beginning May 2014 and prior to February 2015 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001-11421))

10.26

Form of Restricted Stock Unit Award Agreement (approved December 3, 2014) for awards beginning February 2015 and prior to May 2016 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.27

Form of Restricted Stock Unit Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to May 2017 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))

10.28

Form of Restricted Stock Unit Award Agreement (approved May 30, 2017) for awards beginning May 2017 and prior to May 2021 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2017, filed with the SEC on June 1, 2017 (file no. 001-11421))

10.29

Form of Restricted Stock Unit Award Agreement (approved May 25, 2021) for May 2021 awards to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, filed with the SEC on May 27, 2021 (file no. 001-11421))

10.30

Form of Restricted Stock Unit Award Agreement (approved January 26, 2016) for awards beginning February 1, 2016 and prior to November 28, 2018 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

10.31

Form of Restricted Stock Unit Award Agreement (approved November 28, 2018) for awards beginning after November 28, 2018 and prior to January 31, 2022 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2018, filed with the SEC on December 4, 2018 (file no. 001-11421))

10.32

Form of Restricted Stock Unit Award Agreement (approved January 20, 2022) for awards beginning January 31, 2022 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan

10.33

Form of Stock Option Award Agreement for awards to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))

10.34

Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.35

First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.36

Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001-11421))*

10.37

Dollar General Corporation Non-Employee Director Deferred Compensation Plan (approved December 3, 2014) (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.38

Dollar General Corporation 2021 Teamshare Incentive Program for Named Executive Officers (incorporated by reference to Exhibit 10.33 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.39	Form of Dollar General Corporation Teamshare Incentive Program for Named Executive Officers for use beginning fiscal year 2022*

10.40

Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.36 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.41

Dollar General Corporation Executive Relocation Policy, as amended (effective August 27, 2019) (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2019, filed with the SEC on August 29, 2019) (file no. 001-11421))*

10.42

Summary of Non-Employee Director Compensation effective January 29, 2022 (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2021, filed with the SEC on December 2, 2021 (file no. 001-11421))

10.43

Employment Agreement, effective June 3, 2021, between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the SEC on June 1, 2021 (file no. 001-11421))*

10.44

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 17, 2020) for March 17, 2020 award (incorporated by reference to Exhibit 10.38 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))*

10.45

Form of Performance Share Unit Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 17, 2020) for March 17, 2020 award (incorporated by reference to Exhibit 10.39 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))*

10.46

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2021) for March 16, 2021 award (incorporated by reference to Exhibit 10.42 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.47

Form of Performance Share Unit Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2021) for March 16, 2021 award (incorporated by reference to Exhibit 10.43 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.48

Form of COO/Executive Vice President Employment Agreement with attached Schedule of Executive Officers who have executed an employment agreement in the form of COO/Executive Vice President Employment Agreement (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2021, filed with the SEC on April 8, 2021 (file no. 001-11421))*

10.49

Form of Senior Vice President Employment Agreement with attached Schedule of Senior Vice President-level Executive Officers who have executed an employment agreement in the form of Senior Vice President Employment Agreement (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, filed with the SEC on May 27, 2021 (file no. 001-11421))*

10.50

Form of Executive Vice President Employment Agreement with attached Schedule of Executive Vice Presidents who have executed the Executive Vice President Employment Agreement (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2018, filed with the SEC on April 11, 2018 (file no. 001-11421))*

10.51

Amended Schedule of Executive Officers who have executed an employment agreement in the form of Executive Vice President Employment Agreement filed as Exhibit 10.50 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2020, filed with the SEC on December 3, 2020 (file no. 001-11421))*

10.52

Amendment to Employment Agreement by and between Dollar General Corporation and Jason S. Reiser, effective September 24, 2020 (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated September 24, 2020, filed with the SEC on September 30, 2020 (file no. 001-11421))*

21	List of Subsidiaries of Dollar General Corporation

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney (included as part of the signature pages hereto)

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101

Interactive data files for Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements

104	The cover page from Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022 (formatted in Inline XBRL and contained in Exhibit 101)
*	Management Contract or Compensatory Plan

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR GENERAL CORPORATION

Date: March 18, 2022	By:	/s/ Todd J. Vasos
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

Name	Title	Date

/s/ Todd J. Vasos	Chief Executive Officer & Director	March 18, 2022
TODD J. VASOS	(Principal Executive Officer)

/s/ John W. Garratt	Executive Vice President & Chief Financial Officer	March 18, 2022
JOHN W. GARRATT	(Principal Financial Officer)

/s/ Anita C. Elliott	Senior Vice President & Chief Accounting Officer	March 18, 2022
ANITA C. ELLIOTT	(Principal Accounting Officer)

/s/ Warren F. Bryant	Director	March 18, 2022
WARREN F. BRYANT

/s/ Michael M. Calbert	Director	March 18, 2022
MICHAEL M. CALBERT

/s/ Patricia D. Fili-Krushel	Director	March 18, 2022
PATRICIA D. FILI-KRUSHEL

/s/ Timothy I. McGuire	Director	March 18, 2022
TIMOTHY I. MCGUIRE

/s/ William C. Rhodes, III	Director	March 18, 2022
WILLIAM C. RHODES, III

/s/ Debra A. Sandler	Director	March 18, 2022
DEBRA A. SANDLER

/s/ Ralph E. Santana	Director	March 18, 2022
RALPH E. SANTANA