Form 10-Q
period 2022-04-29
DOLLAR GENERAL CORP
filed 2022-05-26
CIK 29534

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2022

or

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

The Registrant had 226,997,018 shares of common stock outstanding on May 20, 2022.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 29,	January 28,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$335,613	$344,829
Merchandise inventories	6,087,399	5,614,325
Income taxes receivable	33,576	97,394
Prepaid expenses and other current assets	280,282	247,295
Total current assets	6,736,870	6,303,843
Net property and equipment	4,451,028	4,346,127
Operating lease assets	10,183,152	10,092,930
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,720	1,199,750
Other assets, net	46,949	46,132
Total assets	$26,956,308	$26,327,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$900,635	$—
Current portion of operating lease liabilities	1,205,043	1,183,559
Accounts payable	3,906,852	3,738,604
Accrued expenses and other	930,260	1,049,139
Income taxes payable	9,051	8,055
Total current liabilities	6,951,841	5,979,357
Long-term obligations	3,947,462	4,172,068
Long-term operating lease liabilities	8,959,174	8,890,709
Deferred income taxes	907,020	825,254
Other liabilities	229,187	197,997
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	198,623	201,265
Additional paid-in capital	3,606,414	3,587,914
Retained earnings	2,157,589	2,473,999
Accumulated other comprehensive loss	(1,002)	(1,192)
Total shareholders’ equity	5,961,624	6,261,986
Total liabilities and shareholders' equity	$26,956,308	$26,327,371

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	April 29,	April 30,
	2022	2021
Net sales	$8,751,352	$8,400,964
Cost of goods sold	6,012,989	5,645,296
Gross profit	2,738,363	2,755,668
Selling, general and administrative expenses	1,992,206	1,846,818
Operating profit	746,157	908,850
Interest expense	39,676	40,392
Income before income taxes	706,481	868,458
Income tax expense	153,824	190,709
Net income	$552,657	$677,749
Earnings per share:
Basic	$2.42	$2.84
Diluted	$2.41	$2.82
Weighted average shares outstanding:
Basic	228,477	238,548
Diluted	229,609	240,301

Dividends per share	$0.55	$0.42

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended
	April 29,	April 30,
	2022	2021
Net income	$552,657	$677,749
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $87 and $87, respectively	190	242
Comprehensive income	$552,847	$677,991

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, January 28, 2022	230,016	$201,265	$3,587,914	$2,473,999	$(1,192)	$6,261,986
Net income	—	—	—	552,657	—	552,657
Dividends paid, $0.55 per common share	—	—	—	(125,262)	—	(125,262)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	190	190
Share-based compensation expense	—	—	26,945	—	—	26,945
Repurchases of common stock	(3,392)	(2,968)	—	(743,805)	—	(746,773)
Other equity and related transactions	373	326	(8,445)	—	—	(8,119)
Balances, April 29, 2022	226,997	$198,623	$3,606,414	$2,157,589	$(1,002)	$5,961,624

Balances, January 29, 2021	240,785	$210,687	$3,446,612	$3,006,102	$(2,163)	$6,661,238
Net income	—	—	—	677,749	—	677,749
Dividends paid, $0.42 per common share	—	—	—	(99,832)	—	(99,832)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	242	242
Share-based compensation expense	—	—	23,533	—	—	23,533
Repurchases of common stock	(4,959)	(4,339)	—	(996,013)	—	(1,000,352)
Other equity and related transactions	379	332	(12,985)	—	—	(12,653)
Balances, April 30, 2021	236,205	$206,680	$3,457,160	$2,588,006	$(1,921)	$6,249,925

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	April 29,	April 30,
	2022	2021
Cash flows from operating activities:
Net income	$552,657	$677,749
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	172,563	154,146
Deferred income taxes	81,679	58,794
Noncash share-based compensation	26,945	23,533
Other noncash (gains) and losses	68,585	13,040
Change in operating assets and liabilities:
Merchandise inventories	(538,921)	135,732
Prepaid expenses and other current assets	(34,482)	(41,831)
Accounts payable	172,110	(295,206)
Accrued expenses and other liabilities	(116,384)	(136,743)
Income taxes	64,814	116,013
Other	(50)	(2,236)
Net cash provided by (used in) operating activities	449,516	702,991

Cash flows from investing activities:
Purchases of property and equipment	(281,580)	(277,730)
Proceeds from sales of property and equipment	736	807
Net cash provided by (used in) investing activities	(280,844)	(276,923)

Cash flows from financing activities:
Repayments of long-term obligations	(3,034)	(1,753)
Net increase (decrease) in commercial paper outstanding	705,300	—
Repurchases of common stock	(746,773)	(1,000,352)
Payments of cash dividends	(125,262)	(99,832)
Other equity and related transactions	(8,119)	(12,653)
Net cash provided by (used in) financing activities	(177,888)	(1,114,590)
Net increase (decrease) in cash and cash equivalents	(9,216)	(688,522)
Cash and cash equivalents, beginning of period	344,829	1,376,577
Cash and cash equivalents, end of period	$335,613	$688,055

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$396,628	$417,749
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$141,202	$93,599

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation (which individually or together with its subsidiaries, as the context requires, is referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP for annual financial statements or those normally made in the Company’s Annual Report on Form 10-K, including the condensed consolidated balance sheet as of January 28, 2022 which was derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2022 fiscal year is scheduled to be a 53-week accounting period ending on February 3, 2023, and the 2021 fiscal year was a 52-week accounting period that ended on January 28, 2022.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of April 29, 2022 and results of operations for the 13-week accounting periods ended April 29, 2022 and April 30, 2021 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $61.4 million and $12.3 million in the respective 13-week periods ended April 29, 2022 and April 30, 2021. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards updates pertaining to reference rate reform. This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of LIBOR, related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance is effective for all entities as of March 12, 2020 and must be adopted by December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations, financial position or cash flows.

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended April 29, 2022			13 Weeks Ended April 30, 2021
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$552,657	228,477	$2.42	$677,749	238,548	$2.84
Effect of dilutive share-based awards		1,132			1,753
Diluted earnings per share	$552,657	229,609	$2.41	$677,749	240,301	$2.82

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were approximately 0.1 million in each of the respective 13-week periods ended April 29, 2022 and April 30, 2021.

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

As of April 29, 2022, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $6.2 million, $0.3 million and $0.0 million, respectively, for a total of $6.5 million. This total amount is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $1.7 million in the coming twelve months as a result of expiring statutes of limitations. As of April 29, 2022, approximately $6.2 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week period ended April 29, 2022 was 21.8% compared to a rate of 22.0% for the 13-week period ended April 30, 2021. The income tax rate for the 13-week period in 2022 was lower than the comparable 13-week period in 2021 primarily due to a decrease in pre-tax earnings in the 2022 period compared to the 2021 period while rate impacting items, such as the benefits from stock-based compensation and federal tax credits, remained materially the same in amount in both the 2022 and 2021 periods.

4.Leases

As of April 29, 2022, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the condensed consolidated balance sheets. At April 29, 2022, the weighted-average remaining lease term for the Company’s operating leases was 9.7 years, and the weighted average discount rate for such leases was 3.7%. Operating lease costs are reflected as selling, general and administrative costs in the condensed consolidated statements of income. For the 13-week periods ended April 29, 2022 and April 30, 2021, such costs were $389.7 million and $361.9 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $396.6 million and $364.2 million, respectively, were reflected in cash flows from operating activities in the condensed consolidated statements of cash flows for the 13-week periods ended April 29, 2022 and April 30, 2021.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	April 29,	January 28,
(In thousands)	2022	2022
Revolving Facility	$—	$—
3.250% Senior Notes due April 15, 2023 (net of discount of $252 and $319)	899,748	899,681
4.150% Senior Notes due November 1, 2025 (net of discount of $312 and $332)	499,688	499,668
3.875% Senior Notes due April 15, 2027 (net of discount of $240 and $251)	599,760	599,749
4.125% Senior Notes due May 1, 2028 (net of discount of $324 and $336)	499,676	499,664
3.500% Senior Notes due April 3, 2030 (net of discount of $550 and $564)	961,277	988,990
4.125% Senior Notes due April 3, 2050 (net of discount of $4,835 and $4,857)	495,165	495,143
Unsecured commercial paper notes	759,600	54,300
Other	156,874	159,525
Debt issuance costs, net	(23,691)	(24,652)
	$4,848,097	$4,172,068
Less: current portion	(900,635)	—
Long-term portion	$3,947,462	$4,172,068

The Company’s credit agreement provides for a $2.0 billion senior unsecured revolving credit facility (the “Revolving Facility”) of which up to $100.0 million is available for letters of credit and is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of April 29, 2022 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of April 29, 2022, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of April 29, 2022, the Company was in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of April 29, 2022, the Company had no outstanding borrowings, outstanding letters of credit of $1.3 million, and borrowing availability of approximately $2.0 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.0 billion. In addition, as of April 29, 2022, the Company had outstanding letters of credit of $46.8 million which were issued pursuant to separate agreements.

As of April 29, 2022, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of April 29, 2022, the Company’s condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $759.6 million, which had a weighted average borrowing rate of 0.65%. CP Notes totaling $242.0 million were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the condensed consolidated balance sheets.

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of April 29, 2022.

The following table presents the Company’s liabilities required to be measured at fair value as of April 29, 2022, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	April 29,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2022
Liabilities:
Long-term obligations (a)	$3,881,060	$916,474	$—	$4,797,534
Deferred compensation (b)	45,087	—	—	45,087
(a)	Included in the condensed consolidated balance sheet at book value as current portion of long-term obligations of $900,635 and long-term obligations of $3,947,462.
(b)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $2,267 and noncurrent Other liabilities of $42,820.

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

The Company manages its business on the basis of one reportable operating segment. As of April 29, 2022, all of the Company’s retail store operations were located within the United States. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended
	April 29,	April 30,
(in thousands)	2022	2021
Classes of similar products:
Consumables	$6,960,501	$6,378,135
Seasonal	961,378	1,050,382
Home products	539,822	571,315
Apparel	289,651	401,132
Net sales	$8,751,352	$8,400,964

9.	Common stock transactions

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

Pursuant to its common stock repurchase program, during the 13-week periods ended April 29, 2022 and April 30, 2021, the Company repurchased in the open market approximately 3.4 million shares of its common stock at a total cost of $0.7 billion and approximately 5.0 million shares of its common stock at a total cost of $1.0 billion, respectively.

The Company paid a cash dividend of $0.55 per share during the first quarter of 2022. On May 25, 2022, the Board declared a quarterly cash dividend of $0.55 per share, which is payable on or before July 19, 2022 to shareholders of record on July 5, 2022. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of April 29, 2022, and the related condensed consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the thirteen week periods ended April 29, 2022 and April 30, 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 28, 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 18, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 26, 2022

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2022. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 18,356 stores located in 47 states as of April 29, 2022, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, wage growth, changes in U.S. and global trade policy, and changes to certain government assistance programs, such as the Supplemental Nutrition Assistance Program (“SNAP”), unemployment benefits, and economic stimulus payments. We continue to monitor the potential impact of reductions in SNAP benefits, although such reductions did not result in a material impact on our business or financial results in the first quarter of 2022. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, and fuel prices; as well as cost inflation in frequently purchased household products, such as that which we have continued to experience as further discussed below. Finally, significant unseasonable or unusual weather patterns can impact customer shopping behaviors.

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

Historically, our sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. Prior to 2020, our sales mix had continued to shift toward consumables, and, within consumables, toward lower margin departments such as perishables. This trend did not occur in 2020 or the first quarter of 2021, as we saw a significant increase in demand in many non-consumable products, including home, seasonal and apparel, resulting in an overall significant mix shift into non-consumable categories during those periods. Beginning in the second quarter of 2021 and continuing thereafter, we began to see some reversion toward the prior mix trends. We continue to expect some sales mix challenges to persist as the mix trend reversion toward consumables has returned to pre-pandemic levels. Several of our initiatives, including certain of those discussed below, are intended to address these mix challenges; however, there can be no assurances that these efforts will be successful.

We also experienced a shift in customer behavior toward trip consolidation, as customers shopped our stores less frequently in 2020 and 2021 than in 2019 but had a larger average transaction amount. In the first quarter of 2022, we saw a continuation of the trend toward a larger transaction amount, which we believe was driven primarily by inflation, and, to a lesser degree, our merchandising efforts. In addition, although we believe our sales in recent periods were negatively impacted by the global and domestic supply chain challenges and disruptions discussed further below, primarily in the form of lower merchandise in-stock levels in our stores, we have seen some improvement in our in-stock levels in the first quarter of 2022. However, these supply chain challenges are ongoing, and there can be no assurance that we will continue to experience improvements in in-stock levels or when in-stock levels will return to historical pre-pandemic levels.

We continue to implement and invest in certain strategic initiatives that we believe will help drive profitable sales growth, both with new and existing customers, and capture long-term growth opportunities. Such opportunities include providing our customers with additional shopping access points and even greater convenience by leveraging and developing digital tools and technology, such as our Dollar General app, which contains a variety of tools to enhance the in-store shopping experience. Additionally, we launched a partnership with a third party delivery service during 2021, which was available in approximately 11,000 stores at the end of the first quarter of 2022, and we continue to grow our DG Media Network, which is our platform for connecting brand partners with our customers to drive even greater value for each.

Further, our non-consumables initiative, which offers a new, differentiated and limited assortment that will change throughout the year, continues to contribute to improved overall sales and gross margin performance in stores where it has been deployed. We have significantly expanded the number of stores with either the full or the “lite” version of our non-consumables initiative offering, and plan to complete the rollout in the vast majority of our Dollar General stores by the end of 2022.

Additionally, we are continuing to grow the footprint of pOpshelf, a unique retail concept that incorporates certain of the lessons learned from the non-consumables initiative in a differentiated format that is focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. At the end of the first quarter of 2022, we operated 66 standalone pOpshelf locations and 25 pOpshelf store-within-a-store concepts within existing Dollar General Market stores. Our goal is to operate approximately 155 pOpshelf locations, as well as approximately 50 pOpshelf store-within-a-store concepts, by the end of 2022. We believe this concept represents a significant growth opportunity, and are targeting approximately 1,000 stores by the end of 2025.

Our “DG Fresh” initiative, a self-distribution model for frozen and refrigerated products that is designed to reduce product costs, enhance item assortment, improve our in-stock position, and enhance sales, has positively contributed to our sales performance since we completed the initial rollout in the second quarter of 2021, driven by higher in-stock levels and the introduction of new products in select stores. In addition, DG Fresh has benefitted gross profit through improved initial markups on inventory purchases, which were partially offset by increased distribution and transportation costs. DG Fresh now wholly or partially serves essentially all stores across the chain, and we expect the overall net benefit to our financial results to continue throughout 2022. Moving forward, we plan to focus on additional optimization of the distribution footprint and product assortment within DG Fresh to further drive profitable sales growth.

To support our other operating priorities, we remain focused on capturing growth opportunities. In the first quarter of 2022, we opened 239 new stores, remodeled 532 stores, and relocated 32 stores. Although we are seeing inflationary pressures in building costs, we remain on track to open approximately 1,110 new stores (including planned pOpshelf stores and up to ten stores in Mexico), remodel approximately 1,750 stores, and relocate approximately 120 stores, for a total of 2,980 real estate projects in 2022. We expect stores in Mexico, which will represent our first store locations outside the United States, to open in the second half of 2022.

We continue to innovate within our channel and are able to utilize the most productive of our various Dollar General store formats based on the specific market opportunity. We expect store format innovation to allow us to capture additional growth opportunities within our existing markets. We are now using two larger format stores (approximately 8,500 square feet and 9,500 square feet, respectively), and expect the 8,500 square foot format, along with our existing Dollar General Plus format of a similar size, to become our base prototypes for the majority of new stores, replacing our traditional 7,300 square foot format and higher-cooler count Dollar General Traditional Plus format. The larger formats allow for expanded high-capacity-cooler counts; an extended queue line; and a broader product assortment, including the non-consumable initiative, a larger health and beauty section, and produce in select stores. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base. These lessons contribute to innovation in developing new formats, with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

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

We are continuing to deploy “Fast Track”, an initiative aimed at further enhancing our convenience proposition and in-stock position as well as increasing labor efficiencies within our stores. The completed first phase of Fast Track involved sorting process optimization within our non-refrigerated distribution centers, as well as increased shelf-ready packaging, to allow for greater store-level stocking efficiencies, while the ongoing second phase involves adding a self-checkout option, which we plan to have in up to 11,000 stores by the end of 2022. These and the other strategic initiatives discussed above have required and will require us to incur upfront expenses for which there may not be an immediate return in terms of sales or enhanced profitability.

To further optimize our cost structure and facilitate greater operational control within our supply chain, we plan to double the size of our private tractor fleet in 2022. We had more than 950 tractors in our fleet at the end of the first quarter of 2022, and our goal is to have more than 1,400 tractors in the fleet by the end of 2022.

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces, including labor availability, increases in minimum wage rates and increases in property rents. Further federal, state and/or local minimum wage increases could have a material negative impact on our operating expenses, although the magnitude and timing of such impact is uncertain. In addition, we have experienced challenges such as increased costs and disruptions in our business as a result of various global events, including the COVID-19 pandemic and its associated impacts. Such challenges include incremental transportation, distribution, and payroll costs, as well as supply chain disruptions. We continue to experience materially higher supply chain costs and, in some instances, shipping delays, as a result of shipping capacity shortages, port congestion and industry labor shortages. We expect continued inflationary pressures due to higher input costs and higher fuel prices will continue to affect us as well as our vendors and customers, resulting in higher commodity, transportation and other costs, all of which may result in continued pressure to our operating results, and their extent and duration are unknown. To the extent that these inflationary pressures result in a recessionary environment, we may experience adverse effects on our business, results of operations and cash flows. While we expect some challenges to persist, certain of our initiatives and plans are intended to help offset these challenges; however, they are somewhat dependent on the scale and timing of the increased costs, among other factors. There can be no assurance that our mitigation efforts will be successful.

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

To further enhance shareholder returns, we repurchased shares of our common stock and paid quarterly cash dividends in the first quarter of 2022. We expect to continue our share repurchase activity and to pay quarterly cash dividends for the foreseeable future, subject to Board discretion and approval.

We utilize key performance indicators (“KPIs”) in the management of our business. Our KPIs include same-store sales, average sales per square foot, and inventory turnover. Same-store sales are calculated based upon our stores that were open at least 13 full fiscal months and remain open at the end of the reporting period. We include stores that have been remodeled, expanded or relocated in our same-store sales calculation. Changes in same-store sales are calculated based on the comparable 52 calendar weeks in the current and prior years. The method of calculating same-store sales varies across the retail industry. As a result, our calculation of same-store sales is not necessarily comparable to similarly titled measures reported by other companies. Average sales per square foot is calculated based on total sales for the preceding 12 months as of the ending date of the reporting period divided by the average selling square footage during the period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters. Inventory turnover is calculated based on total cost of goods sold for the preceding four quarters divided by the average inventory balance as of the ending date of the reporting period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters. Each of these measures is commonly used by investors in retail companies to measure the health of the business. We use these measures to maximize profitability and for decisions about the allocation of resources.

Highlights of our 2022 first quarter results of operations, compared to the 2021 first quarter, and our financial condition at April 29, 2022 are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales increased 4.2% to $8.75 billion due to new stores, while sales in same-stores decreased 0.1%. Average sales per square foot for all stores over the 52-week period ended April 29, 2022 was $260.

●	Gross profit, as a percentage of net sales, was 31.3% in the 2022 period and 32.8% in the 2021 period, a decrease of 151 basis points, primarily reflecting an increased proportion of sales of products in our consumables category and an increased LIFO provision.

●	SG&A expense, as a percentage of net sales, was 22.8% in the 2022 period compared to 22.0% in the 2021 period, an increase of 78 basis points, primarily due to higher retail labor and store occupancy costs as a percentage of net sales.

●	Operating profit decreased 17.9% to $746.2 million in the 2022 period compared to $908.9 million in the 2021 period.

●	Interest expense decreased by $0.7 million in the 2022 period.

●	The effective income tax rate for the 2022 period was 21.8% compared to a rate of 22.0% for the 2021 period, primarily due to the decrease in income before income taxes while rate impacting items remained materially the same.

●	Net income was $552.7 million, or $2.41 per diluted share, in the 2022 period compared to net income of $677.7 million, or $2.82 per diluted share, in the 2021 period.

●	Cash generated from operating activities was $449.5 million for the 2022 period, a decrease of $253.5 million, or 36.1%, from the comparable 2021 period due primarily to increased inventory purchases.

●	Total cash dividends of $125.3 million, or $0.55 per share, were paid during the 2022 period, compared to $99.8 million, or $0.42 per share, in the comparable 2021 period.

●	Inventory turnover was 4.3 times on a rolling four-quarter basis. On a per store basis, inventories at April 29, 2022 increased by 13.3% compared to the balances at April 30, 2021.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year period as compared with the prior year period as well as our financial condition at April 29, 2022.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2022 and 2021, which represent the 53-week fiscal year ending February 3, 2023 and the 52-week fiscal year ended January 28, 2022, respectively. References to the first quarter accounting periods for 2022 and 2021 contained herein refer to the 13-week accounting periods ended April 29, 2022 and April 30, 2021, respectively.

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

The following table contains results of operations data for the 13-week periods of 2022 and 2021, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2022 vs. 2021
(amounts in millions, except	April 29,	April 30,	Amount	%
per share amounts)	2022	2021	Change	Change
Net sales by category:
Consumables	$6,960.5	$6,378.1	$582.4	9.1%
% of net sales	79.54%	75.92%
Seasonal	961.4	1,050.4	(89.0)	(8.5)
% of net sales	10.99%	12.50%
Home products	539.8	571.3	(31.5)	(5.5)
% of net sales	6.17%	6.80%
Apparel	289.7	401.1	(111.5)	(27.8)
% of net sales	3.31%	4.77%
Net sales	$8,751.4	$8,401.0	$350.4	4.2%
Cost of goods sold	6,013.0	5,645.3	367.7	6.5
% of net sales	68.71%	67.20%
Gross profit	2,738.4	2,755.7	(17.3)	(0.6)
% of net sales	31.29%	32.80%
Selling, general and administrative expenses	1,992.2	1,846.8	145.4	7.9
% of net sales	22.76%	21.98%
Operating profit	746.2	908.9	(162.7)	(17.9)
% of net sales	8.53%	10.82%
Interest expense	39.7	40.4	(0.7)	(1.8)
% of net sales	0.45%	0.48%
Income before income taxes	706.5	868.5	(162.0)	(18.7)
% of net sales	8.07%	10.34%
Income tax expense	153.8	190.7	(36.9)	(19.3)
% of net sales	1.76%	2.27%
Net income	$552.7	$677.7	$(125.1)	(18.5)%
% of net sales	6.32%	8.07%
Diluted earnings per share	$2.41	$2.82	$(0.41)	(14.5)%

13 WEEKS ENDED APRIL 29, 2022 AND APRIL 30, 2021

Net Sales. The net sales increase in the 2022 period was primarily due to sales from new stores, partially offset by a same-store sales decrease of 0.1% compared to the 2021 period as well as the impact of store closures. We believe the effect of the U.S. government’s response to the COVID-19 pandemic, including economic stimulus legislation, affected consumer behavior and had a positive effect on net sales in the 2021 period, which affects the comparisons between periods. For the 2022 period, there were 17,159 same-stores which accounted for sales of $8.3 billion. The decrease in same-store sales primarily reflects a decline in customer traffic, most of which was offset by an increase in average transaction amount which was driven by higher average item retail prices. Same-store sales increased in the consumables category, and declined in the apparel, seasonal and home products categories, with the largest percentage decrease in the apparel category.

Gross Profit. For the 2022 period, gross profit decreased by 0.6%, and as a percentage of net sales decreased by 151 basis points to 31.3%, compared to the 2021 period. For the past several years a greater percentage of our sales have come from our consumables category, which generally has a lower gross profit rate than our other product categories, creating downward pressure on our overall gross profit rate. However, beginning in early 2020 and continuing through early 2021, our non-consumables sales increased at a higher rate than consumables sales, altering the sales mix between consumables and non-consumables categories. Since that time, our sales growth and mix have shifted back to consumables, which contributed to the decrease in the gross profit rate in the current period. In addition, an increased LIFO provision, increased transportation costs, an increase in markdowns as a percentage of sales and increased distribution costs were key factors contributing to the decrease in the gross profit rate along with an increase in inventory damages. These factors were partially offset by higher inventory markups.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 22.8% as a percentage of net sales in the 2022 period compared to 22.0% in the comparable 2021 period, an increase of 78 basis points. The primary expenses that were a greater percentage of net sales in the current year period were retail labor, store occupancy costs, depreciation and amortization and utilities, partially offset by reductions in incentive compensation and winter storm related disaster expenses.

Interest Expense. Interest expense decreased by $0.7 million to $39.7 million in the 2022 period primarily due to lower interest rates.

Income Taxes. The effective income tax rate for the 2022 period was 21.8% compared to a rate of 22.0% for the 2021 period which represents a net decrease of 0.2 percentage points. The tax rate for the 2022 period was lower than the comparable 2021 period primarily due to a decrease in pre-tax earnings in the 2022 period compared to the 2021 period while rate impacting items, such as the benefits from stock-based compensation and federal tax credits, remained materially the same in amount in both the 2022 and 2021 periods.

Liquidity and Capital Resources

At April 29, 2022, we had a $2.0 billion unsecured revolving credit agreement (the “Revolving Facility”), $4.0 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability in the form of commercial paper notes (“CP Notes”) of up to $2.0 billion. At April 29, 2022, we had total consolidated outstanding long-term obligations, including current portion, of $4.8 billion, most of which was in the form of senior notes. All of our material borrowing arrangements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described below.

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

For the remainder of fiscal 2022, we anticipate potential combined borrowings under the Revolving Facility and our CP Notes to be a maximum of approximately $1.5 billion outstanding at any one time.

Revolving Credit Facility

Our Revolving Facility consists of a $2.0 billion senior unsecured revolving credit facility of which up to $100.0 million is available for the issuance of letters of credit and which is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of April 29, 2022 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of April 29, 2022, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of April 29, 2022, we were in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of April 29, 2022, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $1.3 million, and borrowing availability of approximately $2.0 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.0 billion at April 29, 2022. In addition, as of April 29, 2022 we had outstanding letters of credit of $46.8 million which were issued pursuant to separate agreements.

Commercial Paper

We may issue the CP Notes from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of April 29, 2022, our condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $759.6 million, which had a weighted average borrowing rate of 0.65%. CP Notes totaling $242.0 million were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 54% of our total assets exclusive of operating lease assets, goodwill and other intangible assets as of April 29, 2022. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

As discussed in Note 7 to the unaudited condensed consolidated financial statements, we are involved in various legal matters, some of which could potentially result in material cash payments. Adverse developments in these matters could materially and adversely affect our liquidity.

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

Unless otherwise noted, all references to the 2022 and 2021 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 13-week periods ended April 29, 2022 and April 30, 2021, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $449.5 million in the 2022 period, which represents a $253.5 million decrease compared to the 2021 period. Changes in merchandise inventories, resulted in a $538.9 million decrease in the 2022 period as compared to an increase of $135.7 million in the 2021 period, representing a significant contributor to the reduction in cash flows from operating activities as further discussed below. Changes in accounts payable resulted in a $172.1 million increase in the 2022 period compared to a $295.2 million decrease in the 2021 period, due primarily to the timing of inventory receipts and payments. Changes in accrued expenses and other liabilities resulted in a $116.4 million decrease in the 2022 period compared to a $136.7 million decrease in the 2021 period. Net income decreased $125.1 million in the 2022 period compared to the 2021 period. Changes in income taxes in the 2022 period compared to the 2021 period are primarily due to lower accruals for income taxes due to lower pre-tax earnings and the timing of payments for income taxes.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Total merchandise inventories increased by 8% in the 2022 period and decreased by 3% in the 2021 period, with changes in our four inventory categories as follows: consumables increased by 5% compared to an 1% decrease; seasonal increased 13% compared to a 6% decrease; home products increased by 23% compared to a 3% decrease; and apparel was unchanged compared to a 10% decrease.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2022 period included the following approximate amounts: $112 million for improvements, upgrades, remodels and relocations of existing stores; $107 million related to store facilities, primarily for leasehold improvements, fixtures and equipment in new stores; $47 million for distribution and transportation-related capital expenditures; and $9 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2022 period, we opened 239 new stores and remodeled or relocated 564 stores.

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

Capital expenditures for 2022 are currently projected to be in the range of $1.4 billion to $1.5 billion. Such projection is higher than in recent years due in part to inflationary pressure on commodity prices affecting certain of our capital costs. We anticipate funding 2022 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth through the development of new stores and the remodel or relocation of existing stores. Capital expenditures in 2022 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology and other strategic initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. Net commercial paper borrowings increased by $705.3 million in the 2022 period and were unchanged in the 2021 period. Also during the 2022 and 2021 periods, we repurchased 3.4 million and 5.0 million shares of our common stock at a total cost of $0.7 billion and $1.0 billion, respectively, and paid cash dividends of $125.3 million and $99.8 million, respectively.

Share Repurchase Program

As of April 29, 2022 our common stock repurchase program had a total remaining authorization of approximately $1.38 billion. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements and other factors. The repurchase program has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2022.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended April 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this report is incorporated herein by this reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended April 29, 2022 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(a)	or Programs(a)
01/29/22-02/28/22	860,794	$200.30	860,794	$1,957,232,000
03/01/22-03/31/22	1,574,751	$220.54	1,574,751	$1,609,934,000
04/01/22-04/29/22	956,816	$237.31	956,816	$1,382,872,000
Total	3,392,361	$220.13	3,392,361	$1,382,872,000
(a)	On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on December 1, 2021 to increase the repurchase authorization by $2.0 billion, bringing the cumulative total value of authorized share repurchases under the program since its inception to $14.0 billion. Under the authorization, repurchases may be made from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. This repurchase authorization has no expiration date.

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act, throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “can,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “project,” “predict,” “plan,” “estimate,” “outlook,” “future,” “aim,” “goal,” “seek,” “strive,” “intend,” “improve,” “position,” “opportunities,” “ongoing,” “likely,” “scheduled,” “potential,” “subject to,” “focused on,” “long-term,” “uncertain,” or “continue,” and similar expressions that concern our strategies, plans, initiatives, intentions, outlook or beliefs about future occurrences or results. For example, forward-looking statements include all statements relating to, among others, our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our expectations regarding economic and competitive market conditions and customer behavior; our plans and objectives for, and expectations regarding, future operations, growth and initiatives, including but not limited to the number of planned store openings, remodels and relocations, store formats or concepts, progress of our strategic (including our non-consumables and digital initiatives, DG Fresh, Fast Track, and pOpshelf), merchandising, margin enhancing, and distribution/transportation efficiency (including self-distribution and our private fleet) initiatives, in-stock position, and international expansion plans; trends in sales of consumable and non-consumable products, customer traffic and average transaction amount; level of future costs and expenses; expectations regarding inflationary and labor pressures, fuel prices, other supply chain challenges, and commodity costs; potential future stock repurchases and cash dividends; anticipated borrowing under the Revolving Facility and our commercial paper program; potential impact of the COVID-19 pandemic; potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including the potential increase of federal, state and/or local minimum wage rates/salary levels, as well as changes to SNAP benefits and unemployment benefits; or expected outcome or effect of pending or threatened legal disputes, litigation or audits.

Forward-looking statements are subject to risks, uncertainties and other factors that may change at any time and may cause our actual results to differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts as of the date of this document, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors on future results, and we cannot anticipate all factors that could affect future results that may be important to you. Important factors that could cause actual results to differ materially from the expectations expressed in or implied by our forward-looking statements include, but are not limited to:

●	risks related to the COVID-19 pandemic and associated governmental responses, including but not limited to, the effects on our supply chain, distribution network, store and distribution center growth, store and distribution center closures, transportation and distribution costs, SG&A expenses, share repurchase activity, and cybersecurity risk profile, as well as the effects on domestic and foreign economies, the global supply chain, labor availability and customers’ spending patterns;

●	economic factors, including but not limited to employment levels; inflation; pandemics; higher fuel, energy, healthcare and housing costs, interest rates, consumer debt levels, and tax rates; tax law changes that negatively affect credits and refunds; lack of available credit; decreases in, or elimination of, government stimulus programs or subsidies such as unemployment and food/nutrition assistance programs; commodity rates; transportation, lease and insurance costs; wage rates (including the heightened possibility of increased federal, state and/or local minimum wage rates); foreign exchange rate fluctuations; measures or events that create barriers to or increase the costs of international trade (including increased import duties or tariffs); and changes in laws and regulations and their effect on, as applicable, customer spending and disposable income, our ability to execute our strategies and initiatives, our cost of goods sold, our SG&A expenses (including real estate costs), and our sales and profitability;

●	failure to achieve or sustain our strategies and initiatives, including those relating to merchandising, real estate and new store development, international expansion, store formats and concepts, digital, marketing, health services, shrink, sourcing, private brand, inventory management, supply chain, store operations, expense reduction, technology, pOpshelf, DG Fresh, Fast Track and DG Media Network;

●	competitive pressures and changes in the competitive environment and the geographic and product markets where we operate, including, but not limited to, pricing, promotional activity, expanded availability of mobile, web-based and other digital technologies, and alliances or other business combinations;

●	failure to timely and cost-effectively execute our real estate projects or to anticipate or successfully address the challenges imposed by our expansion, including into new countries or domestic markets, states, or urban or suburban areas;

●	levels of inventory shrinkage;

●	failure to successfully manage inventory balances;

●	failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws, or our or one of our vendors falling victim to a cyberattack (which risk is heightened as a result of the current conflict between Russia and Ukraine) that prevents us from operating all or a portion of our business;

●	damage or interruption to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing or implementing new technology;

●	a significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory, or delays in constructing, opening or staffing new distribution centers;

●	risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade (for example, disruptive political events like the current conflict between Russia and Ukraine);

●	natural disasters, unusual weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises, political or civil unrest, acts of war, violence or terrorism, and disruptive global political events (for example, the current conflict between Russia and Ukraine);

●	product liability, product recall or other product safety or labeling claims;

●	incurrence of material uninsured losses, excessive insurance costs or accident costs;

●	failure to attract, develop and retain qualified employees while controlling labor costs (including the heightened possibility of increased federal, state and/or local minimum wage rates/salary levels) and other labor issues;

●	loss of key personnel or inability to hire additional qualified personnel;

●	risks associated with our private brands, including, but not limited to, our level of success in improving their gross profit rate;

●	seasonality of our business;

●	failure to protect our reputation;

●	the impact of changes in or noncompliance with governmental regulations and requirements (including, but not limited to, those dealing with the sale of products, including without limitation, product and food safety, marketing or labeling; information security and privacy; labor and employment; employee wages and benefits (including the heightened possibility of increased federal, state and/or local minimum wage rates/salary levels); health and safety; imports and customs; bribery; climate change; and environmental compliance, as well as tax laws (including those related to the federal, state or foreign corporate tax rate), the interpretation of existing tax laws, or our failure to sustain our reporting positions negatively affecting our tax rate) and developments in or outcomes of private actions, class actions, multi-district litigation, arbitrations, derivative actions, administrative proceedings, regulatory actions or other litigation or of inquiries from federal, state and local agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress, and other local, state, federal and international governmental authorities;

●	new accounting guidance or changes in the interpretation or application of existing guidance;

●	deterioration in market conditions, including market disruptions, limited liquidity and interest rate fluctuations, or changes in our credit profile;

●	factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended January 28, 2022; and

●	factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

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

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the SEC on June 1, 2021 (file no. 001-11421))

10.1

Form of Restricted Stock Unit Award Agreement (approved May 24, 2022) for awards beginning May 2022 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan

10.2

Form of Stock Option Award Agreement (approved May 24, 2022) for awards beginning May 2022 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan

10.3

Form of Stock Option Award Agreement (approved March 15, 2022) for annual awards beginning March 2022 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))

10.4

Form of Performance Share Unit Award Agreement (approved March 15, 2022) for awards beginning March 2022 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))

10.5

Form of Restricted Stock Unit Award Agreement (approved March 15, 2022) for awards beginning March 2022 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))

10.6

Form of Dollar General Corporation Teamshare Incentive Program for Named Executives Officers for use beginning fiscal year 2022 (incorporated by reference to Exhibit 10.39 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))

15	Letter re unaudited interim financial information
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350
101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2022 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	May 26, 2022	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer