Form 10-Q
period 2022-07-29
DOLLAR GENERAL CORP
filed 2022-08-25
CIK 29534

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2022

or

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

The Registrant had 225,571,729 shares of common stock outstanding on August 19, 2022.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 29,	January 28,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$326,263	$344,829
Merchandise inventories	6,935,856	5,614,325
Income taxes receivable	93,283	97,394
Prepaid expenses and other current assets	327,490	247,295
Total current assets	7,682,892	6,303,843
Net property and equipment	4,648,187	4,346,127
Operating lease assets	10,319,225	10,092,930
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,700	1,199,750
Other assets, net	50,663	46,132
Total assets	$28,239,256	$26,327,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$900,635	$—
Current portion of operating lease liabilities	1,231,064	1,183,559
Accounts payable	4,358,388	3,738,604
Accrued expenses and other	1,069,926	1,049,139
Income taxes payable	6,773	8,055
Total current liabilities	7,566,786	5,979,357
Long-term obligations	4,290,700	4,172,068
Long-term operating lease liabilities	9,070,328	8,890,709
Deferred income taxes	906,846	825,254
Other liabilities	216,105	197,997
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	197,372	201,265
Additional paid-in capital	3,627,987	3,587,914
Retained earnings	2,364,098	2,473,999
Accumulated other comprehensive loss	(966)	(1,192)
Total shareholders’ equity	6,188,491	6,261,986
Total liabilities and shareholders' equity	$28,239,256	$26,327,371

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	July 29,	July 30,	July 29,	July 30,
	2022	2021	2022	2021
Net sales	$9,425,713	$8,650,198	$18,177,065	$17,051,162
Cost of goods sold	6,377,490	5,912,539	12,390,479	11,557,835
Gross profit	3,048,223	2,737,659	5,786,586	5,493,327
Selling, general and administrative expenses	2,134,797	1,888,091	4,127,003	3,734,909
Operating profit	913,426	849,568	1,659,583	1,758,418
Interest expense	43,098	39,430	82,774	79,822
Income before income taxes	870,328	810,138	1,576,809	1,678,596
Income tax expense	192,298	173,119	346,122	363,828
Net income	$678,030	$637,019	$1,230,687	$1,314,768
Earnings per share:
Basic	$3.00	$2.71	$5.41	$5.55
Diluted	$2.98	$2.69	$5.39	$5.52
Weighted average shares outstanding:
Basic	226,299	234,924	227,388	236,736
Diluted	227,456	236,406	228,533	238,354

Dividends per share	$0.55	$0.42	$1.10	$0.84

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	July 29,	July 30,	July 29,	July 30,
	2022	2021	2022	2021
Net income	$678,030	$637,019	$1,230,687	$1,314,768
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $86, $86, $173, and $173, respectively	36	243	226	485
Comprehensive income	$678,066	$637,262	$1,230,913	$1,315,253

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, April 29, 2022	226,997	$198,623	$3,606,414	$2,157,589	$(1,002)	$5,961,624
Net income	—	—	—	678,030	—	678,030
Dividends paid, $0.55 per common share	—	—	—	(124,206)	—	(124,206)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	36	36
Share-based compensation expense	—	—	15,148	—	—	15,148
Repurchases of common stock	(1,494)	(1,308)	—	(347,315)	—	(348,623)
Other equity and related transactions	64	57	6,425	—	—	6,482
Balances, July 29, 2022	225,567	$197,372	$3,627,987	$2,364,098	$(966)	$6,188,491

Balances, April 30, 2021	236,205	$206,680	$3,457,160	$2,588,006	$(1,921)	$6,249,925
Net income	—	—	—	637,019	—	637,019
Dividends paid, $0.42 per common share	—	—	—	(98,304)	—	(98,304)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	243	243
Share-based compensation expense	—	—	16,370	—	—	16,370
Repurchases of common stock	(3,309)	(2,896)	—	(696,900)	—	(699,796)
Other equity and related transactions	409	358	31,320	—	—	31,678
Balances, July 30, 2021	233,305	$204,142	$3,504,850	$2,429,821	$(1,678)	$6,137,135

Balances, January 28, 2022	230,016	$201,265	$3,587,914	$2,473,999	$(1,192)	$6,261,986
Net income	—	—	—	1,230,687	—	1,230,687
Dividends paid, $1.10 per common share	—	—	—	(249,468)	—	(249,468)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	226	226
Share-based compensation expense	—	—	42,093	—	—	42,093
Repurchases of common stock	(4,886)	(4,276)	—	(1,091,120)	—	(1,095,396)
Other equity and related transactions	437	383	(2,020)	—	—	(1,637)
Balances, July 29, 2022	225,567	$197,372	$3,627,987	$2,364,098	$(966)	$6,188,491

Balances, January 29, 2021	240,785	$210,687	$3,446,612	$3,006,102	$(2,163)	$6,661,238
Net income	—	—	—	1,314,768	—	1,314,768
Dividends paid, $0.84 per common share	—	—	—	(198,136)	—	(198,136)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	485	485
Share-based compensation expense	—	—	39,903	—	—	39,903
Repurchases of common stock	(8,268)	(7,235)	—	(1,692,913)	—	(1,700,148)
Other equity and related transactions	788	690	18,335	—	—	19,025
Balances, July 30, 2021	233,305	$204,142	$3,504,850	$2,429,821	$(1,678)	$6,137,135

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	July 29,	July 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,230,687	$1,314,768
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	349,722	312,682
Deferred income taxes	81,419	70,755
Noncash share-based compensation	42,093	39,903
Other noncash (gains) and losses	214,128	51,036
Change in operating assets and liabilities:
Merchandise inventories	(1,528,744)	(80,038)
Prepaid expenses and other current assets	(87,244)	(72,072)
Accounts payable	622,346	(245,382)
Accrued expenses and other liabilities	22,389	(25,479)
Income taxes	2,829	(44,080)
Other	(1,609)	(4,549)
Net cash provided by (used in) operating activities	948,016	1,317,544

Cash flows from investing activities:
Purchases of property and equipment	(658,784)	(518,466)
Proceeds from sales of property and equipment	2,166	1,805
Net cash provided by (used in) investing activities	(656,618)	(516,661)

Cash flows from financing activities:
Repayments of long-term obligations	(4,696)	(2,936)
Net increase (decrease) in commercial paper outstanding	1,041,233	18,400
Repurchases of common stock	(1,095,396)	(1,700,148)
Payments of cash dividends	(249,462)	(198,107)
Other equity and related transactions	(1,643)	18,997
Net cash provided by (used in) financing activities	(309,964)	(1,863,794)
Net increase (decrease) in cash and cash equivalents	(18,566)	(1,062,911)
Cash and cash equivalents, beginning of period	344,829	1,376,577
Cash and cash equivalents, end of period	$326,263	$313,666

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$843,900	$893,773
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$139,023	$119,336

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of July 29, 2022 and results of operations for the 13-week and 26-week accounting periods ended July 29, 2022 and July 30, 2021 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $144.4 million and $36.0 million in the respective 13-week periods, and $205.8 million and $48.2 million in the respective 26-week periods, ended July 29, 2022 and July 30, 2021. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

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

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended July 29, 2022			13 Weeks Ended July 30, 2021
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$678,030	226,299	$3.00	$637,019	234,924	$2.71
Effect of dilutive share-based awards		1,157			1,482
Diluted earnings per share	$678,030	227,456	$2.98	$637,019	236,406	$2.69

	26 Weeks Ended July 29, 2022			26 Weeks Ended July 30, 2021
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$1,230,687	227,388	$5.41	$1,314,768	236,736	$5.55
Effect of dilutive share-based awards		1,145			1,618
Diluted earnings per share	$1,230,687	228,533	$5.39	$1,314,768	238,354	$5.52

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were approximately 0.1 million in each of the respective 13-week periods and 26-week periods, ended July 29, 2022 and July 30, 2021.

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

As of July 29, 2022, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $6.2 million, $0.3 million and $0.0 million, respectively, for a total of $6.5 million. This total amount is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $1.7 million in the coming twelve months as a result of expiring statutes of limitations. As of July 29, 2022, approximately $6.2 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 26-week periods ended July 29, 2022 were 22.1% and 22.0% respectively, compared to rates of 21.4% and 21.7% for the 13-week and 26-week periods ended July 30, 2021.

The income tax rates for the 13-week and 26-week periods in 2022 were higher than the comparable 13-week and 26-week periods in 2021 primarily due to a reduced benefit from stock-based compensation partially offset by a lower effective state income tax rate in the 2022 periods when compared to the 2021 periods.

4.Leases

As of July 29, 2022, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the condensed consolidated balance sheets. At July 29, 2022, the weighted-average remaining lease term for the Company’s operating leases was 9.7 years, and the weighted average discount rate for such leases was 3.8%. Operating lease costs are reflected as selling, general and administrative costs in the condensed consolidated statements of income. For the 26-week periods ended July 29, 2022 and July 30, 2021, such costs were $787.0 million and $730.0 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $794.7 million and $735.8 million, respectively, were reflected in cash flows from operating activities in the condensed consolidated statements of cash flows for the 26-week periods ended July 29, 2022 and July 30, 2021.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	July 29,	January 28,
(In thousands)	2022	2022
Revolving Facility	$—	$—
3.250% Senior Notes due April 15, 2023 (net of discount of $184 and $319)	899,816	899,681
4.150% Senior Notes due November 1, 2025 (net of discount of $291 and $332)	499,709	499,668
3.875% Senior Notes due April 15, 2027 (net of discount of $229 and $251)	599,771	599,749
4.125% Senior Notes due May 1, 2028 (net of discount of $312 and $336)	499,688	499,664
3.500% Senior Notes due April 3, 2030 (net of discount of $535 and $564)	969,097	988,990
4.125% Senior Notes due April 3, 2050 (net of discount of $4,812 and $4,857)	495,188	495,143
Unsecured commercial paper notes	1,095,533	54,300
Other	155,257	159,525
Debt issuance costs, net	(22,724)	(24,652)
	$5,191,335	$4,172,068
Less: current portion	(900,635)	—
Long-term portion	$4,290,700	$4,172,068

The Company’s credit agreement provides for a $2.0 billion senior unsecured revolving credit facility (the “Revolving Facility”) of which up to $100.0 million is available for letters of credit and is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The credit agreement governing the Revolving Facility includes customary LIBOR replacement provisions. The applicable interest rate margin for borrowings as of July 29, 2022 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of July 29, 2022, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of July 29, 2022, the Company was in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of July 29, 2022, the Company had no outstanding borrowings, $1.3 million of outstanding letters of credit, and approximately $2.0 billion of borrowing availability under the Revolving Facility that, due to the Company’s intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $0.7 billion. In addition, as of July 29, 2022, the Company had outstanding letters of credit of $45.9 million which were issued pursuant to separate agreements.

As of July 29, 2022, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of July 29, 2022, the Company’s condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $1.1 billion, which had a weighted average borrowing rate of 2.23%. CP Notes totaling $192.0 million and $181.0 million at July 29, 2022 and January 28, 2022, respectively, were held by a wholly-owned subsidiary of the Company and are therefore not reflected in the condensed consolidated balance sheets.

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of July 29, 2022.

The following table presents the Company’s liabilities required to be measured at fair value as of July 29, 2022, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	July 29,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2022
Liabilities:
Long-term obligations (a)	$3,912,130	$1,250,791	$—	$5,162,921
Deferred compensation (b)	45,081	—	—	45,081
(a)	Included in the condensed consolidated balance sheet at book value as current portion of long-term obligations of $900,635 and long-term obligations of $4,290,700.
(b)	Reflected at fair value in the condensed consolidated balance sheet as accrued expenses and other current liabilities of $2,390 and noncurrent Other liabilities of $42,691.

7.Commitments and contingencies

Legal proceedings

From time to time, the Company is a party to various legal matters in the ordinary course of its business, including actions by employees, consumers, suppliers, government agencies, or others. The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company’s condensed consolidated financial statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made.

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

The Company manages its business on the basis of one reportable operating segment. As of July 29, 2022, all of the Company’s retail store operations were located within the United States. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(in thousands)	2022	2021	2022	2021
Classes of similar products:
Consumables	$7,475,839	$6,612,950	$14,436,340	$12,991,085
Seasonal	1,086,904	1,090,311	2,048,282	2,140,693
Home products	559,766	561,190	1,099,588	1,132,505
Apparel	303,204	385,747	592,855	786,879
Net sales	$9,425,713	$8,650,198	$18,177,065	$17,051,162

9.	Common stock transactions

On August 29, 2012, the Company’s Board of Directors (the “Board”) authorized a common stock repurchase program, which the Board has since increased on several occasions. On August 24, 2022, the Board authorized a $2.0 billion increase to the existing common stock repurchase program, bringing the cumulative total to $16.0 billion authorized under the program since its inception in 2012. The repurchase authorization has no expiration date and allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under any applicable debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings, including under the Revolving Facility and issuance of CP Notes discussed in further detail in Note 5, or otherwise.

Pursuant to its common stock repurchase program, during the 26-week periods ended July 29, 2022 and July 30, 2021, the Company repurchased in the open market approximately 4.9 million shares of its common stock at a total cost of $1.1 billion and approximately 8.3 million shares of its common stock at a total cost of $1.7 billion, respectively.

The Company paid a cash dividend of $0.55 per share during each of the first and second quarters of 2022. On August 23, 2022, the Board declared a quarterly cash dividend of $0.55 per share, which is payable on or before October 18, 2022 to shareholders of record on October 4, 2022. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of July 29, 2022, the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the thirteen and twenty-six week periods ended July 29, 2022 and July 30, 2021, the condensed consolidated statement of cash flows for the twenty-six week periods ended July 29, 2022 and July 30, 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 25, 2022

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 18,566 stores located in 47 states as of July 29, 2022, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, wage growth, changes in U.S. and global trade policy, and changes to certain government assistance programs, such as the Supplemental Nutrition Assistance Program (“SNAP”), unemployment benefits, and economic stimulus payments. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, and fuel prices, as well as cost inflation in frequently purchased household products (including food), such as that which we have continued to experience as further discussed below. Finally, significant unseasonable or unusual weather patterns can impact customer shopping behaviors.

We remain committed to our long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus. These priorities include: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our diverse teams through development, empowerment and inclusion.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount. As we work to provide everyday low prices and meet our customers’ affordability needs, we remain focused on enhancing our margins through pricing and markdown optimization, effective category management, inventory shrink reduction initiatives, private brands penetration, distribution and transportation efficiencies, and global sourcing. Several of our strategic and other sales-driving initiatives are also designed to capture growth opportunities and are discussed in more detail below.

Historically, sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. Prior to 2020, our sales mix had continued to shift toward consumables, and, within consumables, toward lower margin departments such as perishables. This trend did not occur in 2020 or the first quarter of 2021, as we saw a significant increase in demand in many non-consumable products, including home, seasonal and apparel, resulting in an overall significant mix shift into non-consumable categories during those periods. Beginning in the second quarter of 2021 and continuing thereafter, we began to see reversion toward the historical mix trends. We continue to expect sales mix challenges to persist as the mix trend reversion toward consumables has returned to, and now exceeds, pre-pandemic levels. Several of our initiatives, including certain of those discussed below, are intended to address these mix challenges; however, there can be no assurances that these efforts will be successful.

In the first half of 2022, we saw continued growth in average transaction amount, which was driven primarily by inflation, and, to a lesser degree, our merchandising efforts. In the second quarter of 2022, we experienced slightly positive customer traffic. In addition, although we believe our sales in recent periods were negatively impacted by the global and domestic supply chain challenges and disruptions discussed further below, primarily in the form of lower merchandise in-stock levels in our stores, we have seen some improvement in our in-stock levels in each of the first and second quarters of 2022. However, these supply chain challenges are ongoing, and there can be no assurance that we will continue to experience improvements in in-stock levels or when in-stock levels will return to historical pre-pandemic levels.

We continue to implement and invest in certain strategic initiatives that we believe will help drive profitable sales growth, both with new and existing customers, and capture long-term growth opportunities. Such opportunities include providing our customers with additional shopping access points and even greater convenience by leveraging and developing digital tools and technology, such as our Dollar General app, which contains a variety of tools to enhance the in-store shopping experience. Additionally, we launched a partnership with a third party delivery service during 2021, which was available in more than 13,300 of our stores at the end of the second quarter of 2022, and we continue to grow our DG Media Network, which is our platform for connecting brand partners with our customers to drive even greater value for each.

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

Additionally, we are continuing to grow the footprint of pOpshelf, a unique retail concept that incorporates certain of the lessons learned from the non-consumables initiative in a differentiated format that is focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. At the end of the second quarter of 2022, we operated 80 standalone pOpshelf locations and 32 pOpshelf store-within-a-store concepts within existing Dollar General Market stores. Our goal is to operate approximately 150 pOpshelf locations, as well as approximately 40 pOpshelf store-within-a-store concepts, by the end of 2022. We believe this concept represents a significant growth opportunity and are targeting approximately 1,000 pOpshelf stores by the end of 2025.

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

To support our other operating priorities, we remain focused on capturing growth opportunities. In the first half of 2022, we opened 466 new stores, remodeled 1,065 stores, and relocated 62 stores. As a result of ongoing delays in permitting and receipt of construction materials, our new store openings are expected to be in the range of 1,010 to 1,060 (including planned pOpshelf stores and our first stores in Mexico) in 2022. As a result of the revised new store plans, we now plan to remodel approximately 1,795 stores, and relocate approximately 125 stores, for a total in the range of 2,930 to 2,980 real estate projects in 2022. We expect stores in Mexico, which will represent our first store locations outside the United States, to open in the fourth quarter of 2022.

We continue to innovate within our channel and utilize the most productive of our various Dollar General store formats based on the specific market opportunity. We expect store format innovation to allow us to capture additional growth opportunities within our existing markets. We are now using two larger format stores (approximately 8,500 square feet and 9,500 square feet, respectively), and expect the 8,500 square foot format, along with our existing Dollar General Plus format of a similar size, to become our base prototypes for the majority of new stores, replacing our traditional 7,300 square foot format and higher-cooler count Dollar General Traditional Plus format. The larger formats allow for expanded high-capacity-cooler counts; an extended queue line; and a broader product assortment, including the non-consumable initiative, a larger health and beauty section, and produce in select stores. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base. These lessons contribute to innovation in developing new formats, with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

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

We are continuing to deploy “Fast Track,” an initiative aimed at further enhancing our convenience proposition and in-stock position as well as increasing labor efficiencies within our stores. The completed first phase of Fast Track involved sorting process optimization within our non-refrigerated distribution centers, as well as increased shelf-ready packaging, to allow for greater store-level stocking efficiencies, while the ongoing second phase involves adding a self-checkout option, which we plan to have in up to 11,000 of our stores by the end of 2022. These and the other strategic initiatives discussed above have required and will require us to incur upfront expenses for which there may not be an immediate return in terms of sales or enhanced profitability.

To further optimize our cost structure and facilitate greater operational control within our supply chain, we plan to double the size of our private tractor fleet in 2022. We had more than 1,100 tractors in our fleet at the end of the second quarter of 2022, and our goal is to have more than 1,400 tractors in the fleet by the end of 2022.

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces, including labor availability, increases in minimum wage rates and increases in property rents. Further federal, state and/or local minimum wage increases could have a material negative impact on our operating expenses, although the magnitude and timing of such impact is uncertain. In addition, we have experienced challenges such as increased costs and disruptions in our business as a result of various global events, including the COVID-19 pandemic and its associated impacts. Such challenges include incremental transportation, distribution, and payroll costs, as well as supply chain disruptions. We continue to experience materially higher supply chain costs and, in some instances, shipping delays, as a result of shipping capacity shortages, port congestion and industry labor shortages. We expect continued inflationary pressures due to higher input costs and that higher fuel prices will continue to affect us as well as our vendors and customers, resulting in higher commodity, transportation and other costs, including product costs, all of which may result in continued pressure to our operating results, and their extent and duration are unknown. To the extent that these inflationary pressures result in a recessionary environment, we may experience adverse effects on our business, results of operations and cash flows. While we expect some challenges to persist, certain of our initiatives and plans are intended to help offset these challenges; however, they are somewhat dependent on the scale and timing of the increased costs, among other factors. There can be no assurance that our mitigation efforts will be successful. Moreover, recent increases in market interest rates could have a material negative impact on our interest expense, both with respect to the credit agreement governing our Revolving Facility and new issuances of commercial paper notes or other indebtedness.

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

To further enhance shareholder returns, we repurchased shares of our common stock and paid quarterly cash dividends in the first half of 2022. We expect to continue our share repurchase activity and to pay quarterly cash dividends for the foreseeable future, subject to Board discretion and approval.

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

Highlights of our 2022 second quarter results of operations, compared to the 2021 second quarter, and our financial condition at July 29, 2022, are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales increased 9.0% to $9.43 billion driven by new stores and sales in same-stores, which increased 4.6%. Average sales per square foot for all stores over the 52-week period ended July 29, 2022 was $263.

●	Gross profit, as a percentage of net sales, was 32.3% in the 2022 period and 31.6% in the 2021 period, an increase of 69 basis points, primarily reflecting higher inventory markups.

●	SG&A expense, as a percentage of net sales, was 22.6% in the 2022 period compared to 21.8% in the 2021 period, an increase of 82 basis points, primarily due to higher retail labor and repairs and maintenance costs as a percentage of net sales.

●	Operating profit increased 7.5% to $913.4 million in the 2022 period compared to $849.6 million in the 2021 period.

●	Interest expense increased by $3.7 million in the 2022 period driven by higher average borrowings.

●	The effective income tax rate for the 2022 period was 22.1% compared to a rate of 21.4% for the 2021 period, primarily due to a reduced benefit from stock-based compensation partially offset by a lower effective state income tax rate.

●	Net income was $678.0 million, or $2.98 per diluted share, in the 2022 period compared to net income of $637.0 million, or $2.69 per diluted share, in the 2021 period.

Highlights of the year-to-date period of 2022 include:

●	Cash generated from operating activities was $948.0 million for the 2022 period, a decrease of $369.5 million, or 28.0%, from the comparable 2021 period due primarily to increased inventory purchases.

●	Total cash dividends of $249.5 million, or $1.10 per share, were paid during the 2022 period, compared to $198.1 million, or $0.84 per share, in the comparable 2021 period.

●	Inventory turnover was 4.1 times on a rolling four-quarter basis. On a per store basis, inventories at July 29, 2022 increased by 25.1% compared to the balances at July 30, 2021.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year period as compared with the prior year period as well as our financial condition at July 29, 2022.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2022 and 2021, which represent the 53-week fiscal year ending February 3, 2023 and the 52-week fiscal year ended January 28, 2022, respectively. References to the second quarter accounting periods for 2022 and 2021 contained herein refer to the 13-week accounting periods ended July 29, 2022 and July 30, 2021, respectively.

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

The following table contains results of operations data for the second 13-week periods and the 26-week periods of 2022 and 2021, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2022 vs. 2021		26 Weeks Ended		2022 vs. 2021
(amounts in millions, except	July 29,	July 30,	Amount	%	July 29,	July 30,	Amount	%
per share amounts)	2022	2021	Change	Change	2022	2021	Change	Change
Net sales by category:
Consumables	$7,475.8	$6,613.0	$862.9	13.0%	$14,436.3	$12,991.1	$1,445.3	11.1%
% of net sales	79.31%	76.45%			79.42%	76.19%
Seasonal	1,086.9	1,090.3	(3.4)	(0.3)	2,048.3	2,140.7	(92.4)	(4.3)
% of net sales	11.53%	12.60%			11.27%	12.55%
Home products	559.8	561.2	(1.4)	(0.3)	1,099.6	1,132.5	(32.9)	(2.9)
% of net sales	5.94%	6.49%			6.05%	6.64%
Apparel	303.2	385.7	(82.5)	(21.4)	592.9	786.9	(194.0)	(24.7)
% of net sales	3.22%	4.46%			3.26%	4.61%
Net sales	$9,425.7	$8,650.2	$775.5	9.0%	$18,177.1	$17,051.2	$1,125.9	6.6%
Cost of goods sold	6,377.5	5,912.5	465.0	7.9	12,390.5	11,557.8	832.6	7.2
% of net sales	67.66%	68.35%			68.17%	67.78%
Gross profit	3,048.2	2,737.7	310.6	11.3	5,786.6	5,493.3	293.3	5.3
% of net sales	32.34%	31.65%			31.83%	32.22%
Selling, general and administrative expenses	2,134.8	1,888.1	246.7	13.1	4,127.0	3,734.9	392.1	10.5
% of net sales	22.65%	21.83%			22.70%	21.90%
Operating profit	913.4	849.6	63.9	7.5	1,659.6	1,758.4	(98.8)	(5.6)
% of net sales	9.69%	9.82%			9.13%	10.31%
Interest expense	43.1	39.4	3.7	9.3	82.8	79.8	3.0	3.7
% of net sales	0.46%	0.46%			0.46%	0.47%
Income before income taxes	870.3	810.1	60.2	7.4	1,576.8	1,678.6	(101.8)	(6.1)
% of net sales	9.23%	9.37%			8.67%	9.84%
Income tax expense	192.3	173.1	19.2	11.1	346.1	363.8	(17.7)	(4.9)
% of net sales	2.04%	2.00%			1.90%	2.13%
Net income	$678.0	$637.0	$41.0	6.4%	$1,230.7	$1,314.8	$(84.1)	(6.4)%
% of net sales	7.19%	7.36%			6.77%	7.71%
Diluted earnings per share	$2.98	$2.69	$0.29	10.8%	$5.39	$5.52	$(0.13)	(2.4)%

13 WEEKS ENDED JULY 29, 2022 AND JULY 30, 2021

Net Sales. The net sales increase in the 2022 period was primarily due to sales from new stores, as well as a same-store sales increase of 4.6% compared to the 2021 period, partially offset by the impact of store closures. For the 2022 period, there were 17,397 same-stores which accounted for sales of $9.0 billion. The increase in same-store sales primarily reflects an increase in average transaction amount driven by higher average item retail prices which was partially offset by a decline in items per transaction, as well as a slight increase in customer traffic. Same-store sales increased in the consumables category, and declined in the apparel, home products and seasonal categories.

Gross Profit. For the 2022 period, gross profit increased by 11.3%, and as a percentage of net sales increased by 69 basis points to 32.3%, compared to the 2021 period, driven primarily by higher inventory markups which were partially offset by an increased LIFO provision. Our consumables category generally has a lower gross profit rate than our other product categories. In the current period, consumables sales increased at a greater rate than non-consumables sales, which also partially offset the increase in the gross profit rate in the current period, along with increased markdowns, increased transportation costs, increased distribution costs, and an increase in inventory damages.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 22.6% as a percentage of net sales in the 2022 period compared to 21.8% in the comparable 2021 period, an increase of 82 basis points. The primary expenses that were a greater percentage of net sales in the current year period were retail labor, repairs and maintenance, utilities and payroll taxes.

Interest Expense. Interest expense increased by $3.7 million to $43.1 million in the 2022 period primarily due to higher outstanding borrowings.

Income Taxes. The effective income tax rate for the 2022 period was 22.1% compared to a rate of 21.4% for the 2021 period which represents a net increase of 0.7 percentage points. The tax rate for the 2022 period was higher than the comparable 2021 period primarily due to a reduced benefit from stock-based compensation partially offset by a lower effective state income tax rate in the 2022 period when compared to the 2021 period.

26 WEEKS ENDED JULY 29, 2022 AND JULY 30, 2021

Net Sales. The net sales increase in the 2022 period was primarily due to sales from new stores, as well as a same-store sales increase of 2.3% compared to the 2021 period, partially offset by the impact of store closures. For the 2022 period, there were 17,397 same-stores which accounted for sales of $17.3 billion. The increase in same-store sales reflects an increase in average transaction amount driven by higher average item retail prices which was partially offset by a decline in items per transaction and a slight decline in customer traffic. Same-store sales increased in the consumables category, and declined in the apparel, seasonal and home products categories.

Gross Profit. For the 2022 period, gross profit increased by 5.3%, and as a percentage of net sales decreased by 39 basis points to 31.8%, compared to the 2021 period. An increased LIFO provision, consumables sales increasing at a greater rate than non-consumables sales in the current year period, increased transportation costs, increased markdowns, higher distribution costs and increased inventory damages each contributed to the decrease in the gross profit rate. These factors were partially offset by higher inventory markups.

Selling, General & Administrative Expenses. SG&A was 22.7% as a percentage of net sales in the 2022 period compared to 21.9% in the comparable 2021 period, an increase of 80 basis points. The primary expenses that were a higher percentage of net sales in the current year period were retail labor, utilities, repairs and maintenance, store occupancy costs, and depreciation and amortization, partially offset by reductions in incentive compensation and winter storm related disaster expenses.

Interest Expense. Interest expense increased by $3.0 million to $82.8 million in the 2022 period primarily due to higher outstanding debt balances.

Income Taxes. The effective income tax rate for the 2022 period was 22.0% compared to a rate of 21.7% for the 2021 period which represents a net increase of 0.3 percentage points. The tax rate for the 2022 period was higher than the comparable 2021 period primarily due to reduced benefit from stock-based compensation partially offset by a lower effective state income tax rate in the 2022 period when compared to the 2021 period.

Liquidity and Capital Resources

At July 29, 2022, we had a $2.0 billion unsecured revolving credit agreement (the “Revolving Facility”), $4.0 billion aggregate principal amount of outstanding senior notes, and a commercial paper program that may provide borrowing availability in the form of commercial paper notes (“CP Notes”) of up to $2.0 billion. At July 29, 2022, we had total consolidated outstanding long-term obligations, including current portion, of $5.2 billion. All of our material borrowing arrangements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described below.

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

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The credit agreement governing the Revolving Facility includes customary LIBOR replacement provisions. The applicable interest rate margin for borrowings as of July 29, 2022 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of July 29, 2022, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of July 29, 2022, we were in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of July 29, 2022, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $1.3 million, and borrowing availability of approximately $2.0 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $0.7 billion at July 29, 2022. In addition, as of July 29, 2022 we had outstanding letters of credit of $45.9 million which were issued pursuant to separate agreements.

Commercial Paper

We may issue the CP Notes from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of July 29, 2022, our condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $1.1 billion, which had a weighted average borrowing rate of 2.23%. CP Notes totaling $192.0 million were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet at July 29, 2022. We expect that short-term interest rates will continue to increase during the remainder of 2022 and, as a result of anticipated higher borrowings, including our increased use of CP Notes and higher short-term interest rates, that interest expense for 2022 will notably increase as compared to 2021.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 56% of our total assets exclusive of operating lease assets, goodwill and other intangible assets as of July 29, 2022. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

From time to time, we are involved in various legal matters as discussed in Note 7 to the unaudited condensed consolidated financial statements, some of which could potentially result in material cash payments. Adverse developments in these matters could materially and adversely affect our liquidity.

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

Unless otherwise noted, all references to the 2022 and 2021 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 26-week periods ended July 29, 2022 and July 30, 2021, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $948.0 million in the 2022 period, which represents a $369.5 million decrease compared to the 2021 period. Changes in merchandise inventories, resulted in a $1.5 billion decrease in the 2022 period as compared to a decrease of $80.0 million in the 2021 period, representing a significant contributor to the reduction in cash flows from operating activities as further discussed below. Changes in accounts payable resulted in a $622.3 million increase in the 2022 period compared to a $245.4 million decrease in the 2021 period, due primarily to the timing of inventory purchases, receipts and payments. Changes in accrued expenses and other liabilities resulted in a $22.4 million increase in the 2022 period compared to a $25.5 million decrease in the 2021 period. Net income decreased $84.1 million in the 2022 period compared to the 2021 period.

Changes in income taxes in the 2022 period compared to the 2021 period are primarily due to lower accruals for income taxes due to lower pre-tax earnings and the timing of payments for income taxes.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Total merchandise inventories increased by 24% in the 2022 period and increased by 1% in the 2021 period, with changes in our four inventory categories as follows: consumables increased by 16% compared to a 1% increase; seasonal increased 37% compared to a 1% decrease; home products increased by 51% compared to a 14% increase; and apparel was unchanged compared to a 15% decrease.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2022 period included the following approximate amounts: $255 million for improvements, upgrades, remodels and relocations of existing stores; $210 million related to store facilities, primarily for leasehold improvements, fixtures and equipment in new stores; $157 million for distribution and transportation-related capital expenditures; and $22 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2022 period, we opened 466 new stores and remodeled or relocated 1,127 stores.

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

Cash flows from financing activities. Net commercial paper borrowings increased by $1.0 billion in the 2022 period and increased by $18.4 million in the 2021 period. Also during the 2022 and 2021 periods, we repurchased 4.9 million and 8.3 million shares of our common stock at a total cost of $1.1 billion and $1.7 billion, respectively, and paid cash dividends of $249.5 million and $198.1 million, respectively.

Share Repurchase Program

As of July 29, 2022 our common stock repurchase program had a total remaining authorization of approximately $1.03 billion. Effective August 24, 2022, our Board of Directors authorized a $2.0 billion increase to such program which resulted in a total remaining authorization of approximately $3.03 billion under the program at such date. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements and other factors. The repurchase program has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended July 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information regarding purchases of our common stock made during the quarter ended July 29, 2022 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(a)	or Programs(a)
04/30/22-05/31/22	89,014	$224.68	89,014	$1,362,872,000
06/01/22-06/30/22	1,137,221	$230.96	1,137,221	$1,100,218,000
07/01/22-07/29/22	267,700	$246.43	267,700	$1,034,250,000
Total	1,493,935	$233.36	1,493,935	$1,034,250,000
(a)	On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on August 24, 2022 to increase the repurchase authorization by $2.0 billion, bringing the cumulative total value of authorized share repurchases under the program since its inception to $16.0 billion. Under the authorization, repurchases may be made from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. This repurchase authorization has no expiration date.

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act, throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “can,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “project,” “predict,” “plan,” “estimate,” “outlook,” “future,” “aim,” “goal,” “seek,” “strive,” “intend,” “improve,” “position,” “opportunities,” “ongoing,” “likely,” “scheduled,” “potential,” “subject to,” “focused on,” “long-term,” “uncertain,” or “continue,” and similar expressions that concern our strategies, plans, initiatives, intentions, outlook or beliefs about future occurrences or results. For example, forward-looking statements include all statements relating to, among others, our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our expectations regarding economic and competitive market conditions and customer behavior; our plans and objectives for, and expectations regarding, future operations, growth and initiatives, including but not limited to the number of planned store openings, remodels and relocations, store formats or concepts, progress of our strategic (including our non-consumables and digital initiatives, DG Fresh, Fast Track, and pOpshelf), merchandising, margin enhancing, and distribution/transportation efficiency (including self-distribution and our private fleet) initiatives, in-stock position, and international expansion plans; trends in sales of consumable and non-consumable products, customer traffic and average transaction amount; level of future costs and expenses; expectations regarding inflationary and labor pressures, fuel prices, other supply chain challenges, and commodity and product costs; potential future stock repurchases and cash dividends; anticipated borrowing under the Revolving Facility and our commercial paper program; impact of interest rates on our interest expense; potential impact of the COVID-19 pandemic; potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including the potential increase of federal, state and/or local minimum wage rates/salary levels, as well as changes to SNAP benefits and unemployment benefits; or expected outcome or effect of pending or threatened legal disputes, litigation or audits.

Forward-looking statements are subject to risks, uncertainties and other factors that may change at any time and may cause our actual results to differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts as of the date of this document, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors on future results, and we cannot anticipate all factors that could affect future results that may be important to you. Important factors that could cause actual results to differ materially from the expectations expressed in or implied by our forward-looking statements include, but are not limited to:

●	risks related to the COVID-19 pandemic and associated governmental responses, including but not limited to, the effects on our supply chain, distribution network and capacity, store and distribution center growth, store and distribution center closures, transportation and distribution costs, SG&A expenses, share repurchase activity, and cybersecurity risk profile, as well as the effects on domestic and foreign economies, the global supply chain, labor availability and customers’ spending patterns;

●	economic factors, including but not limited to employment levels; inflation; pandemics; higher fuel, energy, healthcare and housing costs, interest rates, consumer debt levels, and tax rates; tax law changes that negatively affect credits and refunds; lack of available credit; decreases in, or elimination of, government stimulus programs or subsidies such as unemployment and food/nutrition assistance programs; commodity rates; transportation, lease and insurance costs; wage rates (including the heightened possibility of increased federal, state and/or local minimum wage rates); foreign exchange rate fluctuations; measures or events that create barriers to or increase the costs of international trade (including increased import duties or tariffs); and changes in laws and regulations and their effect on, as applicable, customer spending and disposable income, our ability to execute our strategies and initiatives, our cost of goods sold, our SG&A expenses (including real estate costs), and our sales and profitability;

●	failure to achieve or sustain our strategies and initiatives, including those relating to merchandising, real estate and new store development, international expansion, store formats and concepts, digital, marketing, health services, shrink, sourcing, private brand, inventory management, supply chain, store operations, expense reduction, technology, pOpshelf, DG Fresh, Fast Track and DG Media Network;

●	competitive pressures and changes in the competitive environment and the geographic and product markets where we operate, including, but not limited to, pricing, promotional activity, expanded availability of mobile, web-based and other digital technologies, and alliances or other business combinations;

●	failure to timely and cost-effectively execute our real estate projects or to anticipate or successfully address the challenges imposed by our expansion, including into new countries or domestic markets, states, or urban or suburban areas;

●	levels of inventory shrinkage;

●	failure to successfully manage inventory balances, issues related to supply chain disruptions, seasonal buying pattern disruptions, and distribution network capacity;

●	failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws, or our or one of our vendors falling victim to a cyberattack (which risk is heightened as a result of the current conflict between Russia and Ukraine) that prevents us from operating all or a portion of our business;

●	damage or interruption to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing or implementing new technology;

●	a significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory, or delays in constructing, opening or staffing new distribution centers;

●	risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade (for example, disruptive political events such as the current conflict between Russia and Ukraine);

●	natural disasters, unusual weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises, political or civil unrest, acts of war, violence or terrorism, and disruptive global political events (for example, the current conflict between Russia and Ukraine);

●	product liability, product recall or other product safety or labeling claims;

●	incurrence of material uninsured losses, excessive insurance costs or accident costs;

●	failure to attract, develop and retain qualified employees while controlling labor costs (including the heightened possibility of increased federal, state and/or local minimum wage rates/salary levels) and other labor issues;

●	loss of key personnel or inability to hire additional qualified personnel;

●	risks associated with our private brands, including, but not limited to, our level of success in improving their gross profit rate;

●	seasonality of our business;

●	failure to protect our reputation;

●	the impact of changes in or noncompliance with governmental regulations and requirements, including, but not limited to, those dealing with the sale of products, including without limitation, product and food safety, marketing or labeling; information security and privacy; labor and employment; employee wages and benefits (including the heightened possibility of increased federal, state and/or local minimum wage rates/salary levels); health and safety; imports and customs; bribery; climate change; and environmental compliance, as well as tax laws (including those related to the federal, state or foreign corporate tax rate), the interpretation of existing tax laws, or our failure to sustain our reporting positions negatively affecting our tax rate, and developments in or outcomes of actual or threatened private actions, class actions, multi-district litigation, arbitrations, derivative actions, administrative proceedings, regulatory actions or other litigation or of inquiries from federal, state and local agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress, and other local, state, federal and international governmental authorities;

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

10.1	Form of Stock Option Award Agreement between Dollar General Corporation and Jeffery C. Owen for November 1, 2022 award
10.2

Form of Restricted Stock Unit Award Agreement (approved August 23, 2022) for awards beginning August 2023 to new non-employee directors of Dollar General Corporation other than annual awards pursuant to the Dollar General Corporation 2021 Stock Incentive Plan

10.3

Employment Agreement between Dollar General Corporation and Jeffery C. Owen effective November 1, 2022 (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2022, filed with the SEC on July 12, 2022 (file no. 001-11421))

10.4

Form of Restricted Stock Unit Award Agreement (approved May 24, 2022) for awards beginning May 2022 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2022, filed with the SEC on May 26, 2022 (file no. 001-11421))

10.5

Form of Stock Option Award Agreement (approved May 24, 2022) for awards beginning May 2022 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2022, filed with the SEC on May 26, 2022 (file no. 001-11421))

15	Letter re unaudited interim financial information
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350
101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2022 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	August 25, 2022	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer