Form 10-Q
period 2022-10-28
DOLLAR GENERAL CORP
filed 2022-12-01
CIK 29534

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2022

or

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

The Registrant had 223,574,799 shares of common stock outstanding on November 25, 2022.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 28,	January 28,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$362,731	$344,829
Merchandise inventories	7,144,722	5,614,325
Income taxes receivable	188,082	97,394
Prepaid expenses and other current assets	321,481	247,295
Total current assets	8,017,016	6,303,843
Net property and equipment	4,927,450	4,346,127
Operating lease assets	10,469,374	10,092,930
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,700	1,199,750
Other assets, net	55,029	46,132
Total assets	$29,007,158	$26,327,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	1,257,060	1,183,559
Accounts payable	4,127,076	3,738,604
Accrued expenses and other	1,110,505	1,049,139
Income taxes payable	8,006	8,055
Total current liabilities	6,502,647	5,979,357
Long-term obligations	5,985,728	4,172,068
Long-term operating lease liabilities	9,195,042	8,890,709
Deferred income taxes	992,479	825,254
Other liabilities	237,456	197,997
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	195,629	201,265
Additional paid-in capital	3,676,077	3,587,914
Retained earnings	2,222,823	2,473,999
Accumulated other comprehensive loss	(723)	(1,192)
Total shareholders’ equity	6,093,806	6,261,986
Total liabilities and shareholders' equity	$29,007,158	$26,327,371

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	October 28,	October 29,	October 28,	October 29,
	2022	2021	2022	2021
Net sales	$9,464,891	$8,517,839	$27,641,956	$25,569,001
Cost of goods sold	6,579,696	5,898,400	18,970,175	17,456,235
Gross profit	2,885,195	2,619,439	8,671,781	8,112,766
Selling, general and administrative expenses	2,149,650	1,953,851	6,276,653	5,688,760
Operating profit	735,545	665,588	2,395,128	2,424,006
Interest expense	53,681	39,198	136,455	119,020
Other (income) expense	415	—	415	—
Income before income taxes	681,449	626,390	2,258,258	2,304,986
Income tax expense	155,282	139,359	501,404	503,187
Net income	$526,167	$487,031	$1,756,854	$1,801,799
Earnings per share:
Basic	$2.34	$2.09	$7.76	$7.66
Diluted	$2.33	$2.08	$7.72	$7.61
Weighted average shares outstanding:
Basic	224,527	232,491	226,434	235,321
Diluted	225,697	234,026	227,587	236,911

Dividends per share	$0.55	$0.42	$1.65	$1.26

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 39 weeks ended
	October 28,	October 29,	October 28,	October 29,
	2022	2021	2022	2021
Net income	$526,167	$487,031	$1,756,854	$1,801,799
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $87, $87, $260, and $260, respectively	243	243	469	728
Comprehensive income	$526,410	$487,274	$1,757,323	$1,802,527

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balances, July 29, 2022	225,567	$197,372	$3,627,987	$2,364,098	$(966)	$6,188,491
Net income	—	—	—	526,167	—	526,167
Dividends paid, $0.55 per common share	—	—	—	(122,960)	—	(122,960)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	243	243
Share-based compensation expense	—	—	15,469	—	—	15,469
Repurchases of common stock	(2,256)	(1,973)	—	(544,482)	—	(546,455)
Other equity and related transactions	264	230	32,621	—	—	32,851
Balances, October 28, 2022	223,575	$195,629	$3,676,077	$2,222,823	$(723)	$6,093,806

Balances, July 30, 2021	233,305	$204,142	$3,504,850	$2,429,821	$(1,678)	$6,137,135
Net income	—	—	—	487,031	—	487,031
Dividends paid, $0.42 per common share	—	—	—	(97,313)	—	(97,313)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	243	243
Share-based compensation expense	—	—	19,615	—	—	19,615
Repurchases of common stock	(1,633)	(1,428)	—	(358,331)	—	(359,759)
Other equity and related transactions	34	29	2,820	—	—	2,849
Balances, October 29, 2021	231,706	$202,743	$3,527,285	$2,461,208	$(1,435)	$6,189,801

Balances, January 28, 2022	230,016	$201,265	$3,587,914	$2,473,999	$(1,192)	$6,261,986
Net income	—	—	—	1,756,854	—	1,756,854
Dividends paid, $1.65 per common share	—	—	—	(372,428)	—	(372,428)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	469	469
Share-based compensation expense	—	—	57,562	—	—	57,562
Repurchases of common stock	(7,142)	(6,249)	—	(1,635,602)	—	(1,641,851)
Other equity and related transactions	701	613	30,601	—	—	31,214
Balances, October 28, 2022	223,575	$195,629	$3,676,077	$2,222,823	$(723)	$6,093,806

Balances, January 29, 2021	240,785	$210,687	$3,446,612	$3,006,102	$(2,163)	$6,661,238
Net income	—	—	—	1,801,799	—	1,801,799
Dividends paid, $1.26 per common share	—	—	—	(295,449)	—	(295,449)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	728	728
Share-based compensation expense	—	—	59,518	—	—	59,518
Repurchases of common stock	(9,901)	(8,663)	—	(2,051,244)	—	(2,059,907)
Other equity and related transactions	822	719	21,155	—	—	21,874
Balances, October 29, 2021	231,706	$202,743	$3,527,285	$2,461,208	$(1,435)	$6,189,801

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	October 28,	October 29,
	2022	2021
Cash flows from operating activities:
Net income	$1,756,854	$1,801,799
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	532,514	474,945
Deferred income taxes	166,965	70,422
Noncash share-based compensation	57,562	59,518
Other noncash (gains) and losses	365,500	114,922
Change in operating assets and liabilities:
Merchandise inventories	(1,885,434)	(160,097)
Prepaid expenses and other current assets	(81,836)	(70,038)
Accounts payable	377,478	(61,756)
Accrued expenses and other liabilities	54,134	36,910
Income taxes	(90,737)	(34,284)
Other	(4,813)	(5,625)
Net cash provided by (used in) operating activities	1,248,187	2,226,716

Cash flows from investing activities:
Purchases of property and equipment	(1,078,208)	(779,406)
Proceeds from sales of property and equipment	2,388	3,968
Net cash provided by (used in) investing activities	(1,075,820)	(775,438)

Cash flows from financing activities:
Issuance of long-term obligations	2,296,053	—
Repayments of long-term obligations	(907,731)	(5,712)
Net increase (decrease) in commercial paper outstanding	456,800	—
Costs associated with issuance of debt	(16,521)	—
Repurchases of common stock	(1,641,851)	(2,059,907)
Payments of cash dividends	(372,423)	(295,420)
Other equity and related transactions	31,208	21,846
Net cash provided by (used in) financing activities	(154,465)	(2,339,193)
Net increase (decrease) in cash and cash equivalents	17,902	(887,915)
Cash and cash equivalents, beginning of period	344,829	1,376,577
Cash and cash equivalents, end of period	$362,731	$488,662

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$1,314,045	$1,373,392
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$152,579	$98,421

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of October 28, 2022 and results of operations for the 13-week and 39-week accounting periods ended October 28, 2022 and October 29, 2021 have been made.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year. In addition, the effect of the COVID-19 pandemic and the governmental response thereto on consumer behavior beginning in the first quarter of 2020 resulted in a departure from seasonal norms experienced in recent years and may continue to disrupt the historical quarterly cadence of the Company’s results of operations for an unknown period of time.

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $147.8 million and $60.5 million in the respective 13-week periods, and $353.6 million and $108.7 million in the respective 39-week periods, ended October 28, 2022 and October 29, 2021. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

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

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended October 28, 2022			13 Weeks Ended October 29, 2021
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$526,167	224,527	$2.34	$487,031	232,491	$2.09
Effect of dilutive share-based awards		1,170			1,535
Diluted earnings per share	$526,167	225,697	$2.33	$487,031	234,026	$2.08

	39 Weeks Ended October 28, 2022			39 Weeks Ended October 29, 2021
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$1,756,854	226,434	$7.76	$1,801,799	235,321	$7.66
Effect of dilutive share-based awards		1,153			1,590
Diluted earnings per share	$1,756,854	227,587	$7.72	$1,801,799	236,911	$7.61

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were approximately 0.1 million in each of the respective 13-week periods and 39-week periods, ended October 28, 2022 and October 29, 2021.

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

The Company’s 2018 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2019 through 2021 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, with few exceptions, the Company’s 2018 and later tax years remain open for examination by the various state taxing authorities.

As of October 28, 2022, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $9.7 million, $0.4 million and $0.0 million, respectively, for a total of $10.1 million. This total amount is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $1.7 million in the coming twelve months as a result of expiring statutes of limitations. As of October 28, 2022, approximately $8.8 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 39-week periods ended October 28, 2022 were 22.8% and 22.2% respectively, compared to rates of 22.2% and 21.8% for the 13-week and 39-week periods ended October 29,

2021. The income tax rate for the 13-week period in 2022 was higher than the comparable 13-week period in 2021 primarily due to reduced tax benefits from federal tax credits. The income tax rate for the 39-week period in 2022 was higher than the comparable 39-week period in 2021 primarily due to a reduced tax benefit from stock-based compensation.

4.Leases

As of October 28, 2022, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the condensed consolidated balance sheets. At October 28, 2022, the weighted-average remaining lease term for the Company’s operating leases was 9.6 years, and the weighted average discount rate for such leases was 3.9%. Operating lease costs are reflected as selling, general and administrative costs in the condensed consolidated statements of income. For the 39-week periods ended October 28, 2022 and October 29, 2021, such costs were $1.19 billion and $1.11 billion, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $1.20 billion and $1.11 billion, respectively, were reflected in cash flows from operating activities in the condensed consolidated statements of cash flows for the 39-week periods ended October 28, 2022 and October 29, 2021.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	October 28,	January 28,
(In thousands)	2022	2022
Revolving Facility	$—	$—
3.250% Senior Notes due April 15, 2023 (net of discount of $0 and $319)	—	899,681
4.250% Senior Notes due September 20, 2024 (net of discount of $644 and $0)	749,356	—
4.150% Senior Notes due November 1, 2025 (net of discount of $270 and $332)	499,730	499,668
3.875% Senior Notes due April 15, 2027 (net of discount of $218 and $251)	599,782	599,749
4.625% Senior Notes due November 1, 2027 (net of discount of $518 and $0)	549,482	—
4.125% Senior Notes due May 1, 2028 (net of discount of $300 and $336)	499,700	499,664
3.500% Senior Notes due April 3, 2030 (net of discount of $519 and $564)	941,565	988,990
5.000% Senior Notes due November 1, 2032 (net of discount of $2,392 and $0)	697,608	—
4.125% Senior Notes due April 3, 2050 (net of discount of $4,789 and $4,857)	495,211	495,143
5.500% Senior Notes due November 1, 2052 (net of discount of $293 and $0)	299,707	—
Unsecured commercial paper notes	511,100	54,300
Other	179,964	159,525
Debt issuance costs, net	(37,477)	(24,652)
Long-term obligations	$5,985,728	$4,172,068

The Company’s credit agreement provides for a $2.0 billion senior unsecured revolving credit facility (the “Revolving Facility”) of which up to $100.0 million is available for letters of credit and is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The credit agreement governing the Revolving Facility includes customary LIBOR replacement provisions. The applicable interest rate margin for borrowings as of October 28, 2022 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of October 28, 2022, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of October 28, 2022, the Company was in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of October 28, 2022, the Company had no outstanding borrowings, $0.3 million of outstanding letters of credit, and approximately $2.0 billion of borrowing availability under the Revolving Facility that, due to the Company’s intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.3 billion. In addition, as of October 28, 2022, the Company had outstanding letters of credit of $43.2 million which were issued pursuant to separate agreements.

As of October 28, 2022, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of October 28, 2022, the Company’s condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $0.5 billion, which had a weighted average borrowing rate of 3.6%. CP Notes totaling $194.0 million and $181.0 million at July 29, 2022 and January 28, 2022, respectively, were held by a wholly-owned subsidiary of the Company and are therefore not reflected in the condensed consolidated balance sheets.

On September 20, 2022, the Company issued $750.0 million aggregate principal amount of 4.25% senior notes due 2024 (the “2024 Senior Notes”), net of discount of $0.7 million, $550.0 million aggregate principal amount of 4.625% senior notes due 2027 (the “November 2027 Senior Notes”), net of discount of $0.5 million, $700.0 million aggregate principal amount of 5.0% senior notes due 2032 (the “2032 Senior Notes”), net of discount of $2.4 million, and $300.0 million aggregate principal amount of 5.50% senior notes due 2052 (the “2052 Senior Notes”), net of discount of $0.3 million. The 2024 Senior Notes are scheduled to mature on September 20, 2024, the November 2027 Senior Notes are scheduled to mature on November 1, 2027, the 2032 Senior Notes are scheduled to mature on November 1, 2032 and the 2052 Senior Notes are scheduled to mature on November 1, 2052. Interest on the 2024 Senior Notes is payable in cash on March 20 and September 20 of each year, commencing on March 20, 2023. Interest on the November 2027 Senior Notes, the 2032 Senior Notes and the 2052 Senior Notes is payable in cash on May 1 and November 1 of each year, commencing on May 1, 2023. The Company incurred $16.5 million of debt issuance costs associated with the issuance of the 2024 Senior Notes, November 2027 Senior Notes, 2032 Senior Notes and 2052 Senior Notes.

Effective October 6, 2022, the Company redeemed $900.0 million aggregate principal amount of outstanding 3.25% senior notes due 2023 (the “2023 Senior Notes”), and incurred a loss of $0.4 million associated with the redemption. The Company funded the redemption price for the 2023 Senior Notes with proceeds from the issuance of the Senior Notes issued on September 20, 2022 as discussed above.

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of October 28, 2022.

The following table presents the Company’s liabilities required to be measured at fair value as of October 28, 2022, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	October 28,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2022
Liabilities:
Long-term obligations (a)	$4,984,181	$691,064	$—	$5,675,245
Deferred compensation (b)	42,887	—	—	42,887
(a)	Included in the condensed consolidated balance sheet at book value as long-term obligations of $5,985,728.
(b)	Reflected at fair value in the condensed consolidated balance sheet as accrued expenses and other current liabilities of $3,553 and noncurrent Other liabilities of $39,334.

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

The Company manages its business on the basis of one reportable operating segment. As of October 28, 2022, all of the Company’s retail store operations were located within the United States. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(in thousands)	2022	2021	2022	2021
Classes of similar products:
Consumables	$7,664,806	$6,704,750	$22,101,146	$19,695,835
Seasonal	942,831	913,872	2,991,113	3,054,565
Home products	574,425	551,109	1,674,013	1,683,614
Apparel	282,829	348,108	875,684	1,134,987
Net sales	$9,464,891	$8,517,839	$27,641,956	$25,569,001

9.	Common stock transactions

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

Pursuant to its common stock repurchase program, during the 39-week periods ended October 28, 2022 and October 29, 2021, the Company repurchased in the open market approximately 7.1 million shares of its common stock at a total cost of $1.6 billion and approximately 9.9 million shares of its common stock at a total cost of $2.1 billion, respectively.

The Company paid a cash dividend of $0.55 per share during each of the first three quarters of 2022. In November 2022, the Board declared a quarterly cash dividend of $0.55 per share, which is payable on or before January 17, 2023 to shareholders of record on January 3, 2023. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of October 28, 2022, the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the thirteen and thirty-nine week periods ended October 28, 2022 and October 29, 2021, the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 28, 2022 and October 29, 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
December 1, 2022

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 18,818 stores located in 47 states as of October 28, 2022, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, wage growth, changes in U.S. and global trade policy, and changes to certain government assistance programs (including cost of living adjustments), such as the Supplemental Nutrition Assistance Program (“SNAP”), unemployment benefits, and economic stimulus payments. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, energy and fuel prices, as well as cost inflation in frequently purchased household products (including food), such as that which we have continued to experience as further discussed below. Finally, significant unseasonable or unusual weather patterns can impact customer shopping behaviors.

We remain committed to our long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus. These priorities include: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our diverse teams through development, empowerment and inclusion.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount. As we work to provide everyday low prices and meet our customers’ affordability needs, we remain focused on enhancing our margins through pricing and markdown optimization, effective category management, inventory shrink and damage reduction initiatives, private brands penetration, distribution and transportation efficiencies, and global sourcing. Several of our strategic and other sales-driving initiatives are also designed to capture growth opportunities and are discussed in more detail below.

Historically, sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. Prior to 2020, our sales mix had continued to shift toward consumables, and, within consumables, toward lower margin departments such as perishables. This trend did not occur in 2020 or the first quarter of 2021, as we saw a significant increase in demand in many non-consumable products, including home, seasonal and apparel, resulting in an overall significant mix shift into non-consumable categories during those periods. Beginning in the second quarter of 2021 and continuing thereafter, we began to see reversion toward the historical mix trends. We continue to expect sales mix challenges to persist as the mix trend reversion toward consumables returned to pre-pandemic levels in the fourth quarter of 2021 and has exceeded pre-pandemic levels since the first quarter of 2022. Several of our initiatives, including certain of those discussed below, are intended to address these mix challenges; however, there can be no assurances that these efforts will be successful.

In the first three quarters of 2022, we saw continued growth in average transaction amount, which was driven primarily by inflation, and we believe, to a lesser degree, our merchandising efforts. In the second and third quarters of 2022, we experienced a slight to modest increase in customer traffic. In addition, although we believe our sales growth in the first half of 2022 was negatively impacted by the global and domestic supply chain challenges and disruptions discussed further below, primarily in the form of lower merchandise in-stock levels in our stores, we have seen some improvement in our in-stock levels and in the global supply chain environment. However, we are experiencing what we believe to be temporary warehouse capacity constraints and inefficiencies within our internal supply chain, including unanticipated temporary delays in opening or securing additional storage facilities, all of which is discussed further below.

We continue to implement and invest in certain strategic initiatives that we believe will help drive profitable sales growth with both new and existing customers and capture long-term growth opportunities. Such opportunities include providing our customers with additional shopping access points and even greater convenience by leveraging and developing digital tools and technology, such as our Dollar General app, which contains a variety of tools to enhance the in-store shopping experience. Additionally, we launched a partnership with a third-party delivery service during 2021, which is now available in the majority of our stores, and we continue to grow our DG Media Network, which is our platform for connecting brand partners with our customers to drive even greater value for each.

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

Additionally, we are continuing to grow the footprint of pOpshelf, a unique retail concept that incorporates certain of the lessons learned from the non-consumables initiative in a differentiated format that is focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. At the end of the third quarter of 2022, we operated 103 standalone pOpshelf locations and 40 pOpshelf store-within-a-store concepts within existing Dollar General Market stores. Our goal is to operate approximately 150 pOpshelf locations by the end of 2022. We believe this concept represents a significant growth opportunity and are targeting approximately 1,000 pOpshelf stores by the end of 2025.

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

To support our other operating priorities, we remain focused on capturing growth opportunities. In the first three quarters of 2022, we opened 734 new stores, remodeled 1,550 stores, and relocated 107 stores. We now plan to open approximately 1,025 new stores (including planned pOpshelf stores and our first store in Mexico), remodel approximately 1,795 stores, and relocate approximately 125 stores, for a total of 2,945 real estate projects in 2022. We expect our first store in Mexico to open in the fourth quarter of 2022. In 2023, we plan to open approximately 1,050 new stores in the United States (including any pOpshelf stores), remodel approximately 2,000 stores, and relocate approximately 120 stores, for a total of 3,170 real estate projects. We expect to operate up to 35 stores in Mexico by the end of 2023, and all store openings in Mexico in 2023 would be incremental to our planned 1,050 new store openings.

We continue to innovate within our channel and utilize the most productive of our various Dollar General store formats based on the specific market opportunity. We expect store format innovation to allow us to capture additional growth opportunities within our existing markets. We are now using two larger format stores (approximately 8,500 square feet and 9,500 square feet, respectively), and expect the 8,500 square foot format, along with our existing Dollar General Plus format of a similar size, to continue as our base prototypes for the majority of new stores, replacing our traditional 7,300 square foot format and higher-cooler count Dollar General Traditional Plus format. The larger formats allow for expanded high-capacity-cooler counts; an extended queue line; and a broader product assortment, including the non-consumable initiative, a larger health and beauty section, and produce in select stores. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base. These lessons contribute to innovation in developing new formats, with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

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

To further optimize our cost structure and facilitate greater operational control within our supply chain, we plan to double the size of our private tractor fleet in 2022. We had more than 1,300 tractors in our fleet at the end of the third quarter of 2022, and our goal is to have more than 1,400 tractors in the fleet by the end of 2022.

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces, including labor availability, increases in minimum wage rates and increases in property rents. Further federal, state and/or local minimum wage increases could have a material negative impact on our operating expenses, although the magnitude and timing of such impact is uncertain. In addition, we have experienced challenges such as increased costs and disruptions in our business as a result of various global events, including the COVID-19 pandemic and its associated impacts. Such challenges include incremental transportation, distribution, and payroll costs, as well as supply chain disruptions. While we have begun to see some improvement in the overall global supply chain environment, we have experienced some unanticipated delays in acquiring additional temporary warehouse space sufficient for our inventory needs, which has caused delays and inefficiencies within our internal supply chain. These challenges have resulted in materially higher than anticipated supply chain costs, including detention fees incurred for delays in returning shipping containers and higher temporary storage and transportation costs and labor. While we anticipate these pressures will result in a continued headwind through at least the remainder of the year, we have made progress in acquiring additional warehouse capacity, and expect to add a significant amount of additional warehouse capacity through the remainder of 2022 and in 2023. We believe these additional facilities will drive greater efficiencies throughout our supply chain.

In addition, while we believe the effect of inflation is beginning to moderate, we expect continued inflationary pressures in the near term due to higher input costs and that higher energy and fuel prices will continue to affect us as well as our vendors and customers, resulting in higher commodity, transportation and other costs, including product costs, all of which may result in continued pressure to our operating results. To the extent that these inflationary pressures result in a recessionary environment, we may experience adverse effects on our business, results of operations and cash flows. While we expect some challenges to persist, certain of our initiatives and plans are intended to help offset these challenges; however, they are somewhat dependent on the scale and timing of the increased costs, among other factors. There can be no assurance that our mitigation efforts will be successful. Moreover, recent increases in market interest rates have had a negative impact on our interest expense, both with respect to issuances of commercial paper notes and other indebtedness.

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

To further enhance shareholder returns, we repurchased shares of our common stock and paid quarterly cash dividends in the first three quarters of 2022. We expect to continue our share repurchase activity and to pay quarterly cash dividends for the foreseeable future, subject to Board discretion and approval.

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

Highlights of our 2022 third quarter results of operations, compared to the 2021 third quarter, and our financial condition at October 28, 2022, are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales increased 11.1% to $9.47 billion driven by sales in same-stores which increased 6.8% and new stores. Average sales per square foot for all stores over the 52-week period ended October 28, 2022 was $266.

●	Gross profit, as a percentage of net sales, was 30.5% in the 2022 period and 30.8% in the 2021 period, a decrease of 27 basis points, primarily reflecting a higher LIFO provision.

●	SG&A expense, as a percentage of net sales, was 22.7% in the 2022 period compared to 22.9% in the 2021 period, a decrease of 23 basis points, primarily due to lower retail labor and incentive compensation as a percentage of net sales.

●	Operating profit increased 10.5% to $735.5 million in the 2022 period compared to $665.6 million in the 2021 period.

●	Interest expense increased by $14.5 million in the 2022 period driven by higher average borrowings and higher interest rates.

●	The effective income tax rate for the 2022 period was 22.8% compared to a rate of 22.2% for the 2021 period, primarily due to a reduced tax benefit from federal tax credits.

●	Net income was $526.2 million, or $2.33 per diluted share, in the 2022 period compared to net income of $487.0 million, or $2.08 per diluted share, in the 2021 period.

Highlights of the year-to-date period of 2022 include:

●	Cash generated from operating activities was $1.25 billion for the 2022 period, a decrease of $978.5 million, or 43.9%, from the comparable 2021 period due primarily to increased inventory purchases.

●	Total cash dividends of $372.4 million, or $1.65 per share, were paid during the 2022 period, compared to $295.4 million, or $1.26 per share, in the comparable 2021 period.

●	Inventory turnover was 4.0 times on a rolling four-quarter basis. On a per store basis, inventories at October 28, 2022 increased by 28.4% compared to the balances at October 29, 2021.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year period as compared with the prior year period as well as our financial condition at October 28, 2022.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2022 and 2021, which represent the 53-week fiscal year ending February 3, 2023 and the 52-week fiscal year ended January 28, 2022, respectively. References to the third quarter accounting periods for 2022 and 2021 contained herein refer to the 13-week accounting periods ended October 28, 2022 and October 29, 2021, respectively.

Seasonality. The nature of our business is somewhat seasonal. Primarily because of sales of Christmas-related merchandise, operating profit in our fourth quarter (November, December and January) has historically been higher than operating profit in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods. In recent years, consumer behavior driven by the COVID-19 pandemic and the U.S. government’s response thereto, including economic stimulus legislation, has resulted in a departure from our historical seasonal sales norms.

The following table contains results of operations data for the third 13-week periods and the 39-week periods of 2022 and 2021, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2022 vs. 2021		39 Weeks Ended		2022 vs. 2021
(amounts in millions, except	October 28,	October 29,	Amount	%	October 28,	October 29,	Amount	%
per share amounts)	2022	2021	Change	Change	2022	2021	Change	Change
Net sales by category:
Consumables	$7,664.8	$6,704.8	$960.1	14.3%	$22,101.1	$19,695.8	$2,405.3	12.2%
% of net sales	80.98%	78.71%			79.96%	77.03%
Seasonal	942.8	913.9	29.0	3.2	2,991.1	3,054.6	(63.5)	(2.1)
% of net sales	9.96%	10.73%			10.82%	11.95%
Home products	574.4	551.1	23.3	4.2	1,674.0	1,683.6	(9.6)	(0.6)
% of net sales	6.07%	6.47%			6.06%	6.58%
Apparel	282.8	348.1	(65.3)	(18.8)	875.7	1,135.0	(259.3)	(22.8)
% of net sales	2.99%	4.09%			3.17%	4.44%
Net sales	$9,464.9	$8,517.8	$947.1	11.1%	$27,642.0	$25,569.0	$2,073.0	8.1%
Cost of goods sold	6,579.7	5,898.4	681.3	11.6	18,970.2	17,456.2	1,513.9	8.7
% of net sales	69.52%	69.25%			68.63%	68.27%
Gross profit	2,885.2	2,619.4	265.8	10.1	8,671.8	8,112.8	559.0	6.9
% of net sales	30.48%	30.75%			31.37%	31.73%
Selling, general and administrative expenses	2,149.7	1,953.9	195.8	10.0	6,276.7	5,688.8	587.9	10.3
% of net sales	22.71%	22.94%			22.71%	22.25%
Operating profit	735.5	665.6	70.0	10.5	2,395.1	2,424.0	(28.9)	(1.2)
% of net sales	7.77%	7.81%			8.66%	9.48%
Interest expense	53.7	39.2	14.5	36.9	136.5	119.0	17.4	14.6
% of net sales	0.57%	0.46%			0.49%	0.47%
Other (income) expense	0.4	—	0.4	—	0.4	—	0.4	—
% of net sales	0.00%	0.00%			0.00%	0.00%
Income before income taxes	681.4	626.4	55.1	8.8	2,258.3	2,305.0	(46.7)	(2.0)
% of net sales	7.20%	7.35%			8.17%	9.01%
Income tax expense	155.3	139.4	15.9	11.4	501.4	503.2	(1.8)	(0.4)
% of net sales	1.64%	1.64%			1.81%	1.97%
Net income	$526.2	$487.0	$39.1	8.0%	$1,756.9	$1,801.8	$(44.9)	(2.5)%
% of net sales	5.56%	5.72%			6.36%	7.05%
Diluted earnings per share	$2.33	$2.08	$0.25	12.0%	$7.72	$7.61	$0.11	1.4%

13 WEEKS ENDED OCTOBER 28, 2022 AND OCTOBER 29, 2021

Net Sales. The net sales increase in the 2022 period was due to same-store sales increase of 6.8% compared to the 2021 period and sales from new stores, partially offset by the impact of store closures. For the 2022 period, there were 17,652 same-stores which accounted for sales of $9.0 billion. The increase in same-store sales primarily reflects an increase in average transaction amount driven by higher average item retail prices as well as a slight increase in customer traffic, which was partially offset by a decline in items per transaction. Same-store sales increased in the consumables category, and declined in the apparel, seasonal and home products categories.

Gross Profit. For the 2022 period, gross profit increased by 10.1%, and as a percentage of net sales decreased by 27 basis points to 30.5%, compared to the 2021 period, driven primarily by an increased LIFO provision. Our consumables category generally has a lower gross profit rate than our other product categories and in the current period, consumables sales increased at a greater rate than non-consumables sales, which also contributed to the decrease in the gross profit rate, along with increased distribution costs, increased markdowns, higher shrink, and an increase in inventory damages. Partially offsetting the factors which reduced our overall gross profit rate were higher inventory markups.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 22.7% as a percentage of net sales in the 2022 period compared to 22.9% in the comparable 2021 period, a decrease of 23 basis points. The primary expenses that were a lower percentage of net sales in the current year period were retail labor, incentive compensation, hurricane-

related disaster expenses, and occupancy costs, which were partially offset by increases in utilities, repairs and maintenance, and travel and training costs.

Interest Expense. Interest expense increased by $14.5 million to $53.7 million in the 2022 period primarily due to higher outstanding borrowings and higher interest rates.

Income Taxes. The effective income tax rate for the 2022 period was 22.8% compared to a rate of 22.2% for the 2021 period which represents a net increase of 0.6 percentage points. The tax rate for the 2022 period was higher than the comparable 2021 period primarily due to a reduced tax benefit from federal tax credits in the 2022 period when compared to the 2021 period.

39 WEEKS ENDED OCTOBER 28, 2022 AND OCTOBER 29, 2021

Net Sales. The net sales increase in the 2022 period was due to sales from new stores, as well as a same-store sales increase of 3.8% compared to the 2021 period, partially offset by the impact of store closures. For the 2022 period, there were 17,652 same-stores which accounted for sales of $26.3 billion. The increase in same-store sales reflects an increase in average transaction amount driven by higher average item retail prices which was partially offset by a decline in items per transaction and a slight decline in customer traffic. Same-store sales increased in the consumables category, and declined in the apparel, seasonal and home products categories.

Gross Profit. For the 2022 period, gross profit increased by 6.9%, and as a percentage of net sales decreased by 36 basis points to 31.4%, compared to the 2021 period. An increased LIFO provision, consumables sales increasing at a greater rate than non-consumables sales in the current year period, increased markdowns, higher distribution and transportation costs, increased inventory damages and higher shrink each contributed to the decrease in the gross profit rate. These factors were partially offset by higher inventory markups.

Selling, General & Administrative Expenses. SG&A was 22.7% as a percentage of net sales in the 2022 period compared to 22.2% in the comparable 2021 period, an increase of 46 basis points. The primary expenses that were a higher percentage of net sales in the current year period were retail labor, utilities, and repairs and maintenance, partially offset by reductions in incentive compensation, and hurricane-related disaster expenses.

Interest Expense. Interest expense increased by $17.4 million to $136.5 million in the 2022 period primarily due to higher outstanding debt balances and higher interest rates.

Income Taxes. The effective income tax rate for the 2022 period was 22.2% compared to a rate of 21.8% for the 2021 period which represents a net increase of 0.4 percentage points. The tax rate for the 2022 period was higher than the comparable 2021 period primarily due to a reduced tax benefit from stock-based compensation in the 2022 period when compared to the 2021 period.

Liquidity and Capital Resources

At October 28, 2022, we had a $2.0 billion unsecured revolving credit agreement (the “Revolving Facility”), $5.4 billion aggregate principal amount of outstanding senior notes, and a commercial paper program that may provide borrowing availability in the form of commercial paper notes (“CP Notes”) of up to $2.0 billion. At October 28, 2022, we had total consolidated outstanding long-term obligations of $6.0 billion. All of our material borrowing arrangements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described below.

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

For the remainder of fiscal 2022, we anticipate potential combined borrowings under the Revolving Facility and our CP Notes to be a maximum of approximately $1.7 billion outstanding at any one time.

Revolving Credit Facility

Our Revolving Facility consists of a $2.0 billion senior unsecured revolving credit facility of which up to $100.0 million is available for the issuance of letters of credit and which is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The credit agreement governing the Revolving Facility includes customary LIBOR replacement provisions. The applicable interest rate margin for borrowings as of October 28, 2022 was 1.015% for LIBOR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of October 28, 2022, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility also contains financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of October 28, 2022, we were in compliance with all such covenants. The Revolving Facility also contains customary events of default.

As of October 28, 2022, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $0.3 million, and borrowing availability of approximately $2.0 billion that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.3 billion at October 28, 2022. In addition, as of October 28, 2022 we had outstanding letters of credit of $43.2 million which were issued pursuant to separate agreements.

Commercial Paper

We may issue the CP Notes from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of October 28, 2022, our condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $0.5 billion, which had a weighted average borrowing rate of 3.6%. CP Notes totaling $194.0 million were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet at October 28, 2022. We expect that short-term interest rates will continue to increase during the remainder of 2022 and, as a result of anticipated higher borrowings, including our increased use of CP Notes and higher short-term interest rates, that interest expense for 2022 will notably increase as compared to 2021.

Senior Notes

In October 2015 we issued $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”) at a discount of $0.8 million, which are scheduled to mature on November 1, 2025. In April 2017 we issued $600.0 million aggregate principal amount of 3.875% senior notes due 2027 (the “April 2027 Senior Notes”) at a discount of $0.4 million, which are scheduled to mature on April 15, 2027. In April 2018 we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2028 (the “2028 Senior Notes”) at a discount of $0.5 million, which are scheduled to mature on May 1, 2028. In April 2020 we issued $1.0 billion aggregate principal amount of 3.5% senior notes due 2030 (the “2030 Senior Notes”) at a discount of $0.7 million, which are scheduled to mature on April 3, 2030, and $500.0 million aggregate principal amount of 4.125% senior notes due 2050 (the “2050 Senior Notes”) at a discount of $5.0 million, which are scheduled to mature on April 3, 2050. In September 2022, we issued $750.0 million aggregate principal amount of 4.25% senior notes due 2024 (the “2024 Senior Notes”), net of discount of $0.7 million, which are scheduled to mature on September 20, 2024, $550.0 million aggregate principal amount of 4.625% senior notes due 2027 (the “November 2027 Senior Notes”), net of discount of $0.5 million, which are scheduled to mature on

November 1, 2027, $700.0 million aggregate principal amount of 5.0% senior notes due 2032 (the “2032 Senior Notes”), net of discount of $2.4 million which are scheduled to mature on November 1, 2032, and $300.0 million aggregate principal amount of 5.50% senior notes due 2052 (the “2052 Senior Notes”), net of discount of $0.3 million, which are scheduled to mature on November 1, 2052.

Collectively, the 2024 Senior Notes, 2025 Senior Notes, April 2027 Senior Notes, November 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes 2032 Senior Notes, 2050 Senior Notes, and 2052 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). Interest on the April 2027 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 Senior Notes and the 2028 Senior Notes is payable in cash on May 1 and November 1 of each year. Interest on the 2030 Senior Notes and the 2050 Senior Notes is payable in cash on April 3 and October 3 of each year. Interest on the 2024 Senior Notes is payable in cash on March 20 and September 20 of each year, commencing on March 20, 2023. Interest on the November 2027 Senior Notes, the 2032 Senior Notes and the 2052 Senior Notes is payable in cash on May 1 and November 1 of each year, commencing on May 1, 2023.

We may redeem some or all of the Senior Notes at any time at redemption prices set forth in the Senior Indenture. Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of our Senior Notes has the right to require us to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. In October 2022 we redeemed $900.0 million aggregate principal amount of 3.25% senior notes due 2023 and incurred a loss on redemption of $0.4 million.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 55% of our total assets exclusive of operating lease assets, goodwill and other intangible assets as of October 28, 2022. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the 2022 and 2021 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 39-week periods ended October 28, 2022 and October 29, 2021, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $1.25 billion in the 2022 period, which represents a $978.5 million decrease compared to the 2021 period. Changes in merchandise inventories resulted in a $1.9 billion decrease in the 2022 period as compared to a decrease of $160.1 million in the 2021 period, representing a significant contributor to the reduction in cash flows from operating activities as further discussed below. Changes in accounts payable resulted in a $377.5 million increase in the 2022 period compared to a $61.8 million decrease in the 2021 period, due primarily to the timing of inventory purchases, receipts and payments. Changes in accrued expenses and other liabilities resulted in a $54.1 million increase in the 2022 period compared to a $36.9 million increase in the 2021 period. Net income decreased $44.9 million in the 2022 period compared to the 2021 period. Changes in income taxes in the 2022 period compared to the 2021 period are primarily due to lower accruals for income taxes due to lower pre-tax earnings and the timing of payments for income taxes.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Total merchandise inventories increased by 27% in the 2022 period compared to an increase of 1% in the 2021 period. The increase in the 2022 period primarily reflects the impact of product cost inflation, as well as a greater mix of higher-value products, particularly in the home products and seasonal categories, primarily due to the continued rollout of our non-consumables initiative, as well as the earlier receipt of seasonal goods. Changes in our four inventory categories were as follows: consumables increased by 16% compared to a 4% decrease; seasonal increased 49% compared to a 9% increase; home products increased by 58% compared to a 34% increase; and apparel increased by 2% compared to a 17% decrease.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2022 period included the following approximate amounts: $463 million for improvements, upgrades, remodels and relocations of existing stores; $279 million for distribution and transportation-related capital expenditures; $254 million related to store facilities, primarily for leasehold improvements, fixtures and equipment in new stores; and $49 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2022 period, we opened 734 new stores and remodeled or relocated 1,657 stores.

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

Capital expenditures for 2022 are currently projected to be approximately $1.5 billion. Such projection is higher than in recent years due in part to inflationary pressure on commodity prices affecting certain of our capital costs. We anticipate funding 2022 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth through the development of new stores and the remodel or relocation of existing stores. Capital expenditures in 2022 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology and other strategic initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. During the 2022 period we had proceeds from the issuance of long-term debt of $2.3 billion. Net commercial paper borrowings increased by $0.5 billion in the 2022 period and were unchanged in the 2021 period. Also during the 2022 and 2021 periods, we repurchased 7.1 million and 9.9 million shares of our common stock at a total cost of $1.6 billion and $2.1 billion, respectively, and paid cash dividends of $372.4 million and $295.4 million, respectively.

Share Repurchase Program

As of October 28, 2022 our common stock repurchase program had a total remaining authorization of approximately $2.49 billion. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements and other factors. The repurchase program has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended October 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this report is incorporated herein by this reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2022, other than as set forth in the discussion of certain items that have impacted or could impact our business or results of operations during 2022 or in the future as disclosed in the “Executive Overview” section within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended October 28, 2022 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(a)	or Programs(a)
07/30/22-08/31/22	463,653	$238.06	463,653	$2,923,873,000
09/01/22-09/30/22	1,791,700	$243.39	1,791,700	$2,487,795,000
10/01/22-10/28/22	—	$—	—	$2,487,795,000
Total	2,255,353	$242.29	2,255,353	$2,487,795,000
(a)	On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on August 24, 2022 to increase the repurchase authorization by $2.0 billion, bringing the cumulative total value of authorized share repurchases under the program since its inception to $16.0 billion. Under the authorization, repurchases may be made from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. This repurchase authorization has no expiration date.

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act, throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “can,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “project,” “predict,” “plan,” “estimate,” “outlook,” “future,” “aim,” “goal,” “seek,” “strive,” “intend,” “result,” “improve,” “position,” “opportunities,” “ongoing,” “likely,” “scheduled,” “committed,” “potential,” “subject to,” “focused on,” “long-term,” “uncertain,” or “continue,” and similar expressions that concern our strategies, plans, initiatives, intentions, outlook or beliefs about future occurrences or results. For example, forward-looking statements include all statements relating to, among others, our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our expectations regarding economic and competitive market conditions and customer behavior; our plans and objectives for, and expectations regarding, future operations, growth and initiatives, including but not limited to the number of planned store openings, remodels and relocations, store formats or concepts, progress of our strategic initiatives (including our non-consumables and digital initiatives, DG Fresh, Fast Track, and pOpshelf), merchandising initiatives, margin enhancing initiatives, and distribution/transportation efficiency initiatives (including self-distribution and our private fleet), in-stock position, and international expansion plans; trends in sales of consumable and non-consumable products, customer traffic and average transaction amount; level of future costs and expenses; expectations regarding inflationary and labor pressures, energy and fuel prices, challenges related to the global and our internal supply chains, and commodity and product costs; potential future stock repurchases and cash dividends; anticipated borrowing under the Revolving Facility and our commercial paper program; impact of interest rates on our interest expense; potential impact of the COVID-19 pandemic; potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including the potential increase of federal, state and/or local minimum wage rates/salary levels, as well as changes to SNAP benefits, unemployment benefits and cost of living adjustments; or expected outcome or effect of pending or threatened legal disputes, litigation or audits.

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

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the SEC on June 1, 2021 (file no. 001-11421))

4.1

Tenth Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.2	Form of 4.250% Senior Notes due 2024 (included in Exhibit 4.1)
4.3

Eleventh Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.4	Form of 4.625% Senior Notes due 2027 (included in Exhibit 4.3)

4.5

Twelfth Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.5 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.6	Form of 5.000% Senior Notes due 2032 (included in Exhibit 4.5)
4.7

Thirteenth Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.7 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.8	Form of 5.500% Senior Notes due 2032 (included in Exhibit 4.7)
10.1	Dollar General Corporation Executive Relocation Policy, as amended (effective November 29, 2022)
10.2

Amended Schedule of Executive Officers who have executed an employment agreement in the form of COO/Executive Vice President Employment Agreement filed as Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2021, filed with the SEC on April 8, 2021

10.3	Summary of Non-Employee Director Compensation effective February 4, 2023
10.4

Amendment to Employment Agreement by and between Dollar General Corporation and Todd J. Vasos, effective November 1, 2022 (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated August 23, 2022, filed with the SEC on August 25, 2022 (file no. 001-11421))

10.5

Amendment to Employment Agreement by and between Dollar General Corporation and John W. Garratt, effective September 1, 2022 (incorporated by reference to Exhibit 99.3 to Dollar General Corporation’s Current Report on Form 8-K dated August 23, 2022, filed with the SEC on August 25, 2022 (file no. 001-11421))

10.6

Form of Stock Option Award Agreement between Dollar General Corporation and Jeffery C. Owen for November 1, 2022 award (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2022, filed with the SEC on August 25, 2022 (file no. 001-11421))

10.7

Form of Restricted Stock Unit Award Agreement (approved August 23, 2022) for awards beginning August 2022 to new non-employee directors of Dollar General Corporation other than annual awards pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2022, filed with the SEC on August 25, 2022 (file no. 001-11421))

10.8

Employment Agreement between Dollar General Corporation and Jeffery C. Owen effective November 1, 2022 (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2022, filed with the SEC on July 12, 2022 (file no. 001-11421))

15	Letter re unaudited interim financial information
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350
101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2022 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	December 1, 2022	By:	/s/ John W. Garratt
John W. Garratt
President & Chief Financial Officer