Form 10-K
period 2023-02-03
DOLLAR GENERAL CORP
filed 2023-03-24
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2023, or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock outstanding and held by non-affiliates as of July 29, 2022 was $55.9 billion calculated using the closing market price of the registrant’s common stock as reported on the NYSE on such date ($248.43). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

The registrant had 219,108,477 shares of common stock outstanding as of March 22, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 31, 2023.

INTRODUCTION

General

This report contains references to years 2023, 2022, 2021, and 2020, which represent fiscal years ending or ended February 2, 2024, February 3, 2023, January 28, 2022 and January 29, 2021, respectively. Our fiscal year ends on the Friday closest to January 31. Our 2022 fiscal year consisted of 53 weeks, while each of the remaining years listed consists of 52 weeks. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

Solely for convenience, our trademarks and tradenames may appear in this report without the ® or TM symbol which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these trademarks and tradenames.

Cautionary Disclosure Regarding Forward-Looking Statements

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 7 – Commitments and Contingencies,” among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “could,” “can,” “would,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “goal,” “seek,” “ensure,” “potential,” “opportunity,” “intend,” “predict,” “committed,” “likely,” “continue,” “strive,” “aim,” “scheduled,” “focused on,” “long-term,” “future,” “over time,” “ongoing,” “uncertain,” “moving forward,” or “subject to” and similar expressions that concern our strategies, plans, initiatives, intentions or beliefs about future occurrences or results or other future matters. For example, all statements relating to, among others, the following are forward-looking statements:

●	our projections and expectations regarding expenditures, costs, cash flows, results of operations, financial condition and liquidity;
●	our expectations regarding economic and competitive market conditions;
●	our plans, objectives, and expectations regarding, future operations, growth, investments and initiatives, including but not limited to our real estate, store growth and international expansion plans, store formats or concepts, shrink and damages reduction actions, planned approximately $100 million investment in our stores, and anticipated progress and impact of our strategic initiatives (including but not limited to our non-consumables and digital initiatives, DG Media Network, DG Well Being, DG Fresh, Fast Track, and pOpshelf) and our merchandising, margin enhancing, and distribution/transportation efficiency (including but not limited to self-distribution and our private fleet) and other initiatives;
●	expectations regarding sales and mix of consumable and non-consumable products, customer traffic, basket size and inventory levels;
●	expectations regarding inflationary and labor pressures, fuel prices, and other supply chain challenges;
●	anticipated stock repurchases and cash dividends;
●	anticipated borrowing under our unsecured revolving credit agreement, our 364-day unsecured revolving credit facility and our commercial paper program;
●	potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including without limitation the potential increase of federal, state and/or local minimum wage rates/salary levels, as well as changes to certain government assistance programs, such as SNAP benefits, unemployment benefits, and economic stimulus payments, or potential changes to the corporate tax rate; and
●	expected outcome or effect of pending or threatened legal disputes, litigation or audits.

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

PART I

ITEM 1. BUSINESS

General

We are the largest discount retailer in the United States by number of stores, with 19,147 stores located in 47 U.S. states and Mexico as of March 3, 2023, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. Our first store in Mexico opened in February of 2023. We offer a broad selection of merchandise, including consumable items, seasonal items, home products and apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

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

From 1990 through 2020, we achieved 31 consecutive years of positive same-store sales growth. Following unusually high sales results in 2020 during the height of the COVID pandemic, we did not achieve positive same-store sales growth in 2021. However, we achieved positive same-store sales growth once again in 2022. Notwithstanding the unusual circumstances of 2020 and 2021 resulting from the COVID pandemic, we believe that this consistent growth over many years, which has taken place in a variety of economic conditions, is a result of our compelling value and convenience proposition, although no assurances can be given that we will achieve positive same-store sales growth in any given year.

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

Substantial Growth Opportunities. We believe we have substantial long-term growth potential in the U.S., and we have identified significant opportunities to add new stores, including our pOpshelf concept, in both existing and new markets. In addition, we have opportunities to relocate or remodel locations within our existing store base to better serve our customers. Our pOpshelf concept represents an important growth opportunity as a unique small-box retail concept that focuses on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. We have also identified international expansion as an important growth opportunity, with an initial focus on opening and operating stores in Mexico. We opened our first Mi Súper Dollar General store in Mexico in February of 2023, and believe there is additional growth potential in Mexico in the years ahead. Our attractive store economics, including a relatively low initial investment and simple, low-cost operating model, and our variety of store formats have allowed us to grow our store base to current levels and provide us significant opportunities to continue our profitable store growth strategy.

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

Consumables is our largest merchandise category and includes paper and cleaning products (such as paper towels, bath tissue, paper dinnerware, trash and storage bags, disinfectants, and laundry); packaged food (such as cereals, pasta, canned soups, fruits and vegetables, condiments, spices, sugar and flour); perishables (such as milk, eggs, bread, refrigerated and frozen food, beer, wine and produce); snacks (such as candy, cookies, crackers, salty snacks and carbonated beverages); health and beauty (such as over-the-counter medicines and personal care products including soap, body wash, shampoo, cosmetics, dental hygiene and foot care products); pet (such as pet supplies and pet food); and tobacco products.

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

The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2022	2021	2020
Consumables	79.7%	76.7%	76.8%
Seasonal	11.0%	12.2%	12.1%
Home products	6.2%	6.8%	6.5%
Apparel	3.1%	4.3%	4.6%

Our seasonal and home products categories typically account for the highest gross profit margins, and the consumables category typically accounts for the lowest gross profit margin.

The Dollar General Store

The typical Dollar General store is operated by a store manager, one or more assistant store managers, and three or more sales associates. Our stores generally feature a low-cost, no frills building with limited capital requirements, low operating costs, and a focused merchandise offering within a broad range of categories, allowing us to deliver low retail prices while generating strong cash flows and capital investment returns. Our stores currently average approximately 7,500 square feet of selling space, and over 80% of our stores are located in towns of 20,000 or fewer people. Our primary new store format currently averages approximately 8,500 square feet of selling space. We generally have had good success in locating suitable store sites in the past, and we believe that there is ample opportunity for new store growth in existing and new markets. In addition, we believe we have significant opportunities available for our relocation and remodel programs.

Our store growth over the past three years is summarized in the following table:

	Stores at			Net
	Beginning	Stores	Stores	Store	Stores at
Year	of Year	Opened	Closed	Increase	End of Year
2020	16,278	1,000	101	899	17,177
2021	17,177	1,050	97	953	18,130
2022	18,130	1,039	65	974	19,104

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

Our Suppliers

We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise. Despite our broad offering, we maintain only a limited number of items per category, allowing us to keep our average costs low. Our two largest suppliers accounted for approximately 10% and 8%, respectively, of our purchases in 2022. Our private brands come from a wide variety of suppliers. We directly imported approximately 9% of our purchases at cost in 2022.

In 2020 and 2021, COVID-19 and its impacts caused disruptions in our supply chain, at times making it more difficult to obtain certain products in sufficient quantities to meet customer demand and increasing distribution and transportation costs. We began to see normalization in the global supply chain during 2022 and anticipate continuing improvement moving forward. In situations where it becomes necessary to secure alternative sources, we may experience increased merchandise costs and supply chain lead time and expenses, a temporary reduction in store inventory levels, and reduced product selection or quality. An inability to obtain alternative sources could adversely affect our sales.

Distribution and Transportation

Our stores are currently supported by distribution centers for both refrigerated and non-refrigerated merchandise located strategically throughout our geographic footprint. We lease additional temporary warehouse space as necessary to support our distribution needs. In addition to our traditional distribution centers, we now operate multiple temperature-controlled distribution facilities in support of “DG Fresh”, our strategic, multi-phased shift to self-distribution of frozen and refrigerated goods, such as dairy, deli and frozen products. We regularly analyze and rebalance the network with a goal of ensuring that it remains efficient and provides the service levels our stores require. See “—Properties” below for additional information pertaining to our distribution centers.

Most of our merchandise flows through our distribution centers and is delivered to our stores by our private fleet and by third-party trucking firms, utilizing our trailers. In addition, vendors or third-party distributors deliver or ship certain food items and other merchandise directly to our stores.

In the second half of 2022, we experienced a temporary shortage of available warehouse capacity, primarily due to delays in opening temporary warehouse space. This shortage resulted in a significant impact to our operating results due to increased costs associated with delays in unloading inventory into warehouse space, as well as inefficiencies in moving goods throughout our internal supply chain. With the opening of three permanent distribution facilities in the fourth quarter of 2022, significant warehouse capacity is now available and has relieved the vast majority of these constraints.

Seasonality

The nature of our business is somewhat seasonal. Generally, our operating profit has been greater in the fourth quarter, which includes the Christmas selling season, as compared with operating profit in each of the first three quarters of our fiscal year. In addition, our quarterly results can be affected by the timing of certain holidays, new store openings, remodels, relocations, store closings, and weather patterns. See “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operation” for further discussion of seasonality.

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

We believe that we differentiate ourselves from other forms of retailing by offering competitive prices in a convenient, small-store format. We are able to maintain competitive prices due in part to our low-cost operating structure and the relatively limited assortment of products offered. Purchasing large volumes of merchandise within our focused assortment in each merchandise category allows us to keep our average product costs low, contributing to our ability to offer competitive everyday low prices to our customers. See “—Our Business Model” above and “Item 1A. Risk Factors” for further discussion of our competitive situation.

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

Develop

As a testament to our employee development efforts, in February 2021 we were inducted into Training magazine’s Hall of Fame, following two consecutive years as the magazine’s top training and development program and rounding out 10 consecutive years among its Top 100 list. In 2022, we estimate we invested over four million training hours in our employees to promote their education and development.

We enhance our development programs each year based on the current needs of our employees and the business. We offer a variety of differentiated programs, including mentorship, cohorts, and leader-led and experiential opportunities to ensure there is a path of development for all employees.

Our internal promotion rate helps us measure the success of our development programs. As of March 3, 2023, we employed more than 170,000 full-time and part-time employees, including divisional and regional managers, district managers, store managers, other store personnel, and distribution center, fleet and administrative personnel. As of the end of 2022, more than 70% of store managers and thousands of additional employees, including several members of our senior leadership, have been promoted from within our organization.

Retain

We strive to create an environment where our employees feel respected, safe, empowered, and valued. We regularly monitor retention and engagement levels across the organization through a variety of means, working to understand what is important to our employees and how we can best continue to meet their evolving needs.

Compliance with Governmental Regulations

Our operations are subject to the applicable federal, state, local and foreign laws, rules, and regulations of the jurisdictions in which we operate or conduct business. These laws, rules and regulations relate to, among other things, the sale of products, including without limitation product and food safety, marketing and labeling; information security and privacy; labor and employment; employee wages and benefits; health and safety; real property; public accommodations; anti-bribery; financial reporting and disclosure; pricing; antitrust and fair competition; anti-money laundering; transportation; imports and customs; intellectual property; taxes; and environmental compliance.

We routinely incur significant compliance related costs, both direct and indirect, including investments in store standards and labor such as our approximately $100 million investment planned for 2023, which we believe to be material. Although we can make no guarantees that other future such costs will not be material, to date, other than the investment referenced above, compliance with these laws, rules and regulations has not had a material effect on our capital expenditures, earnings or competitive position. Many of our entry-level store employees are paid at rates in line with the applicable state minimum wage, and consequently, in certain situations, increases to such wage rates have increased our labor costs. If federal, state and/or local minimum wage rates/salary levels were to increase significantly and/or rapidly, compliance with such increases could adversely affect our earnings. Additionally, if significant changes in the federal, state or foreign corporate tax rates occur in the future, such change could adversely affect our overall effective tax rate and earnings. See “Item 1A. Risk Factors” for additional information regarding government regulations that could impact our business.

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

Many of our customers have fixed or low incomes and limited discretionary spending dollars. Any factor that could adversely affect their disposable income could decrease our customers’ spending or cause them to shift their spending to our lower margin product choices, which could result in materially decreased sales and/or profitability. Factors that could reduce our customers’ disposable income include but are not limited to high unemployment or underemployment levels or decline in real wages; inflation; pandemics (such as the COVID-19 pandemic); higher fuel, energy, healthcare and housing costs; higher interest rates, consumer debt levels, and tax rates; lack of available credit; tax law changes that negatively affect credits and refunds; and decreases in, or elimination of, government assistance programs or subsidies such as unemployment, food/nutrition assistance programs, and economic stimulus payments.

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

Inflation in the United States rose significantly in 2022, primarily believed to be the result of the economic impacts from the COVID-19 pandemic, including the global supply chain disruptions, strong economic recovery and associated widespread demand for goods, and government stimulus packages, among other factors. While we believe the growth rate of inflation is beginning to moderate, if inflation continues to increase, we may not be able to adjust prices sufficiently to offset the effect without negatively impacting customer demand or our gross margin. Additionally, to the extent that these inflationary pressures result in a recessionary environment, we may experience material adverse effects on our business, results of operations and cash flows.

Our plans depend significantly on strategies, initiatives and investments designed to increase sales and profitability and improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could materially affect our results of operations.

We have short-term and long-term strategies, initiatives and investments (such as those relating to merchandising, real estate and new store development, international expansion, store formats and concepts, digital, marketing, health services, shrink, damages, sourcing, private brand, inventory management, supply chain, private fleet, store operations, expense reduction, and technology) in various stages of testing, evaluation, and implementation, which are designed to continue to improve our results of operations and financial condition. The effectiveness of these initiatives is inherently uncertain, even when tested successfully, and is dependent on consistency of training and execution, workforce stability, ease of execution and scalability, and the absence of offsetting factors that can influence results adversely. The number and diverse geographic locations of our stores and distribution centers and our decentralized field management also contribute to the challenging nature of these factors. Other risk factors described herein also could negatively affect general implementation. Failure to achieve successful or cost-effective implementation of our initiatives could materially and adversely affect our business, results of operations and financial condition.

The success of our merchandising initiatives, particularly our non-consumable initiatives (including our new pOpshelf concept) and efforts to increase sales of higher margin products within the consumables category, further depends in part upon our ability to predict the products that our customers will demand and to identify and timely respond to evolving trends in consumer preferences and demographic mixes in our markets. If we are unable to select and timely obtain products that are attractive to customers and at costs that allow us to sell them at an acceptable profit, or to effectively market such products, it could result in materially decreased sales and profitability. Despite these initiatives, since the first quarter of 2022, we have experienced a sales mix trend reversion from non-consumables to consumables exceeding pre-pandemic levels.

The success of our Fast Track initiative, which is designed to enhance our in-store labor productivity, on-shelf availability and customer convenience, further depends in part on successful acquisition, implementation and maintenance of the necessary hardware and new point of sale software, continued customer interest in and adoption of self-checkout, our ability to gain cost efficiencies and control shrink levels from the initiative, and vendor cooperation. The success of DG Media Network, which is our platform for connecting brand partners with our customers to drive even greater value for each, further depends on our ability to successfully gather target customer audiences that deliver consistent, predictable and beneficial returns on advertising spending so as to generate interest and demand from our brand partners, as well as to properly handle and secure all sensitive customer data.

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

Delays in or failure to complete a significant portion of our real estate projects, or failure to meet our financial expectations for these projects, could materially and adversely affect our growth and our profitability. Our ability to timely open, relocate and remodel profitable stores and expand into additional market areas is a key component of our planned future growth and may depend in part on: the availability of suitable store locations and capital funding; the absence of entitlement process, permitting or occupancy delays, including zoning restrictions and moratoria on small box discount retail development such as those passed by certain local governments in areas where we operate or seek to operate; supply chain volatility resulting in delivery delays, and in some cases, lack of availability of store equipment, building materials, and store merchandise for resale; the ability to negotiate acceptable lease and development terms (for example, real estate development requirements and cost of building materials and labor), to cost-effectively hire and train qualified new personnel, especially store managers, and to identify and accurately assess sufficient customer demand; and general economic conditions. While we continued to experience certain of these factors at heightened levels in 2022, to date, they have not materially impaired our ability to complete our planned real estate projects or growth, and thus, have not had a material adverse effect on our financial performance. However, if the levels which we have experienced escalate for an extended period of time, we expect that they could have a material adverse effect on our ability to complete our future planned real estate projects or growth, and in turn, a material adverse effect on our financial performance.

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

Inventory shrinkage and damages may negatively affect our results of operations and financial condition.

We experience significant inventory shrinkage and damages. Although some level of inventory shrinkage and damages is an unavoidable cost of doing business, higher rates of inventory shrinkage and damages or increased security or other costs to combat inventory theft could adversely affect our results of operations and financial condition. During 2022, our inventory shrink levels returned to pre-COVID-19 levels, and higher damages also impacted our results. There can be no assurance that we will be successful in our efforts to contain or reduce inventory shrinkage and damages.

Our cash flows from operations, profitability and financial condition may be negatively affected if we are not successful in managing our inventory balances.

Our inventory balance represented approximately 53% of our total assets exclusive of goodwill, operating lease assets, and other intangible assets as of February 3, 2023. Efficient inventory management is a key component of our business success and profitability. We must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase such that the costs to store and hold the goods unduly impacts our financial results or increases the risk of inventory shrinkage or damages. If we do not accurately predict customer trends, spending levels, or price sensitivity, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely affect our financial results. We continue to focus on ways to reduce these risks, but we cannot make assurances that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations and financial condition may be negatively affected.

Failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws could expose us to litigation, government enforcement actions and costly response measures, and could materially harm our reputation and affect our business and financial performance.

In connection with sales, we transmit confidential credit and debit card information which is encrypted using point-to-point encryption. We also have access to, collect or maintain certain private or confidential information regarding our customers, employees and their dependents, and vendors, as well as our business. Some of this information is stored electronically in connection with our e-commerce and mobile applications, some of which may leverage third-party service providers. Additionally, we may share information with and depend upon select vendors to assist us in conducting our business. While we have implemented procedures and technology intended to protect such information and require appropriate controls of our vendors, external attackers could compromise such controls and result in unauthorized disclosure of such information, as attacks are becoming increasingly sophisticated, may include attacks on our third-party business partners, and do not always or immediately produce detectable indicators of compromise. Moreover, inadvertent or malicious internal personnel actions could result in a defeat of security measures and a compromise of our or our third-party vendors’ information systems. Furthermore, if a vendor is the victim of a cyberattack, including a ransomware attack, such attack could have a corresponding material effect on our ability to do business with that vendor or to receive information that may be required to timely prepare our financial statements. Due to the political tensions involving China and the conflict between Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyberattacks that could directly or indirectly impact our operations. Like other retailers, we and our vendors have experienced threats to, and incidents involving, data and systems, including by perpetrators of attempted random or targeted malicious attacks; computer malware, ransomware, bots, or other destructive or disruptive software; and attempts to misappropriate our information and cause system failures and disruptions, although to date none have been material to our business. If attackers obtain customer, employee or vendor passwords through unrelated third-party breaches, and if impacted customers, employees, or vendors do not employ good online security practices (e.g., use the same password across different sites or do not use multifactor authentication), these passwords could be used to gain access to their information or accounts with us in certain situations.

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

We depend on a variety of information technology systems, including systems owned and managed by third-party vendors, for the efficient functioning of our business, including, without limitation, transaction processing and the management of our employees, facilities, logistics, inventories, stores and customer-facing digital applications and operations. Our technology initiatives may not deliver desired results or may do so on a delayed schedule. Additionally, such systems are subject to damage or interruption from power surges and outages, facility damage, physical theft, computer and telecommunications failures, inadequate or ineffective redundancy, malicious code (including malware, ransomware, or similar), successful attacks (e.g., account compromise; phishing; denial of service; and application, network or system vulnerability exploitation), software upgrade failures or code defects, natural disasters and human error. Due to the political tensions involving China and the conflict between Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. Design defects, damage to, or interruption to these systems may require a significant investment to repair or replace, disrupt our operations and affect our ability to meet business and reporting requirements, result in the loss or corruption of critical data, and harm our reputation, all of which could materially and adversely affect our business or results of operations.

We also rely heavily on our information technology staff. Failure to meet these staffing needs may negatively affect our ability to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We rely on third parties to maintain and periodically upgrade many of these systems so that they can continue to support our business. We license the software programs supporting many of our systems from independent software developers. The inability or failure of these vendors, developers or us to continue to maintain and upgrade these systems and software programs could disrupt or reduce the efficiency of our operations or retain vulnerability exploitation risk if we were unable to convert to alternate systems in an efficient and timely manner and could expose us to greater risk of a successful attack. In addition, costs and delays associated with the implementation of new or upgraded systems and technology, including the migration of applications to the cloud or our current implementation of our new point of sale system, or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations, fail to operate as designed, result in the potential loss or corruption of data or information, disrupt operation, inhibit our ability to innovate, and affect our ability to meet business and reporting requirements and adversely affect our profitability.

A significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory could adversely affect sales or increase our transportation costs, which would decrease our profitability.

We rely on our distribution and transportation network to provide goods to our stores timely and cost-effectively. Using various transportation modes, including ocean, rail, and truck, we and our vendors move goods from vendor locations to our distribution centers and our stores. Any disruption, unanticipated or unusual expense or operational failure related to this process could negatively impact sales and profits. In 2022, we experienced increased fuel costs; inventory receipt and delivery delays; earlier than expected receipt of seasonal inventory leading to capacity constraints that were exacerbated by unexpected delays in acquiring additional temporary warehouse space sufficient for our inventory needs; and increases in transportation costs (including increased import freight costs and carrier and driver wages) as a result of capacity rightsizing, port congestion, and labor shortages. These challenges resulted in materially higher than anticipated supply chain costs in 2022, including detention fees incurred for delays in returning shipping containers, higher temporary storage and transportation costs and labor, which in turn, had a material adverse impact on our business, results of operations, and financial condition. Labor shortages or work stoppages or slowdowns in the transportation industry or disruptions to the national and international transportation infrastructure that necessitate our securing alternative labor or shipping suppliers could also increase our costs or otherwise negatively affect our business.

We maintain a network of distribution facilities and are moving forward with plans to build or lease new facilities (including temperature-controlled distribution centers) to support our growth objectives and strategic initiatives. Delays in opening such facilities could adversely affect our financial performance by slowing store growth (including accelerated pOpshelf store growth plans) or the rollout/development of certain strategic initiatives, which may in turn reduce revenue growth and/or profitability, or by increasing transportation and product costs. In addition, distribution-related construction or expansion projects entail risks that could cause delays and cost overruns, such as: availability of temperature-controlled distribution centers and refrigerated transportation equipment; shortages of materials or skilled labor; work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. For these reasons, the completion date and ultimate cost of these projects could differ significantly from initial expectations, and we cannot guarantee that any project will be completed on time or within established budgets.

Risks associated with or faced by our suppliers could adversely affect our financial performance.

We source our merchandise from a wide variety of domestic and international suppliers, and we depend on them to supply merchandise in a timely and efficient manner and in the large volumes that we may require. In 2022, our two largest suppliers accounted for approximately 10% and 8% respectively, of our purchases. If one or more of our current sources of supply became unavailable, we believe we generally would be able to obtain alternative sources, but it could increase our merchandise costs and supply chain lead time and expenses, result in a temporary reduction in store inventory levels, and reduce the selection and quality of our merchandise. An inability to obtain alternative sources could materially decrease our sales. Additionally, if a supplier fails to deliver on its commitments, we could experience merchandise out-of-stocks that could lead to lost sales and reputational harm. Further, failure of suppliers to meet our compliance protocols could prolong our procurement lead time, resulting in lost sales and adverse margin impact.

We directly imported approximately 9% of our purchases (measured at cost) in 2022, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods often are for reasons beyond our control, such as political or civil unrest, acts of war, disruptive global political events (for example, political tensions involving China and the current conflict between Russia and Ukraine), currency fluctuations, disruptions in maritime lanes, port labor disputes, economic conditions and instability in countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our terms and conditions or our standards, issues with our suppliers’ labor practices or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials, pandemic outbreaks, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation, and other factors relating to suppliers and the countries in which they are located or from which they import. Such changes could adversely affect our operations and profitability.

While we are working to diversify our sources of imported goods to include Southeast Asia, India, South America and Mexico, a substantial amount of our imported merchandise comes from China, and thus, a change in the Chinese leadership, the effects of pandemic outbreaks, economic and market conditions, internal economic stimulus actions, or currency or other policies, as well as trade and other relations between China and the United States and increases in costs of labor, could negatively impact our merchandise costs. In addition, the United States’ foreign trade policies, duties, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries (particularly China) and entities, import limitations on certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. If we increase our product imports from foreign vendors, the risks associated with these imports also will increase, and we may be exposed to additional or different risks as we increase imports of goods produced in countries other than China.

Natural disasters and unusual or extreme weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises, political or civil unrest, acts of war, violence or terrorism, and disruptive global political events could disrupt business and result in lower sales and/or profitability and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, tornadoes and earthquakes, unusual or extreme weather conditions, pandemic outbreaks or other health crises (for example, the COVID-19 pandemic), political or civil unrest, acts of war, violence or terrorism (including within our stores, distribution centers or other Company property), or disruptive global political events (for example, the political tensions involving China and the current conflict between Russia and Ukraine) or similar disruptions could adversely affect our reputation, business and financial performance. If any of these events result in the closure, or a limitation on operating hours, of one or more of our distribution centers, a significant number of stores, our sourcing offices, our corporate headquarters or data center or impact one or more of our key suppliers, our operations and financial performance could be materially and adversely affected through an inability or reduced ability to make deliveries, process payroll or provide other support functions to our stores and through lost sales. These events also could affect consumer shopping patterns or prevent customers from reaching our stores, which could lead to lost sales and higher markdowns, or result in increases in fuel or other energy prices, fuel shortage(s), new store or distribution center opening delays, the temporary lack of an adequate work force in a market, the temporary or long-term disruption of product availability in our stores, the temporary or long-term inability to obtain or access technology needed to effectively run our business, disruption of our utility services or information systems, and damage to our reputation. For example, in 2022, Winter Storm Elliott had a significant impact on our fourth quarter results because of lost sales, increased damages and increased markdowns. These events may also increase the costs of insurance if they result in significant loss of property or other insurable damage by us or in the market more generally.

Furthermore, the long-term impacts of global climate change present the possibility of both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which may be widespread and unpredictable. Over time, these changes, as well as regulatory efforts related thereto, could affect, for example, the availability and cost of products, commodities and energy (including utilities), which in turn may impact our ability to procure goods and services required for the operation of our businesses at the quantities and levels we require. In addition, our operations and facilities may be located in areas impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to stores, distribution centers, or our corporate offices, as well as loss or spoilage of inventory and business interruption caused by such events. We also use natural gas, diesel fuel and gasoline and electricity in our operations, all of which could face increased regulation relating to climate change or other environmental concerns. Regulations limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may increase our costs associated with compliance and merchandise. These events and their impacts could otherwise disrupt and adversely affect our operations and could materially adversely affect our financial performance.

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

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, certain crimes (including employee crime), certain wage and hour and other employment-related claims and litigation, actions based on certain consumer protection laws, and some natural and other disasters or similar events. If we incur material uninsured losses, our financial performance could suffer. Certain material events have resulted, and may result again in the future, in sizable losses for the insurance industry and adversely affect the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, automobile liability, general liability (including claims made against certain of our landlords), property loss, and group health insurance programs. Significant changes in actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including any expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could materially and adversely affect our results of operations and financial condition. Although we maintain property insurance to cover insurable losses resulting from, for example, fires and storms, at our store support center and distribution centers, we are effectively self-insured for other property losses. If we experience a greater number of these self-insured losses than we anticipate, our financial performance could be adversely affected.

Failure to attract, develop and retain qualified employees while controlling labor costs, as well as other labor issues, including employee safety issues, could adversely affect our financial performance.

Our future growth and performance, positive customer experience and legal and regulatory compliance depends on our ability to attract, develop, retain and motivate qualified employees while operating in an industry challenged by historically high rates of employee turnover. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel, unemployment levels, wage rates and salary levels (including the heightened possibility of increased federal, state and/or local minimum wage rates/salary levels), health and other insurance costs, changes in employment and labor laws or other workplace regulations (including those relating to employee benefit programs such as health insurance and paid leave programs), employee activism, employee safety issues, employee expectations and productivity, and our reputation and relevance within the labor market. If we are unable to attract, develop and retain adequate numbers of qualified employees, our operations, customer service levels, legal and regulatory compliance, and support functions could suffer. In addition, to the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor and other related costs could increase, and it is possible that federal agencies may adopt or impose regulatory or other changes to existing law that could facilitate union organizing. Our ability to pass along labor and other related costs to our customers is constrained by our everyday low price model, and we may not be able to offset such increased costs elsewhere in our business.

Our success depends on our executive officers and other key personnel. If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and other key personnel. The unexpected loss of the services of any of such persons could adversely affect our operations. There can be no assurance that our executive succession planning, retention or hiring efforts will be successful. Competition for skilled and experienced management personnel is intense, and a failure to attract and retain new qualified personnel or our inability to enforce non-compete agreements that we have in place with our management personnel could adversely affect our operations.

Our private brands may not be successful in improving our gross profit rate at our expected levels and may increase certain of the risks we face.

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

Primarily because of sales of Christmas-related merchandise, our most profitable sales mix generally occurs in the fourth quarter. In anticipation of this holiday, we purchase substantial amounts of seasonal inventory, and if sales fall below seasonal norms or our expectations it could result in unanticipated markdowns. Adverse events, such as deteriorating economic conditions, high unemployment rates, high gas or energy prices, transportation disruptions, or unusual or unanticipated adverse weather could result in lower-than-planned sales during the Christmas selling season, which in turn could reduce our profitability and otherwise adversely affect our financial performance and operating results. For example, in 2022, Winter Storm Elliott had a significant impact on our fourth quarter results, specifically lost sales and higher than anticipated damages and markdowns.

Failure to protect our reputation could adversely affect our business.

Our success depends in part on the protection of the reputation of Dollar General and the products and services we sell, including our private brands. Failure to comply or accusation of failure to comply, even if unfounded, with ethical, social, product, labor, data privacy, consumer protection, safety, environmental and other applicable standards could jeopardize our reputation and potentially lead to various adverse consumer, shareholder or non-governmental organization (NGO) actions, litigation and governmental investigations and/or require a costly response. In addition, our position or perceived lack of position on certain issues (e.g., public policy, social, or environmental issues), and any perceived lack of transparency about such matters, could harm our reputation and potentially lead to adverse consumer, shareholder or NGO actions, including negative public statements. Similar incidents or factors involving vendors and other third parties with whom we conduct business also may affect our reputation. Public comments on social media, whether or not they are accurate, have the potential to quickly influence negative perceptions of Dollar General or our goods and services, including our private brands. Any failure, or perceived failure, to meet any of our published ESG-related aspirations or goals, which is often outside of our control, could adversely affect public perception of our business, employee morale or customer or shareholder support. Negative reputational incidents could adversely affect our business through lost sales, loss of new store and development opportunities, or employee retention and recruiting difficulties.

Regulatory, Legal, Compliance and Accounting Risks

A significant change in governmental regulations and requirements could materially increase our cost of doing business, and noncompliance with governmental regulations could materially and adversely affect our financial performance.

We routinely incur significant costs in complying with numerous and frequently changing laws and regulations. The complexity of this regulatory environment and related compliance costs continue to increase due to additional legal and regulatory requirements, our expanding operations, and increased regulatory scrutiny and enforcement efforts. New or revised laws, regulations, orders, policies and related interpretations and enforcement practices, particularly those dealing with the sale of products, including without limitation, product and food safety, marketing, labeling or pricing; information security and privacy; labor and employment; employee wages and benefits; health and safety; imports and customs; taxes; bribery; climate change; and environmental compliance, may significantly increase our expenses or require extensive system and operating changes that could materially increase our cost of doing business. In 2023, we plan to invest approximately $100 million, which we believe to be material, in our stores, primarily in the form of labor, to enhance store standards, our compliance efforts and the employee and customer experience. Violations of applicable laws and regulations or untimely or incomplete execution of a required product recall can result in significant penalties (including loss of licenses, eligibility to accept certain government benefits such as SNAP or significant fines), class action or other litigation, governmental investigation or action and reputational damage. Additionally, changes in tax laws (including those related to the federal, state or foreign corporate tax rate), the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our overall effective tax rate, or in the case of the recently enacted stock buyback excise tax, our cash flows. Furthermore, significant and/or rapid increases to federal, state and/or local minimum wage rates/salary levels could adversely affect our earnings if we are not able to otherwise offset these increased labor costs elsewhere in our business. Moreover, the adoption of new environmental laws and regulations in connection with climate change and the transition to a low carbon economy, including any federal or state laws enacted to regulate greenhouse gas emissions, could significantly increase our operating or merchandise costs or reduce the demand for our products. These laws and regulations may include, but are not limited to, requirements relating to hazardous waste materials, recycling, single-use plastics, extended producer responsibility, use of refrigerants, carbon pricing or carbon taxes, product energy efficiency standards and product labeling. If carbon pricing requirements or carbon taxes are adopted, there is a significant risk that the cost of merchandise from our suppliers will increase and adversely affect our business and results of operations.

Legal proceedings may adversely affect our reputation, business, results of operations and financial condition.

Our business is subject to the risk of litigation or other legal proceedings by employees, consumers, suppliers, competitors, shareholders, government agencies and others through private actions, class actions, multi-district litigation, arbitrations, derivative actions, administrative proceedings, regulatory actions or other litigation. For example, we are involved in certain legal proceedings as discussed in Note 7 to the consolidated financial statements. The outcome of legal proceedings, particularly class action or multi-district litigation or mass arbitrations and regulatory actions, can be difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for lengthy periods. In addition, certain of these matters, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required, and sometimes these developments are unanticipated. Legal proceedings in general, and class actions, derivative actions, multi-district litigation, and governmental investigations and actions in particular, can be expensive and disruptive, and adverse publicity could harm our reputation, regardless of the validity of the allegations. As a result, legal proceedings may adversely affect our business, results of operations and financial condition. See also Note 7 to the consolidated financial statements.

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

We rely on the positive cash flow we generate from our operating activities and our access to the credit and capital markets to fund our operations, growth strategy, and return of cash to our shareholders through share repurchases and dividends. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate increases, may increase the cost of financing or restrict our access to these potential sources of future liquidity. In 2022, as interest rates rose, our interest expense rose as well. There continues to be market uncertainty, which could result in further increases in our cost of borrowing. Our continued access to liquidity sources on favorable terms depends on multiple factors, including our operating performance and credit ratings. Our debt securities currently are rated investment grade, and a downgrade of this rating likely would negatively impact our access to the debt capital markets and increase our cost of borrowing. As a result, disruptions in the debt markets or any downgrade of our credit ratings could adversely affect our business operations and financial condition and our ability to return cash to our shareholders. We can make no assurances that our ability to obtain additional financing through the debt markets will not be adversely affected by economic conditions or that we will be able to maintain or improve our current credit ratings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 3, 2023, we operated 19,147 retail stores, including those located in 47 U.S. states as listed in the table below, and one store in Mexico.

State	Number of Stores	State	Number of Stores
Alabama	907	Nevada	21
Arizona	137	New Hampshire	45
Arkansas	528	New Jersey	186
California	259	New Mexico	119
Colorado	72	New York	575
Connecticut	86	North Carolina	1,035
Delaware	51	North Dakota	66
Florida	1,030	Ohio	977
Georgia	1,059	Oklahoma	527
Idaho	6	Oregon	85
Illinois	659	Pennsylvania	914
Indiana	669	Rhode Island	25
Iowa	310	South Carolina	644
Kansas	268	South Dakota	77
Kentucky	702	Tennessee	953
Louisiana	643	Texas	1,802
Maine	67	Utah	11
Maryland	166	Vermont	39
Massachusetts	55	Virginia	470
Michigan	696	Washington	38
Minnesota	206	West Virginia	285
Mississippi	621	Wisconsin	260
Missouri	634	Wyoming	15
Nebraska	146

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

As of March 3, 2023, we operated 19 distribution centers for non-refrigerated products, 10 cold storage distribution centers, and two combination distribution centers which have both refrigerated and non-refrigerated products. We lease 14 of these facilities and the remainder are owned. We have a total of 20.5 million square feet of non-refrigerated space and a total of 2.6 million square feet of cold storage space. Approximately 7.25 acres of the land for one of the distribution centers is subject to a ground lease. We also leased approximately 4.8 million square feet of additional warehouse space in support of our distribution network for non-refrigerated merchandise.

Our executive offices are located in approximately 302,000 square feet of owned buildings in Goodlettsville, Tennessee.

ITEM 3. LEGAL PROCEEDINGS

The information contained in Note 7 to the consolidated financial statements under the heading “Legal proceedings” contained in Part II, Item 8 of this report is incorporated herein by this reference.

ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding our current executive officers as of March 24, 2023 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected or their earlier resignation or termination. There are no familial relationships between any of our directors or executive officers.

8
Name	Age	Position
Jeffery C. Owen	53	Chief Executive Officer and Director
Todd J. Vasos	61	Senior Advisor and Director
John W. Garratt	54	President and Chief Financial Officer
Kathleen A. Reardon	51	Executive Vice President and Chief People Officer
Steven G. Sunderland	59	Executive Vice President, Store Operations
Emily C. Taylor	47	Executive Vice President and Chief Merchandising Officer
Rhonda M. Taylor	55	Executive Vice President and General Counsel
Carman R. Wenkoff	55	Executive Vice President and Chief Information Officer
Antonio Zuazo	51	Executive Vice President, Global Supply Chain
Anita C. Elliott	58	Senior Vice President and Chief Accounting Officer

Mr. Owen has served as our Chief Executive Officer and as a member of our Board of Directors since November 2022. He previously served as our Chief Operating Officer from August 2019 to November 2022. He returned to Dollar General in June 2015 as Executive Vice President of Store Operations, with over 21 years of previous employment experience with the Company, including Senior Vice President, Store Operations (August 2011 to July 2014); Vice President, Division Manager (March 2007 to July 2011); Retail Division Manager (November 2006 to March 2007); and various other operations roles of increasing importance and responsibility.  He began his employment at Dollar General in December 1992. Mr. Owen served as a director of Kirkland’s Inc. from March 2015 to September 2022.

Mr. Vasos served as our Chief Executive Officer from June 2015 to November 2022 when he transitioned to Senior Advisor. He has served as a member of our Board of Directors since June 2015. He joined Dollar General in December 2008 as Executive Vice President, Division President and Chief Merchandising Officer and was

promoted to Chief Operating Officer in November 2013 and to Chief Executive Officer in June 2015. As previously announced, Mr. Vasos plans to retire from Dollar General effective April 2, 2023, but will remain on our Board. Prior to joining Dollar General, Mr. Vasos served in executive positions with Longs Drug Stores Corporation for seven years, including Executive Vice President and Chief Operating Officer (February 2008 to November 2008) and Senior Vice President and Chief Merchandising Officer (2001 to 2008), where he was responsible for all pharmacy and front-end marketing, merchandising, procurement, supply chain, advertising, store development, store layout and space allocation, and the operation of three distribution centers. He also previously served in leadership positions at Phar-Mor Food and Drug Inc. and Eckerd Corporation. Mr. Vasos has served as a director of KeyCorp since July 2020.

Mr. Garratt has served as President and Chief Financial Officer since September 2022. As previously announced, Mr. Garratt plans to retire from Dollar General effective June 2, 2023. He joined Dollar General in October 2014 as Senior Vice President, Finance & Strategy, and subsequently served as Interim Chief Financial Officer from July 2015 to December 2015, and as Executive Vice President and Chief Financial Officer from December 2015 to September 2022.  Mr. Garratt previously held various positions of increasing responsibility in corporate strategy and financial planning with Yum! Brands, Inc., one of the world’s largest restaurant companies, between May 2004 and October 2014, including Vice President, Finance and Division Controller for the KFC division and earlier for the Pizza Hut division and for Yum Restaurants International (October 2013 to October 2014); Senior Director, Yum Corporate Strategy (March 2010 to October 2013), reporting directly to the corporate Chief Financial Officer and leading corporate strategy as well as driving key cross-divisional initiatives; and various other financial positions.  He previously held financial management positions at Alcoa Inc. (April 2002 to May 2004) and General Electric (March 1999 to April 2002), after beginning his career with Alcoa in May 1990. Mr. Garratt has served as a director of Humana Inc. since February 2020.

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

Mr. Zuazo has served as Executive Vice President, Global Supply Chain since April 2021. He joined Dollar General as Senior Director, Inventory and Planning Systems in May 2010, became Vice President, Inventory and Demand Management in February 2013, and was promoted to Senior Vice President, Inventory and Transportation in August 2018. Prior to joining Dollar General, Mr. Zuazo served as Director of Pricing Strategy for Dreyer’s Grand Ice Cream from January 2009 to May 2010 and Director of Procurement for Longs Drug Stores Corporation from January 2006 to December 2008, and prior thereto, held various roles of increasing responsibility with Safeway Inc., primarily in its corporate business processes department, from August 1998 to December 2005. Mr. Zuazo began his career in January 1988 with Lucky Stores and served as a pricing analyst for its Northern California division from October 1995 to August 1998.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “DG.” On March 22, 2023, there were approximately 2,747 shareholders of record of our common stock.

Dividends

We have paid quarterly cash dividends since 2015. Our Board of Directors most recently increased the amount of the quarterly cash dividend from $0.55 to $0.59 beginning with the dividend payable on April 25, 2023. While our Board of Directors currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Issuer Purchases of Equity Securities

The following table contains information regarding purchases of our common stock made during the quarter ended February 3, 2023 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(a)	or Programs(a)
10/29/22-11/30/22	—	$—	—	$2,487,795,000
12/01/22-12/31/22	3,200,346	$245.64	3,200,346	$1,701,653,000
01/01/23-02/03/23	1,301,273	$245.93	1,301,273	$1,381,631,000
Total	4,501,619	$245.73	4,501,619	$1,381,631,000

(a)	On September 5, 2012, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on August 24, 2022 to increase the repurchase authorization by $2.0 billion, bringing the cumulative total value of authorized share repurchases under the program since its inception to $16.0 billion. Under the authorization, repurchases may be made from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. This repurchase authorization has no expiration date.

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 19,147 stores located in 47 U.S. states and Mexico as of March 3, 2023, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. Our first store in Mexico opened in February of 2023. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, wage growth, changes in U.S. and global trade policy, and changes to certain government assistance programs (including cost of living adjustments), such as the Supplemental Nutrition Assistance Program (“SNAP”), unemployment benefits, and economic stimulus payments. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, energy and fuel prices, as well as cost inflation in frequently purchased household products (including food), such as that which we have continued to experience as further discussed below. Finally, significant unseasonable or unusual weather patterns or extreme weather, such as that discussed below, can impact customer shopping behaviors.

We remain committed to our long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus. These priorities include: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our diverse teams through development, empowerment and inclusion.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount. As we work to provide everyday low prices and meet our customers’ affordability needs, we remain focused on enhancing our margins through pricing and markdown optimization, effective category management, distribution and transportation efficiencies, private brands penetration, global sourcing, and inventory shrink and damage reduction initiatives. Several of our strategic and other sales-driving initiatives are also designed to capture growth opportunities and are discussed in more detail below.

During the second half of 2022, we experienced higher inventory damages and shrink than we anticipated. We believe these increases are due to multiple factors, including the challenging macroeconomic environment, materially higher inventory levels, and, as to damages, Winter Storm Elliott in December. In addition, we believe some portion of the increase in damages is a residual impact of the warehouse capacity constraints and associated store and supply chain inefficiencies we faced, which are discussed in more detail below. While we anticipate shrink and damages may continue to pressure our results through the first half of 2023, we believe we are taking actions that we believe will reduce the impact of these challenges to our business as we move throughout the year.

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

In 2022, we saw continued growth in average transaction amount, which was driven primarily by inflation, and we believe, to a lesser degree, our merchandising efforts. In the second and third quarters of 2022, we experienced a slight to modest increase in customer traffic, respectively. In addition, although we believe our sales growth in the first half of 2022 was negatively impacted by the global and domestic supply chain challenges and disruptions discussed further below, primarily in the form of lower merchandise in-stock levels in our stores, we have seen some improvement in our in-stock levels and in the global supply chain environment. However, in the second half of 2022, we experienced what we believe to be temporary warehouse capacity constraints and inefficiencies within our internal supply chain, including unanticipated temporary delays in opening or securing additional storage facilities, all of which is discussed further below.

We continue to implement and invest in certain strategic initiatives that we believe will help drive profitable sales growth with both new and existing customers and capture long-term growth opportunities. Such opportunities include providing our customers with additional shopping access points and even greater convenience by leveraging and developing digital tools and technology, such as our Dollar General app, which contains a variety of tools to enhance the in-store shopping experience. Additionally, we launched a partnership with a third party delivery service during 2021, which is now available in the majority of our stores, and we continue to grow our DG Media Network, which is our platform for connecting brand partners with our customers to drive even greater value for each.

Further, our non-consumables initiative, which offers a new, differentiated and limited assortment that will change throughout the year, continues to contribute to improved overall sales and gross margin performance in stores where it has been deployed. We have completed the rollout in the vast majority of our Dollar General stores.

Additionally, we are continuing to grow the footprint of pOpshelf, a unique retail concept that incorporates certain of the lessons learned from the non-consumables initiative in a differentiated format that is focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. At the end of fiscal 2022, we operated 140 standalone pOpshelf locations and 40 pOpshelf store-within-a-store concepts within existing Dollar General Market stores. We believe this concept represents a significant growth opportunity and are targeting nearly 300 standalone pOpshelf stores by the end of fiscal 2023, and approximately 1,000 stores by the end of fiscal 2025.

Our “DG Fresh” initiative, a self-distribution model for frozen and refrigerated products that is designed to reduce product costs, enhance item assortment, improve our in-stock position, and enhance sales, has positively contributed to our sales performance since we completed the initial rollout in the second quarter of 2021, driven by higher in-stock levels and the introduction of new products in select stores. DG Fresh now wholly or partially serves essentially all stores across the chain and has benefitted gross profit through improved initial markups on inventory purchases, which were partially offset by increased distribution and transportation costs. Moving forward, we plan to focus on additional optimization of the distribution footprint and product assortment within DG Fresh to further drive profitable sales growth.

We also have a health initiative, branded as “DG Well Being”, with the goal of increasing access to basic healthcare products, and ultimately services over time, particularly in rural communities. The initial focus of this initiative is a significantly expanded health product assortment in certain stores, primarily those in our larger formats.

To support our other operating priorities, we remain focused on capturing growth opportunities. In fiscal 2022, we opened a total of 1,039 new stores, remodeled 1,795 stores, and relocated 127 stores. In fiscal 2023, we plan to open approximately 1,050 new stores in the United States (including any pOpshelf stores), remodel approximately 2,000 stores, and relocate approximately 120 stores, for a total of 3,170 real estate projects. We opened our first store in Mexico in the first quarter of fiscal 2023. Our goal is to operate approximately 20 stores in Mexico by the end of 2023, all of which would be incremental to our planned 1,050 new store openings.

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

We are continuing to deploy “Fast Track,” an initiative aimed at further enhancing our convenience proposition and in-stock position as well as creating labor efficiencies within our stores. The completed portion of the first phase of Fast Track involved sorting process optimization within our non-refrigerated distribution centers, as well as increased shelf-ready packaging, to allow for greater store-level stocking efficiencies, while the current focus involves adding a self-checkout option, which we now have in the majority of our stores. These and the other strategic initiatives discussed above have required and will require us to incur upfront expenses for which there may not be an immediate return in terms of sales or enhanced profitability.

To further optimize our cost structure and facilitate greater operational control within our supply chain, we more-than-doubled the size of our private tractor fleet in 2022 to more than 1,600 tractors. We plan to continue expanding the size of our fleet to drive additional savings, and our goal is to have more than 2,000 tractors in the fleet by the end of fiscal 2023.

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces, including labor availability, increases in minimum wage rates and increases in property rents. Further federal, state and/or local minimum wage increases could have a material negative impact on our operating expenses, although the magnitude and timing of such impact is uncertain. In 2023, we plan to make an investment of approximately $100 million to further enhance our store standards and compliance efforts as well as the customer and associate experience in our stores, primarily through incremental labor hours. We believe these investments will also elevate consistency of experience in our stores, and amplify the potential of our strategic initiatives, while driving greater on-shelf availability and market share gains.

In addition, we have experienced challenges such as increased costs and disruptions in our business as a result of various global events, including the COVID-19 pandemic and its associated impacts. Such challenges include incremental transportation, distribution, and payroll costs, as well as supply chain disruptions. While we have begun to see some improvement in the overall global supply chain environment, we experienced some unanticipated delays in acquiring additional temporary warehouse space sufficient for our inventory needs, which caused delays and inefficiencies within our internal supply chain in the second half of fiscal 2022. These challenges resulted in materially higher than anticipated supply chain costs, including detention fees incurred for delays in returning shipping containers and higher temporary storage and transportation costs and labor. We have made significant progress in acquiring additional temporary and permanent warehouse capacity and plan to add a significant amount of additional warehouse capacity in fiscal 2023. We believe these additional facilities will support greater efficiencies throughout our supply chain.

In addition, while we believe the growth rate of inflation is beginning to moderate, we expect continued inflationary pressures in the near term due to higher input costs and that higher energy and fuel prices will continue to affect us as well as our vendors and customers, resulting in higher commodity, transportation and other costs, including product costs, all of which may result in continued pressure to our operating results. To the extent that these inflationary pressures result in a recessionary environment, we may experience adverse effects on our business, results of operations and cash flows. Certain of our initiatives and plans are intended to help offset these inflation-driven challenges; however, they are somewhat dependent on the scale and timing of any increased costs, among other factors. There can be no assurance that our mitigation efforts will be successful. Moreover, recent increases in market interest rates have had a negative impact on our interest expense, both with respect to issuances of commercial paper notes and other indebtedness.

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

To further enhance shareholder returns, we repurchased shares of our common stock and paid quarterly cash dividends in 2022, and our Board of Directors recently increased the quarterly cash dividend, beginning with the dividend to be paid on or before April 25, 2023. We expect to continue our share repurchase activity and to pay quarterly cash dividends for the foreseeable future, subject to Board discretion and approval.

During the fourth quarter of 2022, Winter Storm Elliott significantly impacted our operations during the month of December, resulting in negative impacts to customer traffic, sales growth and associated gross margin, as well as incremental damages and repairs and maintenance expense.

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

A continued focus on our four operating priorities as discussed above, and other impacts as discussed below, resulted in the following overall operating and financial performance in 2022 as compared to 2021. Basis points, as referred to below, are equal to 0.01% as a percentage of net sales.

●	Net sales in 2022 increased 10.6% over 2021. Sales in same-stores increased 4.3%, primarily due to an increase in average transaction amount. Average sales per square foot in 2022 were $273, including a $5 contribution from the 53rd week.

●	The gross profit rate decreased by 37 basis points due primarily to an increased LIFO provision and a greater proportion of lower margin consumables sales.

●	SG&A as a percentage of sales increased by 25 basis points primarily due to increases in utilities, retail labor, and repairs and maintenance.

●	Operating profit increased 3.3% to $3.33 billion in 2022 compared to $3.22 billion in 2021.

●	Interest expense increased by $53.7 million in 2022 primarily due to higher average borrowings and higher interest rates.

●	The change in the effective income tax rate to 22.5% in 2022 from 21.7% in 2021 was primarily due to decreased income tax benefits associated with stock-based compensation compared to 2021.

●	We reported net income of $2.42 billion, or $10.68 per diluted share, for 2022 compared to net income of $2.40 billion, or $10.17 per diluted share, for 2021.

●	We generated approximately $1.98 billion of cash flows from operating activities in 2022, a decrease of 30.8% compared to 2021.

●	Inventory turnover was 4.0 times, and inventories increased 14.3% on a per store basis compared to 2021.

●	We repurchased approximately 11.6 million shares of our outstanding common stock for $2.7 billion.

Readers should refer to the detailed discussion of our operating results below for additional comments on financial performance in the current year as compared with the prior years presented.

Results of Operations

Accounting Periods. The following text contains references to years 2022, 2021, and 2020, which represent fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal year 2022 was a 53-week accounting period and fiscal years 2021 and 2020 were 52-week accounting periods.

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

The following table contains results of operations data for fiscal years 2022, 2021 and 2020, and the dollar and percentage variances among those years.

				2022 vs. 2021		2021 vs. 2020
(amounts in millions, except				Amount	%	Amount	%
per share amounts)	2022	2021	2020	Change	Change	Change	Change
Net sales by category:
Consumables	$30,155.2	$26,258.6	$25,906.7	$3,896.6	14.8%	$351.9	1.4%
% of net sales	79.68%	76.73%	76.77%
Seasonal	4,182.8	4,182.2	4,083.7	0.6	0.0	98.5	2.4
% of net sales	11.05%	12.22%	12.10%
Home products	2,332.4	2,322.4	2,210.0	10.0	0.4	112.4	5.1
% of net sales	6.16%	6.79%	6.55%
Apparel	1,174.4	1,457.3	1,546.6	(282.9)	(19.4)	(89.2)	(5.8)
% of net sales	3.10%	4.26%	4.58%
Net sales	$37,844.9	$34,220.4	$33,746.8	$3,624.4	10.6%	$473.6	1.4%
Cost of goods sold	26,024.8	23,407.4	23,028.0	2,617.3	11.2	379.5	1.6
% of net sales	68.77%	68.40%	68.24%
Gross profit	11,820.1	10,813.0	10,718.9	1,007.1	9.3	94.1	0.9
% of net sales	31.23%	31.60%	31.76%
Selling, general and administrative expenses	8,491.8	7,592.3	7,164.1	899.5	11.8	428.2	6.0
% of net sales	22.44%	22.19%	21.23%
Operating profit	3,328.3	3,220.7	3,554.8	107.6	3.3	(334.1)	(9.4)
% of net sales	8.79%	9.41%	10.53%
Interest expense	211.3	157.5	150.4	53.7	34.1	7.1	4.7
% of net sales	0.56%	0.46%	0.45%
Other (income) expense	0.4	—	—	0.4	—	—	—
% of net sales	0.00%	0.00%	0.00%
Income before income taxes	3,116.6	3,063.1	3,404.4	53.5	1.7	(341.2)	(10.0)
% of net sales	8.24%	8.95%	10.09%
Income tax expense	700.6	663.9	749.3	36.7	5.5	(85.4)	(11.4)
% of net sales	1.85%	1.94%	2.22%
Net income	$2,416.0	$2,399.2	$2,655.1	$16.8	0.7%	$(255.8)	(9.6)%
% of net sales	6.38%	7.01%	7.87%
Diluted earnings per share	$10.68	$10.17	$10.62	$0.51	5.0%	$(0.45)	(4.2)%

Net Sales. The net sales increase in 2022 was primarily due to sales from new stores, and an increase in same-store sales of 4.3% compared to 2021, partially offset by the impact of store closures. In 2022, our 17,886 same-stores accounted for sales of $35.3 billion. The increase in same-store sales reflects an increase in average transaction amount which was driven by higher average item retail prices as a result of higher inflation, partially offset by a decline in customer traffic. Same-store sales decreased in each of our product categories except consumables, with the largest percentage decrease in the apparel category. Net sales for the 53rd week of 2022 totaled $678.1 million.

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

Gross Profit. In 2022, gross profit increased by 9.3%, and as a percentage of net sales decreased by 37 basis points to 31.2% compared to 2021. A greater LIFO provision which was driven by higher product costs, a higher proportion of lower margin consumables sales, and increases in inventory markdowns, damages and shrink each contributed to the decrease in the gross profit rate. These factors were partially offset by higher inventory markups and improvements in transportation costs.

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

SG&A. SG&A as a percentage of net sales was 22.4% in 2022 compared to 22.2% in 2021, an increase of 25 basis points. The primary expenses that were higher as a percentage of net sales in 2022 were utilities, retail labor, and repairs and maintenance, partially offset by incentive compensation expenses and store occupancy costs.

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

Interest Expense. Interest expense increased $53.7 million to $211.3 million in 2022 compared to 2021 and increased $7.1 million to $157.5 million in 2021 compared to 2020 primarily due to higher outstanding borrowings and higher interest rates. See the detailed discussion under “Liquidity and Capital Resources” regarding the financing of various long-term obligations.

Income Taxes. The effective income tax rate for 2022 was 22.5% compared to a rate of 21.7% for 2021 which represents a net increase of 0.8 percentage points. The effective income tax rate was higher in 2022 primarily due to decreased income tax benefits associated with stock-based compensation compared to 2021.

The effective income tax rate for 2021 was 21.7% compared to a rate of 22.0% for 2020 which represents a net decrease of 0.3 percentage points. The effective income tax rate was lower in 2021 primarily due to increased income tax benefits associated with federal tax credits partially offset by a higher state effective tax rate compared to 2020.

Effects of Inflation

In 2022 and 2021, we experienced increases in product costs due in part to higher rates of inflation, particularly to the global supply chain as well as our own internal supply chain. In 2022, higher rates of inflation affected the costs of building materials and certain of our other capital costs.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

During the past three years, we have generated an aggregate of approximately $8.7 billion in cash flows from operating activities and incurred approximately $3.7 billion in capital expenditures. During that period, we expanded the number of stores we operate by 2,826, representing growth of approximately 17%, and we remodeled or relocated 5,554 stores, or approximately 34% of the stores we operated as of the beginning of the three-year period. In 2023, we intend to continue our current strategy of pursuing store growth, remodels and relocations.

At February 3, 2023, we had a $2.0 billion unsecured revolving credit agreement (the “Revolving Facility”), $750.0 million 364-day unsecured revolving credit facility (the “364-Day Revolving Facility”), $5.4 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability of up to $2.0 billion. At February 3, 2023, we had total consolidated outstanding debt (including the current portion of long-term obligations) of $7.0 billion, most of which was in the form of senior notes. All of our material borrowing arrangements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our commercial paper notes (“CP Notes”) as further described below. The information contained in Note 5 to the consolidated financial statements contained in Part II, Item 8 of this report is incorporated herein by reference.

We believe our cash flow from operations, and our existing cash balances, combined with availability under the Revolving Facility, 364-Day Revolving Facility, CP Notes and access to the debt markets, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending and anticipated dividend payments for a period that includes the next twelve months as well as the next several years. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

For fiscal 2023, we anticipate potential combined borrowings under the Revolving Facility, 364-Day Revolving Facility, and CP Notes to be a maximum of approximately $2.0 billion outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Revolving Credit Facilities

Our Revolving Facility consists of a $2.0 billion senior unsecured revolving credit facility of which up to $100.0 million is available for the issuance of letters of credit and which is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of February 3, 2023 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of February 3, 2023, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

We entered into the 364-Day Revolving Facility on January 31, 2023, which will expire on January 30, 2024. At February 3, 2023, the 364-Day Revolving Facility had no outstanding borrowings.

Borrowings under the 364-Day Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). We are also required to pay a facility fee to the lenders under the 364-Day Revolving Facility for any used and unused commitments. As of February 3, 2023, the applicable interest rate margin for Adjusted Term SOFR loans was 1.035% and the facility fee rate was 0.09% per annum. The applicable interest rate margins for borrowings and the facility fees under the 364-Day Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The Revolving Facility and the 364-Day Revolving Facility contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (and our subsidiaries’) ability to: incur additional liens; sell all or substantially all of the our assets; consummate certain fundamental changes or change in the our lines of business; and incur additional subsidiary indebtedness. The Revolving Facility and the 364-Day Revolving Facility also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 3, 2023, we were in compliance with all such covenants. Both facilities also contain customary events of default.

As of February 3, 2023, we had no outstanding borrowings, no outstanding letters of credit, and borrowing availability of $2.0 billion under the Revolving Facility that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute liquidity of $0.3 billion. As of February

3, 2023, under the 364-Day Revolving Facility, we had no outstanding borrowings and borrowing availability of $750 million. At February 3, 2023 we had combined availability under the credit facilities of $1.0 billion. In addition, we had outstanding letters of credit of $39.7 million which were issued pursuant to separate agreements.

Commercial Paper

We may issue the CP Notes from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of February 3, 2023, our consolidated balance sheet reflected outstanding unsecured CP Notes of $1.5 billion. CP Notes totaling $230.8 million were held by a wholly-owned subsidiary and therefore are not reflected in the consolidated balance sheets.

Senior Notes

In October 2015 we issued $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”) at a discount of $0.8 million, which are scheduled to mature on November 1, 2025. In April 2017 we issued $600.0 million aggregate principal amount of 3.875% senior notes due 2027 (the “2027 Senior Notes”) at a discount of $0.4 million, which are scheduled to mature on April 15, 2027. In April 2018 we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2028 (the “2028 Senior Notes”) at a discount of $0.5 million, which are scheduled to mature on May 1, 2028. In April 2020 we issued $1.0 billion aggregate principal amount of 3.5% senior notes due 2030 (the “2030 Senior Notes”) at a discount of $0.7 million, which are scheduled to mature on April 3, 2030, and $500.0 million aggregate principal amount of 4.125% senior notes due 2050 (the “2050 Senior Notes”) at a discount of $5.0 million, which are scheduled to mature on April 3, 2050. In September 2022, we issued $750.0 million aggregate principal amount of 4.25% senior notes due 2024 (the “2024 Senior Notes”), net of discount of $0.7 million, which are scheduled to mature on September 20, 2024, $550.0 million aggregate principal amount of 4.625% senior notes due 2027 (the “November 2027 Senior Notes”), net of discount of $0.5 million, which are scheduled to mature on November 1, 2027, $700.0 million aggregate principal amount of 5.0% senior notes due 2032 (the “2032 Senior Notes”), net of discount of $2.4 million which are scheduled to mature on November 1, 2032, and $300.0 million aggregate principal amount of 5.50% senior notes due 2052 (the “2052 Senior Notes”), net of discount of $0.3 million, which are scheduled to mature on November 1, 2052. Collectively, the 2024 Senior Notes, 2025 Senior Notes, 2027 Senior Notes, November 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes, 2032 Senior Notes, 2050 Senior Notes, and 2052 Senior Notes, comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). Interest on the 2027 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 Senior Notes and the 2028 Senior Notes is payable in cash on May 1 and November 1 of each year. Interest on the 2030 Senior Notes and the 2050 Senior Notes is payable in cash on April 3 and October 3 of each year. Interest on the 2024 Senior Notes is payable in cash on March 20 and September 20 of each year, commencing on March 20, 2023. Interest on the November 2027 Senior Notes, the 2032 Senior Notes and the 2052 Senior Notes is payable in cash on May 1 and November 1 of each year, commencing on May 1, 2023.

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

Future Cash Requirements

The following table summarizes significant estimated future cash requirements under our various contractual obligations and other commitments at February 3, 2023, in total and disaggregated into current (<1 year) and long-term (1 or more years) obligations (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$7,102,596	$1,516,478	$1,278,878	$1,178,910	$3,128,329
Interest(a)	2,385,726	317,474	443,478	359,908	1,264,866
Self-insurance liabilities(b)	274,160	136,611	94,560	34,630	8,359
Operating lease obligations	12,737,264	1,675,193	3,138,929	2,651,776	5,271,366
Subtotal	$22,499,745	$3,645,756	$4,955,845	$4,225,224	$9,672,920

	Commitments Expiring by Period
Commercial commitments(c)	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Letters of credit	$39,838	$39,838	$—	$—	$—
Purchase obligations(d)	2,465,087	2,409,635	55,452	—	—
Subtotal	$2,504,925	$2,449,473	$55,452	$—	$—
Total contractual obligations and commercial commitments	$25,004,670	$6,095,229	$5,011,297	$4,225,224	$9,672,920
(a)	Represents obligations for interest payments on long-term debt and includes projected interest on variable rate long-term debt using 2022 yearend rates and balances. Variable rate long-term debt includes the Revolving Facility (although such facility had a balance of zero as of February 3, 2023), the 364-Day Revolving Facility (although such facility had a balance of zero as of February 3, 2023), the CP Notes (which had a balance of $1.5 billion as of February 3, 2023, and which amount is net of $230.8 million held by a wholly-owned subsidiary), and interest rate swaps being accounted for as fair value hedges.

(b)	We retain a significant portion of the risk for our workers’ compensation, employee health, general liability, property loss, automobile, and certain third-party landlord claims exposures. As these obligations do not have scheduled maturities, these amounts represent undiscounted estimates based upon actuarial assumptions. Substantially all amounts are reflected on an undiscounted basis in our consolidated balance sheets.

(c)	Commercial commitments include information technology license and support agreements, supplies, fixtures, letters of credit for import merchandise, and other inventory purchase obligations.

(d)	Purchase obligations include legally binding agreements for software licenses and support, supplies, fixtures, and merchandise purchases (excluding such purchases subject to letters of credit).

Share Repurchase Program

Our common stock repurchase program had a total remaining authorization of approximately $1.38 billion at February 3, 2023. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements and other factors. The repurchase program has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more detail about our share repurchase program, see Part II, Item 5 of this report and Note 11 to the consolidated financial statements contained in Part II, Item 8 of this report.

Other Considerations

In March 2023, the Board of Directors declared a quarterly cash dividend of $0.59 per share which is payable on or before April 25, 2023 to shareholders of record of our common stock on April 11, 2023. We paid quarterly cash dividends of $0.55 per share in 2022. Although the Board currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other factors, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant in its sole discretion.

Our inventory balance represented approximately 53% of our total assets exclusive of operating lease assets, goodwill, and other intangible assets as of February 3, 2023. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year as discussed further below. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

We utilize supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell our payment obligations to designated third party financial institutions. While the terms of these agreements are between the supplier and the financial institution, the supply chain finance financial institutions allow the participating suppliers to utilize our creditworthiness in establishing credit spreads and associated costs. As of February 3, 2023, the amount due to suppliers participating in these supply chain finance programs was $300.9 million.

As described in Note 7 to the consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity.

Cash Flows

Cash flows from operating activities. Cash flows from operating activities were $1.98 billion in 2022, which represents a $881.3 million decrease compared to 2021. Changes in merchandise inventories resulted in a $1.7 billion decrease in our working capital in 2022 compared to the decrease of $550.1 million in 2021 as described in greater detail below. Changes in other noncash losses resulted in a $530.5 million increase as compared to a $191.0 million increase in 2021 primarily due to an increase in the LIFO provision. Changes in accounts payable resulted in a $194.7 million decrease in our working capital in 2022 compared to a $98.7 million increase in 2021, due primarily to the timing of inventory receipts and related payments. Changes in accrued expenses resulted in a $25.4 million decrease in our working capital in 2022 compared to a $37.3 million decrease in 2021, due primarily to the timing of accruals and payments for freight, payroll taxes and incentive compensation. Changes in income taxes in 2022 compared to 2021 are primarily due to the timing of payments for income taxes.

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

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 20% in 2022, by 7% in 2021 and by 12% in 2020. The increase in the 2022 period primarily reflects the impact of product cost inflation, as well as a greater mix of higher-value products, particularly in the home products and seasonal categories, primarily due to the continued rollout of our non-consumables initiative. Inventory levels in the consumables category increased by $367.8 million, or 11%, in 2022, decreased by $1.8 million, or 0%, in 2021, and increased by $455.6 million, or 15% in 2020. The seasonal category increased by $455.5 million, or 42%, in 2022, by $177.8 million, or 20%, in 2021, and by $35.7 million, or 4%, in 2020. The home products category increased by $315.4 million, or 43%, in 2022, by $230.0 million, or 45%, in 2021, and by $66.3 million, or 15%, in 2020. The apparel category increased by $7.8 million, or 2%, in 2022, decreased by $39.2 million, or 10%, in 2021, and increased by $12.9 million, or 3%, in 2020.

Cash flows from investing activities. Significant components of property and equipment purchases in 2022 included the following approximate amounts: $589 million for improvements, upgrades, remodels and relocations of existing stores; $443 million for distribution and transportation-related capital expenditures; $373 million related to store facilities, primarily for leasehold improvements, fixtures and equipment in new stores; and $62 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During 2022, we opened 1,039 new stores and remodeled or relocated 1,922 stores.

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

Capital expenditures during 2023 are projected to be in the range of $1.8 billion to $1.9 billion. We anticipate funding 2023 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and 364-Day Revolving Facility and/or the issuance of additional senior notes and CP Notes. We plan to continue to invest in store growth and development of approximately 1,050 new stores and approximately 2,120 stores to be remodeled or relocated. Capital expenditures in 2023 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. During the 2022 period we had proceeds from the issuance of long-term debt of $2.3 billion, and our repayments of long-term debt totaled $911.3 million. Net commercial paper borrowings increased by $1.4 billion and we had no borrowings or repayments under the Revolving Facility or the

364-Day Revolving Facility. We repurchased 11.6 million shares of our common stock at a total cost of $2.7 billion and paid cash dividends of $493.7 million.

In 2021, net commercial paper borrowings increased by $54.3 million. and we had no borrowings or repayments under the Revolving Facility. We repurchased 12.1 million shares of our common stock at a total cost of $2.5 billion and paid cash dividends of $392.2 million.

In 2020, net proceeds from the issuance of long-term debt totaled $1.5 billion, net commercial paper borrowings decreased by $425.2 million, and borrowings and repayments under the Revolving Facility were $300.0 million each. We repurchased 12.3 million shares of our common stock at a total cost of $2.5 billion and paid cash dividends of $355.9 million.

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

We perform physical inventories in a significant majority of our stores on an annual basis. We calculate our shrink provision based on actual physical inventory results during the fiscal period and an accrual for estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales at each retail store, at a department level, based on the store’s most recent historical shrink rate. To the extent that subsequent physical inventories yield different results than the estimated accrual, our effective shrink rate for a given reporting period will include the impact of adjusting to the actual results.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our short-term borrowings and long-term debt. We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Currently, we are counterparty to certain interest rate swaps with a total notional amount of $350.0 million entered into in May 2021. These swaps are scheduled to mature in April 2030. Under the terms of these agreements, we swapped fixed interest rates on a portion of our 2030 Senior Notes for three-month LIBOR rates. In recent years, our principal interest rate exposure has been from outstanding borrowings under our Revolving Facility as well as our commercial paper program. As of February 3, 2023, we had $1.5 billion of consolidated commercial paper borrowings and no borrowings outstanding under our Revolving Facility or our 364-Day Revolving Facility. For a detailed discussion of our Revolving Facility, our 364-Day Revolving Facility and our commercial paper program, see Note 5 to the consolidated financial statements.

A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows. At February 3, 2023, our primary interest rate exposure was from changes in interest rates which affect our variable rate debt. Based on our outstanding variable rate debt as of February 3, 2023, after giving consideration to our interest rate swap agreements, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $18.5 million in 2022.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries (the Company) as of February 3, 2023 and January 28, 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended February 3, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2023 and January 28, 2022, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 24, 2023, expressed an unqualified opinion thereon.

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

Estimate of Workers’ Compensation and General Liability Reserves

Description of the Matter

The Company records expenses and reserves for workers’ compensation matters related to alleged work-related employee accidents and injuries, as well as general liability matters related to alleged non-employee incidents and injuries. At February 3, 2023, the Company’s reserves for self-insurance risks were $274.8 million, which includes workers’ compensation and general liability reserves. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk related to its workers’ compensation and general liability exposures. Accordingly, provisions are recorded for the Company’s estimates of such losses. The undiscounted future claim costs for the workers’ compensation and general liability exposures are estimated using actuarial methods.

Auditing management’s assessment of the recorded workers’ compensation and general liability self-insurance exposure reserves was complex and judgmental due to the significant assumptions required in projecting the exposure on incurred claims (including those which have not been reported to the Company). In particular, the estimate was sensitive to significant assumptions such as loss development factors, trend factors, and pure loss rates.

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

Nashville, Tennessee

March 24, 2023

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 3,	January 28,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$381,576	$344,829
Merchandise inventories	6,760,733	5,614,325
Income taxes receivable	135,775	97,394
Prepaid expenses and other current assets	302,925	247,295
Total current assets	7,581,009	6,303,843
Net property and equipment	5,236,309	4,346,127
Operating lease assets	10,670,014	10,092,930
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,700	1,199,750
Other assets, net	57,746	46,132
Total assets	$29,083,367	$26,327,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	1,288,939	1,183,559
Accounts payable	3,552,991	3,738,604
Accrued expenses and other	1,036,919	1,049,139
Income taxes payable	8,919	8,055
Total current liabilities	5,887,768	5,979,357
Long-term obligations	7,009,399	4,172,068
Long-term operating lease liabilities	9,362,761	8,890,709
Deferred income taxes	1,060,906	825,254
Other liabilities	220,761	197,997
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 219,105 and 230,016 shares issued and outstanding at February 3, 2023 and January 28, 2022, respectively	191,718	201,265
Additional paid-in capital	3,693,871	3,587,914
Retained earnings	1,656,140	2,473,999
Accumulated other comprehensive income (loss)	43	(1,192)
Total shareholders’ equity	5,541,772	6,261,986
Total liabilities and shareholders' equity	$29,083,367	$26,327,371

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Net sales	$37,844,863	$34,220,449	$33,746,839
Cost of goods sold	26,024,765	23,407,443	23,027,977
Gross profit	11,820,098	10,813,006	10,718,862
Selling, general and administrative expenses	8,491,796	7,592,331	7,164,097
Operating profit	3,328,302	3,220,675	3,554,765
Interest expense	211,273	157,526	150,385
Other (income) expense	415	—	—
Income before income taxes	3,116,614	3,063,149	3,404,380
Income tax expense	700,625	663,917	749,330
Net income	$2,415,989	$2,399,232	$2,655,050
Earnings per share:
Basic	$10.73	$10.24	$10.70
Diluted	$10.68	$10.17	$10.62
Weighted average shares outstanding:
Basic	225,148	234,261	248,171
Diluted	226,297	235,812	250,076

Dividends per share	$2.20	$1.68	$1.44

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Net income	$2,415,989	$2,399,232	$2,655,050
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $353, $346, and $346, respectively	1,235	971	972
Comprehensive income	$2,417,224	$2,400,203	$2,656,022

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balances, January 31, 2020	251,936	$220,444	$3,322,531	$3,162,660	$(3,135)	$6,702,500
Net income	—	—	—	2,655,050	—	2,655,050
Dividends paid, $1.44 per common share	—	—	—	(355,934)	—	(355,934)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	972	972
Share-based compensation expense	—	—	68,609	—	—	68,609
Repurchases of common stock	(12,297)	(10,760)	—	(2,455,674)	—	(2,466,434)
Other equity and related transactions	1,146	1,003	55,472	—	—	56,475
Balances, January 29, 2021	240,785	$210,687	$3,446,612	$3,006,102	$(2,163)	$6,661,238
Net income	—	—	—	2,399,232	—	2,399,232
Dividends paid, $1.68 per common share	—	—	—	(392,217)	—	(392,217)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	971	971
Share-based compensation expense	—	—	78,178	—	—	78,178
Repurchases of common stock	(12,058)	(10,551)	—	(2,539,118)	—	(2,549,669)
Other equity and related transactions	1,289	1,129	63,124	—	—	64,253
Balances, January 28, 2022	230,016	$201,265	$3,587,914	$2,473,999	$(1,192)	$6,261,986
Net income	—	—	—	2,415,989	—	2,415,989
Dividends paid, $2.20 per common share	—	—	—	(493,732)	—	(493,732)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	1,235	1,235
Share-based compensation expense	—	—	72,712	—	—	72,712
Repurchases of common stock	(11,643)	(10,188)	—	(2,737,826)	—	(2,748,014)
Excise tax incurred on common stock repurchases	—	—	—	(2,290)	—	(2,290)
Other equity and related transactions	732	641	33,245	—	—	33,886
Balances, February 3, 2023	219,105	$191,718	$3,693,871	$1,656,140	$43	$5,541,772

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Cash flows from operating activities:
Net income	$2,415,989	$2,399,232	$2,655,050
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	724,877	641,316	574,237
Deferred income taxes	235,299	114,359	34,976
Noncash share-based compensation	72,712	78,178	68,609
Other noncash (gains) and losses	530,530	191,040	11,570
Change in operating assets and liabilities:
Merchandise inventories	(1,665,352)	(550,114)	(575,827)
Prepaid expenses and other current assets	(65,102)	(47,471)	(16,516)
Accounts payable	(194,722)	98,735	745,596
Accrued expenses and other liabilities	(25,409)	(37,328)	388,597
Income taxes	(37,517)	(14,642)	(6,522)
Other	(6,750)	(7,494)	(3,611)
Net cash provided by (used in) operating activities	1,984,555	2,865,811	3,876,159
Cash flows from investing activities:
Purchases of property and equipment	(1,560,582)	(1,070,460)	(1,027,963)
Proceeds from sales of property and equipment	5,236	4,903	3,053
Net cash provided by (used in) investing activities	(1,555,346)	(1,065,557)	(1,024,910)
Cash flows from financing activities:
Issuance of long-term obligations	2,296,053	—	1,494,315
Repayments of long-term obligations	(911,330)	(6,402)	(4,640)
Net increase (decrease) in commercial paper outstanding	1,447,600	54,300	(425,200)
Borrowings under revolving credit facilities	—	—	300,000
Repayments of borrowings under revolving credit facilities	—	—	(300,000)
Costs associated with issuance of debt	(16,925)	(2,268)	(13,574)
Repurchases of common stock	(2,748,014)	(2,549,669)	(2,466,434)
Payments of cash dividends	(493,726)	(392,188)	(355,926)
Other equity and related transactions	33,880	64,225	56,467
Net cash provided by (used in) financing activities	(392,462)	(2,832,002)	(1,714,992)
Net increase (decrease) in cash and cash equivalents	36,747	(1,031,748)	1,136,257
Cash and cash equivalents, beginning of period	344,829	1,376,577	240,320
Cash and cash equivalents, end of period	$381,576	$344,829	$1,376,577
Supplemental cash flow information:
Cash paid for:
Interest	$195,312	$159,803	$128,211
Income taxes	$500,814	$568,267	$721,570
Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$1,836,718	$1,778,564	$1,721,530
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$150,694	$143,589	$118,059

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2022, 2021, and 2020, which represent fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, respectively. The Company’s 2022 accounting period was comprised of 53 weeks, and the 2021 and 2020 accounting periods were each comprised of 52 weeks. The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

The Company sells general merchandise on a retail basis through 19,104 stores (as of February 3, 2023) in 47 states with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. As of February 3, 2023, the Company operated 19 distribution centers for non-refrigerated products, ten cold storage distribution centers, and two combination distribution centers which have both refrigerated and non-refrigerated products. The Company leases 14 of these facilities and the remainder are owned.

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

Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $157.3 million and $133.9 million at February 3, 2023 and January 28, 2022, respectively.

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

The excess of current cost over LIFO cost was approximately $813.6 million and $296.3 million at February 3, 2023 and January 28, 2022, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision of $517.3 million in 2022,

$180.4 million in 2021, and $5.1 million in 2020, which is included in cost of goods sold in the consolidated statements of income.

The Company purchases its merchandise from a wide variety of suppliers. The Company’s two largest suppliers accounted for approximately 10% and 8%, respectively, of the Company’s purchases in 2022.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets include amounts receivable for certain vendor rebates and other miscellaneous receivables (primarily those expected to be collected in cash), and prepaid amounts for SAAS fees, maintenance, business licenses and insurance.

Property and equipment

Property and equipment acquired is recorded at cost. The Company records depreciation and amortization on a straight-line basis over the assets’ estimated useful lives. Amounts included in the Company’s property and equipment balances and their estimated lives are summarized as follows:

				February 3,	January 28,
(In thousands)	Life			2023	2022
Land	Indefinite			$230,814	$227,085
Land improvements		20		98,567	96,402
Buildings	39	-	40	1,561,440	1,446,126
Leasehold improvements		(a)		1,011,788	889,782
Furniture, fixtures and equipment	3	-	10	5,714,456	4,984,534
Construction in progress				313,615	131,073
Right of use assets - finance leases	Various			215,052	162,772
				9,145,732	7,937,774
Less accumulated depreciation and amortization				(3,909,423)	(3,591,647)
Net property and equipment				$5,236,309	$4,346,127

(a)	Depreciated over the lesser of the life of the applicable lease term or the estimated useful life of the asset.

Depreciation and amortization expense related to property and equipment was approximately $717.8 million, $635.9 million and $569.3 million for 2022, 2021 and 2020, respectively. Interest on borrowed funds during the construction of property and equipment is capitalized where applicable. Interest costs of $4.8 million, $1.2 million, and less than $0.1 million were capitalized in 2022, 2021 and 2020, respectively.

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

The Company recorded impairment charges included in SG&A expense of approximately $2.1 million in 2022, $2.6 million in 2021 and $2.7 million in 2020, to reduce the carrying value of certain of its stores’ assets. Such action was deemed necessary based on the Company’s evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in the carrying value of the assets exceeding the estimated undiscounted future cash flows generated by the assets at these locations.

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

Other assets

Noncurrent Other assets consist primarily of investments and qualifying prepaid expenses for maintenance, and utility and other deposits.

Accrued expenses and other liabilities

Accrued expenses and other consist of the following:

	February 3,	January 28,
(In thousands)	2023	2022
Compensation and benefits	$214,472	$215,355
Self-insurance reserves	136,911	127,719
Taxes (other than taxes on income)	296,343	324,438
Other	389,193	381,627
	$1,036,919	$1,049,139

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

Other liabilities

Other liabilities primarily consists of self-insurance which equaled $137.8 million in 2022 and $129.7 million in 2021.

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

The Company recognizes gift card sales revenue at the time of redemption. The liability for gift cards is established for the cash value at the time of purchase of the gift card. The liability for outstanding gift cards was approximately $10.7 million and $9.7 million at February 3, 2023 and January 28, 2022, respectively, and is recorded in Accrued expenses and other liabilities. Estimated breakage revenue, a percentage of gift cards that will never be redeemed based on historical redemption rates, is recognized over time in proportion to actual gift card redemptions. The Company recorded breakage revenue of $2.3 million, $1.7 million and $1.3 million in 2022, 2021 and 2020, respectively.

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected in SG&A expenses net of earned cooperative advertising amounts provided by vendors which are specific, incremental and otherwise qualifying expenses related to the promotion or sale of vendor products for dollar amounts up to but not exceeding actual incremental costs. Advertising costs were $126.0 million, $117.2 million and $107.4 million in

2022, 2021 and 2020, respectively. These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, and in-store signage. Vendor funding for cooperative advertising offset reported expenses by $33.4 million, $34.3 million and $33.4 million in 2022, 2021 and 2020, respectively.

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

Accounting standards

In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards updates pertaining to reference rate reform. This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of LIBOR, related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations, financial position or cash flows.

In September 2022, the FASB issued new required disclosures for supplier finance programs. This is intended to enhance the transparency about the use of supplier finance programs for investors. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with the exception of the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The amendments should be applied retrospectively to each period in which a balance sheet is presented, except for disclosure of rollforward information, which should be applied prospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations, financial position or cash flows.

2.Earnings per share

Earnings per share is computed as follows (in thousands except per share data):

	2022
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$2,415,989	225,148	$10.73
Effect of dilutive share-based awards		1,149
Diluted earnings per share	$2,415,989	226,297	$10.68

	2021
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$2,399,232	234,261	$10.24
Effect of dilutive share-based awards		1,551
Diluted earnings per share	$2,399,232	235,812	$10.17

	2020
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$2,655,050	248,171	$10.70
Effect of dilutive share-based awards		1,905
Diluted earnings per share	$2,655,050	250,076	$10.62

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were approximately 0.1 million, 0.1 million and 0.2 million in 2022, 2021 and 2020, respectively.

3.Income taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2022	2021	2020
Current:
Federal	$400,752	$472,913	$614,207
Foreign	279	384	127
State	63,562	76,261	100,002
	464,593	549,558	714,336
Deferred:
Federal	195,529	93,114	32,433
Foreign	(24)	(38)	(104)
State	40,527	21,283	2,665
	236,032	114,359	34,994
	$700,625	$663,917	$749,330

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2022		2021		2020
U.S. federal statutory rate on earnings before income taxes	$654,489	21.0%	$643,262	21.0%	$714,920	21.0%
State income taxes, net of federal income tax benefit	82,134	2.6	77,086	2.5	81,117	2.4
Jobs credits, net of federal income taxes	(37,639)	(1.2)	(39,936)	(1.3)	(27,479)	(0.8)
Other, net	1,641	0.1	(16,495)	(0.5)	(19,228)	(0.6)
	$700,625	22.5%	$663,917	21.7%	$749,330	22.0%

The effective income tax rate for 2022 was 22.5% compared to a rate of 21.7% for 2021 which represents a net increase of 0.8 percentage points. The effective income tax rate was higher in 2022 primarily due to decreased income tax benefits associated with stock-based compensation compared to 2021.

The effective income tax rate for 2021 was 21.7% compared to a rate of 22.0% for 2020 which represents a net decrease of 0.3 percentage points. The effective income tax rate was lower in 2021 primarily due to increased income tax benefits associated with federal tax credits partially offset by a higher state effective tax rate in 2021 compared to 2020.

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 3,	January 28,
(In thousands)	2023	2022
Deferred tax assets:
Deferred compensation expense	$12,029	$11,563
Accrued expenses	7,274	26,984
Accrued rent	473	552
Lease liabilities	2,760,588	2,617,954
Accrued insurance	7,514	6,971
Accrued incentive compensation	26,534	30,716
Share based compensation	15,309	16,605
Interest rate hedges	31	383
Tax benefit of income tax and interest reserves related to uncertain tax positions	77	79
State and foreign tax net operating loss carry forwards, net of federal tax	4,279	903
State tax credit carry forwards, net of federal tax	7,812	6,973
Other	22,756	16,715
	2,864,676	2,736,398
Less valuation allowances, net of federal income taxes	(9,001)	(5,235)
Total deferred tax assets	2,855,675	2,731,163
Deferred tax liabilities:
Property and equipment	(684,468)	(572,286)
Lease assets	(2,728,507)	(2,588,709)
Inventories	(176,798)	(68,780)
Trademarks	(307,734)	(310,011)
Prepaid insurance	(17,870)	(15,278)
Other	(1,204)	(1,353)
Total deferred tax liabilities	(3,916,581)	(3,556,417)
Net deferred tax liabilities	$(1,060,906)	$(825,254)

The Company has state tax credit carryforwards of approximately $7.8 million (net of federal benefit) that will expire beginning in 2023 through 2027 and the Company has approximately $13.5 million of state apportioned net operating loss carryforwards, which will begin to expire in 2029 and will continue through 2041.

The Company has a valuation allowance for certain state tax credit carryforwards and foreign net operating loss carryforwards, in the amount of $9.0 million and $5.2 million (net of federal benefit) which increased income tax expense by $3.8 million and $1.1 million in 2022 and 2021, respectively. Management believes that the results from operations will not generate sufficient taxable income to realize these deferred tax assets before they expire.

Management believes that it is more likely than not that the Company’s results of operations and its existing deferred tax liabilities will generate sufficient taxable income to realize the remaining deferred tax assets.

The Company’s 2018 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2019 through 2021 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, with few exceptions, the Company’s 2019 and later tax years remain open for examination by the various state taxing authorities.

As of February 3, 2023, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $8.0 million, $0.3 million and $0.0 million, respectively, for a total of $8.3 million. As of January 28, 2022, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $6.2 million, $0.2 million and $0.0 million, respectively, for a total of $6.4 million. These totals are reflected in noncurrent Other liabilities in the consolidated balance sheets.

The Company’s reserve for uncertain tax positions is expected to be reduced by $2.4 million in the coming twelve months as a result of expiring statutes of limitations or settlements. As of February 3, 2023 and January 28, 2022, approximately $8.0 million and $6.2 million, respectively, of the uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The amounts associated with uncertain tax positions included in income tax expense consists of the following:

(In thousands)	2022	2021	2020
Income tax expense (benefit)	$1,797	$(1,311)	$2,411
Income tax related interest expense (benefit)	28	(281)	104
Income tax related penalty expense (benefit)	—	—	—

A reconciliation of the uncertain income tax positions from January 31, 2020 through February 3, 2023 is as follows:

(In thousands)	2022	2021	2020
Beginning balance	$6,191	$7,502	$5,090
Increases—tax positions taken in the current year	—	—	—
Increases—tax positions taken in prior years	3,499	2,803	3,857
Decreases—tax positions taken in prior years	—	—	(1,445)
Statute expirations	(1,239)	(1,456)	—
Settlements	(463)	(2,658)	—
Ending balance	$7,988	$6,191	$7,502

4.Leases

As of February 3, 2023, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Many of the Company’s store locations are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of up to 15 years. The Company does not control build-to-suit properties during the construction period. Store locations not subject to build-to-suit arrangements are typically shorter-term leases. Certain of the Company’s leased store locations have variable payments based upon actual costs of common area maintenance, real estate taxes and property and liability insurance. In addition, some of the Company’s leased store locations have provisions for variable payments based upon a specified percentage of defined sales volume. The Company’s lease agreements generally do not contain material restrictive covenants.

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

Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the consolidated balance sheets. At February 3, 2023, the weighted-average remaining lease term for the Company’s leases was 9.6 years, and the weighted average discount rate was 3.9%. For 2022, 2021 and 2020, operating lease cost of $1.61 billion, $1.49 billion and $1.38 billion, respectively, and variable lease cost of $0.31 billion, $0.28 billion and $0.26 billion, respectively, were reflected as selling, general and administrative expenses in the consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities of $1.62 billion, $1.5 billion and $1.39 billion, respectively, were reflected in cash flows from operating activities in the consolidated statements of cash flows for 2022, 2021 and 2020.

The scheduled maturity of the Company’s operating lease liabilities is as follows:

(In thousands)
2023	$1,675,193
2024	1,619,954
2025	1,518,975
2026	1,396,714
2027	1,255,062
Thereafter	5,271,366
Total lease payments (a)	12,737,264
Less imputed interest	(2,085,564)
Present value of lease liabilities	$10,651,700
a)	Excludes approximately $481.0 million of legally binding minimum lease payments for leases signed which have not yet commenced.

5.Current and long-term obligations

Consolidated current and long-term obligations consist of the following:

	February 3,	January 28,
(In thousands)	2023	2022
Revolving Facility	$—	$—
364-Day Revolving Facility	—	—
3.250% Senior Notes due April 15, 2023 (net of discount of $0 and $319)	—	899,681
4.250% Senior Notes due September 20, 2024 (net of discount of $563 and $0)	749,437	—
4.150% Senior Notes due November 1, 2025 (net of discount of $249 and $332)	499,751	499,668
3.875% Senior Notes due April 15, 2027 (net of discount of $207 and $251)	599,793	599,749
4.625% Senior Notes due November 1, 2027 (net of discount of $495 and $0)	549,505	—
4.125% Senior Notes due May 1, 2028 (net of discount of $287 and $336)	499,713	499,664
3.500% Senior Notes due April 3, 2030 (net of discount of $504 and $564)	952,440	988,990
5.000% Senior Notes due November 1, 2032 (net of discount of $2,346 and $0)	697,654	—
4.125% Senior Notes due April 3, 2050 (net of discount of $4,766 and $4,857)	495,234	495,143
5.500% Senior Notes due November 1, 2052 (net of discount of $292 and $0)	299,708	—
Unsecured commercial paper notes	1,501,900	54,300
Other	200,695	159,525
Debt issuance costs, net	(36,431)	(24,652)
Long-term obligations	$7,009,399	$4,172,068

At February 3, 2023, the existing senior unsecured revolving credit facility (the “Revolving Facility”) had a commitment of $2.0 billion that provides for the issuance of letters of credit up to $100.0 million and is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10% or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of February 3, 2023 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of February 3, 2023, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Company entered into a 364-day $750 million unsecured revolving credit facility (the “364-Day Revolving Facility”) on January 31, 2023, which will expire on January 30, 2024. At February 3, 2023, the 364-Day Revolving Facility had no outstanding borrowing.

Borrowings under the 364-Day Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The Company is also required to pay a facility fee to the lenders under the 364-Day Revolving Facility for any used and unused commitments. As of February 3, 2023, the applicable interest rate margin for Adjusted Term SOFR loans was 1.035% and the facility fee rate was 0.09%. The applicable interest rate margins for borrowings and the facility fees under the 364-Day Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Revolving Facility and the 364-Day Revolving Facility contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and its subsidiaries’) ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Revolving Facility and the 364-Day Revolving Facility also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 3, 2023, the Company was in compliance with all such covenants. Both facilities also contain customary events of default.

As of February 3, 2023, the Company had no outstanding borrowings, no outstanding letters of credit, and borrowing availability of $2.0 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute liquidity of $0.3 billion. As of February 3, 2023, under the 364-Day Revolving Facility, the Company had no outstanding borrowings and borrowing availability of $750 million. At February 3, 2023, the Company had combined availability under the credit facilities of $1.0 billion. In addition, the Company had outstanding letters of credit of $39.7 million which were issued pursuant to separate agreements.

As of February 3, 2023, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of February 3, 2023, the Company’s consolidated balance sheet reflected outstanding CP Notes of $1.5 billion. CP Notes totaling $230.8 million were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the consolidated balance sheets.

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

Collectively, the Company’s Senior Notes due 2024, 2025, April 2027, November 2027, 2028, 2030, 2032, 2050 and 2052 comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). The Company may redeem some or all of its Senior Notes at any time at redemption prices set forth in the Senior Indenture. Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

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

Scheduled debt maturities at February 3, 2023 for the Company’s fiscal years listed below are as follows (in thousands): 2023 - $1,516,478; 2024 - $764,355; 2025 - $514,524; 2026 - $14,378; 2027 - $1,164,532; thereafter - $3,128,329.

6.Assets and liabilities measured at fair value

The following table presents the Company’s assets and liabilities required to be measured at fair value as of February 3, 2023, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	February 3,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2023
Liabilities:
Long-term obligations (a)	$5,223,916	$1,702,595	$—	$6,926,511
Deferred compensation (b)	45,794	—	—	45,794
(a)	Included in the consolidated balance sheet at book value as Long-term obligations of $7,009,399.
(b)	Reflected at fair value in the consolidated balance sheet as a component of Accrued expenses and other current liabilities of $6,879 and a component of noncurrent Other liabilities of $38,915.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of February 3, 2023.

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

On January 20, 2023, a lawsuit entitled Brent Conforti, et al. v. Jeffrey C. Owen, et al. was filed in the United States District Court for the Middle District of Tennessee (Case No. 3:23-CV-00059) (“Conforti”) in which the plaintiff shareholder, purportedly on behalf and for the benefit of the Company, alleges that each of the Company’s directors violated their fiduciary duties by failing to implement and maintain a system of controls regarding the Company’s workplace safety practices. The plaintiff also alleges corporate waste and, as to the Company’s former CEO, Mr. Vasos, unjust enrichment. On February 13, 2023, the plaintiff amended the complaint to add breach of fiduciary duty allegations against certain officers of the Company, including Messrs. Owen, Vasos, Garratt, Sunderland and Wenkoff and Mss. R. Taylor and Elliott, and to expand the unjust enrichment claim to include all individual director and officer defendants (the “Individual Defendants”). The plaintiff seeks both non-monetary and monetary relief for the benefit of the Company. The Company and the Individual Defendants intend to seek dismissal of the Conforti action.

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

A participant’s right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2022, 2021 and 2020, the Company expensed approximately $35.7 million, $34.0 million and $30.1 million, respectively, for matching contributions.

The Company also has a compensation deferral plan (“CDP”) and a nonqualified supplemental retirement plan (“SERP”), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and other key employees. The Company incurred compensation expense for these plans of approximately $1.2 million in 2022, $1.3 million in 2021 and $0.9 million in 2020.

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

The weighted average for key assumptions used in determining the fair value of all stock options granted in the years ended February 3, 2023, January 28, 2022, and January 29, 2021, and a summary of the methodology applied to develop each assumption, are as follows:

	February 3,	January 28,	January 29,
	2023	2022	2021
Expected dividend yield	1.0%	0.9%	0.9%
Expected stock price volatility	25.4%	26.5%	26.4%
Weighted average risk-free interest rate	2.4%	0.8%	0.7%
Expected term of options (years)	4.8	4.9	5.2

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

A summary of the Company’s stock option activity during the year ended February 3, 2023 is as follows:

		Average	Remaining
	Options	Exercise	Contractual	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Price	Term in Years	Value
Balance, January 28, 2022	2,347,510	$133.62
Granted	813,165	219.82
Exercised	(514,264)	115.84
Canceled or expired	(124,115)	183.61
Balance, February 3, 2023	2,522,296	$162.58	7.1	$168,452
Exercisable at February 3, 2023	973,457	$110.74	5.2	$114,248

The weighted average grant date fair value per share of options granted was $52.06, $42.89 and $34.60 during 2022, 2021 and 2020, respectively. The intrinsic value of options exercised during 2022, 2021 and 2020, was $62.7 million, $132.3 million and $116.1 million, respectively.

The number of performance share unit awards earned is based upon the Company’s financial performance as specified in the award agreement. A summary of performance share unit award activity during the year ended February 3, 2023 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, January 28, 2022	337,243
Granted	169,657
Converted to common stock	(184,603)
Canceled	(7,400)
Balance, February 3, 2023	314,897	$71,825

All performance share unit awards at February 3, 2023 are unvested, and the number of such awards which will ultimately vest will be based in part on the Company’s financial performance in future years. The weighted average grant date fair value per share of performance share units granted was $214.25, $193.55 and $154.53 during 2022, 2021 and 2020, respectively.

A summary of restricted stock unit award activity during the year ended February 3, 2023 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, January 28, 2022	307,118
Granted	222,420
Converted to common stock	(146,834)
Canceled	(45,455)
Balance, February 3, 2023	337,249	$76,923

The weighted average grant date fair value per share of restricted stock units granted was $223.51, $193.76 and $155.73 during 2022, 2021 and 2020, respectively.

At February 3, 2023, the total unrecognized compensation cost related to unvested stock-based awards was $119.6 million with an expected weighted average expense recognition period of 2.1 years.

The fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in income before and net of income taxes as follows:

	Stock	Performance	Restricted
(In thousands)	Options	Share Units	Stock Units	Total
Year ended February 3, 2023
Pre-tax	$20,502	$26,920	$25,249	$72,671
Net of tax	$15,893	$20,868	$19,573	$56,334
Year ended January 28, 2022
Pre-tax	$21,452	$33,234	$23,492	$78,178
Net of tax	$15,853	$24,560	$17,361	$57,774
Year ended January 29, 2021
Pre-tax	$19,933	$27,388	$21,288	$68,609
Net of tax	$14,730	$20,240	$15,732	$50,702

10.Segment reporting

The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company’s business. As of February 3, 2023, all of the Company’s retail store operations were located within the United States. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(in thousands)	2022	2021	2020
Classes of similar products:
Consumables	$30,155,218	$26,258,605	$25,906,685
Seasonal	4,182,815	4,182,165	4,083,650
Home products	2,332,411	2,322,367	2,209,950
Apparel	1,174,419	1,457,312	1,546,554
Net sales	$37,844,863	$34,220,449	$33,746,839

11.Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. On August 24, 2022, the Company’s Board of Directors authorized a $2.0 billion increase to the existing common stock repurchase program, bringing the cumulative total authorized under the program since its inception to $16.0 billion. The repurchase authorization has no expiration date and allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings including under the Company’s Revolving Facility, 364-Day Revolving Facility and issuance of CP Notes discussed in further detail in Note 5.

During the years ended February 3, 2023, January 28, 2022, and January 29, 2021, the Company repurchased approximately 11.6 million shares of its common stock at a total cost of $2.7 billion, approximately 12.1 million shares of its common stock at a total cost of $2.5 billion, and approximately 12.3 million shares of its common stock at a total cost of $2.5 billion, respectively, pursuant to its common stock repurchase program.

The Company paid quarterly cash dividends of $0.55 per share in 2022. In March 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.59 per share, which is payable on or before April 25, 2023 to shareholders of record on April 11, 2023. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of February 3, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dollar General Corporation and subsidiaries’ internal control over financial reporting as of February 3, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dollar General Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated March 24, 2023, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

March 24, 2023

(d) Changes in Internal Control Over Financial Reporting. There have been no changes during the quarter ended February 3, 2023 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)Amendment to Bylaws. On March 23, 2023, our Board of Directors approved an amendment and restatement of the Company’s Bylaws, effective March 23, 2023 (as so amended and restated, the “Bylaws”). Among other things, the amendments to the Bylaws provide that:

●	if a shareholder intends to engage in a solicitation with respect to a nomination pursuant to Section 10 of Article 1 of the Bylaws, the notice to be furnished to the Company by such shareholder must include (i) a statement disclosing the name of each participant in such solicitation (as defined in Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and (ii) a representation that such shareholder intends to deliver a proxy statement and form of proxy to holders of at least the percentage of our outstanding shares required under Rule 14a-19 under the Exchange Act;
●	if any shareholder provides notice of a proposed nomination for election to our Board of Directors pursuant to Rule 14a-19 under the Exchange Act, such shareholder shall deliver to the Company reasonable evidence that it has met the requirements of Rule 14a-19 under the Exchange Act to be delivered to the Secretary of the Company no later than five business days before the date of the meeting;
●	if any shareholder provides notice of a proposed nomination for election to the Board of Directors pursuant to Rule 14a-19 under the Exchange Act and subsequently fails to comply with any requirements of Rule 14a-19 under the Exchange Act or any other rules or regulations thereunder, the Company shall disregard any proxies or votes solicited for such nominee; and
●	any shareholder directly or indirectly soliciting proxies from other shareholders must use a proxy card color other than white, which shall be reserved for the exclusive use by our Board of Directors.

In addition, the amendments to the Bylaws require certain additional background information and disclosures as well as other administrative and conforming revisions.

The complete text of the Bylaws, as well as a marked copy of such document illustrating the changes made thereto, are attached hereto as Exhibits 3.2 and 3.2(1). The foregoing descriptions are summaries only, do not purport to be complete, and are qualified in their entirety by reference to the complete text of the Bylaws which are attached as Exhibit 3.2 and incorporated herein by reference.

(b)Consulting Agreement with Mr. Vasos. As previously announced, our former Chief Executive Officer, Todd Vasos, will retire from employment with the Company effective April 2, 2023. On March 23, 2023, the Company entered into a Consulting Agreement with Mr. Vasos (the “Consulting Agreement”) pursuant to which Mr. Vasos will provide such consulting services as may be reasonably requested by our Board of Directors or our Chief Executive Officer for a term beginning on April 2, 2023 and terminating at 11:59 p.m. Central Time on April 2, 2025, unless earlier terminated pursuant to the terms of the Consulting Agreement. The Consulting Agreement also extends the “Restricted Period” for purposes of the business protection provisions (Sections 16 through 20) of the Employment Agreement by and between the Company and Mr. Vasos, effective June 3, 2021, and as amended effective November 1, 2022, which provide for various non-disclosure, non-competition, non-solicitation and non-interference obligations, from two years to three years.

The consulting services provided under the Consulting Agreement are intended to satisfy the transition services requirements contemplated by the early retirement provisions of the agreements governing certain stock option and performance share unit awards granted to Mr. Vasos in 2020 and 2021 (the “Equity Award Agreements”). The continued equity vesting pursuant to the terms of such early retirement provisions in the Equity Award Agreements constitutes consideration for the consulting services to be provided under the Consulting Agreement, and therefore Mr. Vasos will receive no additional compensation for the consulting services. Mr. Vasos’s service on our Board of Directors is separate from and not subject to the Consulting Agreement, and therefore his fees for such service on the Board of Directors shall be determined under our normal processes and procedures for determining non-employee director compensation.

If Mr. Vasos terminates the Consulting Agreement prior to the end of the minimum consulting periods required by the early retirement provisions in the Equity Award Agreements, it shall constitute noncompliance with the consulting requirements in such early retirement provisions, and any unvested portion of the equity awards under the Equity Award Agreements shall immediately and automatically terminate and be forfeited, and any vested portion of the equity awards that vested following Mr. Vasos’s retirement date shall be subject to clawback as provided in the Equity Award Agreements.

(c) Matter Pertaining to the Board of Directors. On March 22, 2023, William C. Rhodes, III, communicated to the Board of Directors of the Company his decision not to stand for re-election to the Board of Directors at the Company’s Annual Meeting of Shareholders to be held on May 31, 2023. Mr. Rhodes’s decision was not related to any disagreement with the Company on any matter relating to its operations, policies or practices.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees is contained under the captions “Who are the nominees this year” and “Are there any family relationships between any of the directors, executive officers or nominees,” in each case under the heading “Proposal 1: Election of Directors” in our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders to be held on May 31, 2023 (the “2023 Proxy Statement”), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers,” which information under such caption is incorporated herein by reference.

(b) Compliance with Section 16(a) of the Exchange Act. Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption “Delinquent Section 16(a) Reports” under the heading “Security Ownership” in the 2023 Proxy Statement, which information under such caption is incorporated herein by reference.

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

(d) Procedures for Shareholders to Recommend Director Nominees. On March 23, 2023, we amended our Bylaws principally to add procedural and information requirements pursuant to Rule 14a-19 (the “Universal Proxy Rule”) of the Securities Exchange Act of 1934, as amended. Pursuant to our Bylaws, any notice of a director nomination submitted to us, other than through the “proxy access” provisions set forth in Article I, Section 12 of our Bylaws, must include the additional information required by the Universal Proxy Rule. See "Item 9B. Other Information” for additional information.

(e) Audit Committee Information. The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the audit committee are William C. Rhodes, III, Warren F. Bryant, Ana M. Chadwick, and Debra A. Sandler. Information required by this Item 10 regarding persons determined by our Board of Directors to be audit committee financial experts is contained under the caption “Does an audit committee financial expert serve on the Audit Committee,” under the heading “Corporate Governance” in the 2023 Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation” in the 2023 Proxy Statement, which information under such captions (but not including information under the “Pay Versus Performance” heading under the caption “Executive Compensation”) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plan Information. The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of February 3, 2023:

Number of
securities remaining
available for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,308,807	162.58	10,665,844
Equity compensation plans not approved by security holders	—	—	—
Total(1)	3,308,807	$162.58	10,665,844
(1)	Column (a) consists of shares of common stock issuable upon exercise of outstanding options and upon vesting and payment of outstanding restricted stock units, performance share units and deferred shares, including any dividend equivalents accrued thereon, under the 2021 Stock Incentive Plan and the Amended and Restated 2007 Stock Incentive Plan. Restricted stock units, performance share units, deferred shares and dividend equivalents are settled for shares of common stock on a one-for-one basis and have no exercise price. Accordingly, they have been excluded for purposes of computing the weighted-average exercise price in column (b). Column (c) consists of shares remaining available for future grants pursuant to the 2021 Stock Incentive Plan, whether in the form of options, stock appreciation rights, stock, restricted stock, restricted stock units, performance share units or other stock-based awards.

(b) Other Information. The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Officers and Directors,” in each case under the caption “Security Ownership” in the 2023 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2023 Proxy Statement, which information under such caption is incorporated herein by reference.

The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2023 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2023 Proxy Statement, which information under such caption is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023)

3.2(1)	Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023) (redline version of amended sections)

4.1

Form of 4.250% Senior Notes due 2024 (included in Exhibit 4.16) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.2

Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.11) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.3

Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.12) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.4

Form of 4.625% Senior Notes due 2027 (included in Exhibit 4.17) (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.5

Form of 4.125% Senior Notes due 2028 (included in Exhibit 4.13) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.6

Form of 3.500% Senior Notes due 2030 (included in Exhibit 4.14) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.7

Form of 5.000% Senior Notes due 2032 (included in Exhibit 4.18) (incorporated by reference to Exhibit 4.5 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.8

Form of 4.125% Senior Notes due 2050 (included in Exhibit 4.15) (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.9

Form of 5.500% Senior Notes due 2052 (included in Exhibit 4.19) (incorporated by reference to Exhibit 4.7 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.10

Indenture, dated as of July 12, 2012, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))

4.11

Fifth Supplemental Indenture, dated as of October 20, 2015, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.12

Sixth Supplemental Indenture, dated as of April 11, 2017, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.13

Seventh Supplemental Indenture, dated as of April 10, 2018, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.14

Eighth Supplemental Indenture, dated as of April 3, 2020, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.15

Ninth Supplemental Indenture, dated as of April 3, 2020, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.16

Tenth Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.17

Eleventh Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.18

Twelfth Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.5 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.19

Thirteenth Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.7 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.20

Amended and Restated Credit Agreement, dated as of December 2, 2021, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated December 2, 2021, filed with the SEC on December 3, 2021 (file no. 001-11421))

4.21

Amendment No. 1 to the Credit Agreement, dated as of January 31, 2023, among Dollar General Corporation, as borrower, Citibank N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated January 31, 2023, filed with the SEC on February 1, 2023 (file no. 001-11421))

4.22

364-Day Credit Agreement, dated as of January 31, 2023, by and among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated January 31, 2023, filed with the SEC on February 1, 2023 (file no. 001-11421))

4.23

Material terms of outstanding securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, as required by Item 202(a)-(d) and (f) of Regulation S-K (incorporated by reference to Exhibit 4.15 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))

10.1

Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (adopted November 30, 2016 and approved by shareholders on May 31, 2017) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016, filed with the SEC on December 1, 2016 (file no. 001-11421))*

10.2

Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Appendix A to Dollar General Corporation’s 2021 Definitive Proxy Statement, filed with the SEC on April 1, 2021 (file no.001-11421))*

10.3

Form of Stock Option Award Agreement (approved March 20, 2012) for annual awards beginning March 2012 and prior to March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))*

10.4

Form of Stock Option Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))*

10.5

Form of Stock Option Award Agreement (approved March 16, 2016) for annual awards beginning March 2016 and prior to March 2017 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.6

Form of Stock Option Award Agreement (approved March 22, 2017) for annual awards beginning March 2017 and prior to March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.7

Form of Stock Option Award Agreement (approved March 21, 2018) for annual awards beginning March 2018 and prior to March 2021 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.8

Form of Stock Option Award Agreement (approved March 16, 2021) for annual awards beginning March 2021 and prior to March 2022 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.9

Form of Stock Option Award Agreement (approved March 15, 2022) for annual awards beginning March 2022 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))*

10.10

Form of Stock Option Award Agreement (approved August 26, 2014) for awards beginning December 2014 and prior to May 2016 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))*

10.11

Form of Stock Option Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to March 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))*

10.12

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to December 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.13

Form of Stock Option Award Agreement (approved December 5, 2017) for awards beginning December 2017 and prior to March 2021 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2017, filed with the SEC on December 7, 2017 (file no. 001-11421))*

10.14

Form of Stock Option Award Agreement (approved March 16, 2021) for awards beginning March 2021 and prior to August 2021 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.15

Form of Stock Option Award Agreement (approved August 24, 2021) for awards beginning August 2021 and prior to May 2022 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2021, filed with the SEC on August 26, 2021 (file no. 001-11421))*

10.16

Form of Stock Option Award Agreement (approved May 24, 2022) for awards beginning May 2022 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2022, filed with the SEC on May 26, 2022 (file no. 001-11421))*

10.17

Form of Performance Share Unit Award Agreement (approved March 17, 2020) for 2020 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))*

10.18

Form of Performance Share Unit Award Agreement (approved March 16, 2021) for 2021 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.19

Form of Performance Share Unit Award Agreement (approved March 15, 2022) for awards beginning March 2022 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))*

10.20

Form of Restricted Stock Unit Award Agreement (approved March 21, 2018) for awards beginning March 2018 and prior to March 2021 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.21

Form of Restricted Stock Unit Award Agreement (approved March 16, 2021) for 2021 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.22

Form of Restricted Stock Unit Award Agreement (approved March 15, 2022) for awards beginning March 2022 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))*

10.23

Form of Restricted Stock Unit Award Agreement for awards prior to May 2011 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))

10.24

Form of Restricted Stock Unit Award Agreement (approved May 24, 2011) for awards beginning May 2011 and prior to May 2014 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421))

10.25

Form of Restricted Stock Unit Award Agreement (approved May 28, 2014) for awards beginning May 2014 and prior to February 2015 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001-11421))

10.26

Form of Restricted Stock Unit Award Agreement (approved December 3, 2014) for awards beginning February 2015 and prior to May 2016 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.27

Form of Restricted Stock Unit Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to May 2017 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))

10.28

Form of Restricted Stock Unit Award Agreement (approved May 30, 2017) for awards beginning May 2017 and prior to May 2021 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2017, filed with the SEC on June 1, 2017 (file no. 001-11421))

10.29

Form of Restricted Stock Unit Award Agreement (approved May 25, 2021) for May 2021 awards to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, filed with the SEC on May 27, 2021 (file no. 001-11421))

10.30

Form of Restricted Stock Unit Award Agreement (approved May 24, 2022) for annual awards beginning May 2022 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2022, filed with the SEC on May 26, 2022 (file no. 001-11421))

10.31

Form of Restricted Stock Unit Award Agreement (approved August 23, 2022) for awards beginning August 2022 to new non-employee directors of Dollar General Corporation other than annual awards pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2022, filed with the SEC on August 25, 2022) (file no. 001-11421))

10.32

Form of Restricted Stock Unit Award Agreement (approved January 26, 2016) for awards beginning February 1, 2016 and prior to November 28, 2018 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

10.33

Form of Restricted Stock Unit Award Agreement (approved November 28, 2018) for awards beginning after November 28, 2018 and prior to January 31, 2022 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2018, filed with the SEC on December 4, 2018 (file no. 001-11421))

10.34

Form of Restricted Stock Unit Award Agreement (approved January 20, 2022) for awards beginning January 31, 2022 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))

10.35

Form of Stock Option Award Agreement for awards to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))

10.36

Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.37

First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.38

Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001-11421))*

10.39

Dollar General Corporation Non-Employee Director Deferred Compensation Plan (approved December 3, 2014) (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.40

Form of Dollar General Corporation Teamshare Incentive Program for Named Executive Officers for fiscal year 2022 (incorporated by reference to Exhibit 10.39 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))*

10.41	Form of Dollar General Corporation Teamshare Incentive Program for Named Executive Officers for use beginning fiscal year 2023*

10.42

Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.36 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.43

Dollar General Corporation Executive Relocation Policy, as amended (effective November 29, 2022) (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2022, filed with the SEC on December 1, 2022) (file no. 001-11421))*

10.44

Summary of Non-Employee Director Compensation effective February 4, 2023 (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2022, filed with the SEC on December 1, 2022 (file no. 001-11421))

10.45

Employment Agreement between Dollar General Corporation and Jeffery C. Owen, effective November 1, 2022 (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2022, filed with the SEC on July 12, 2022 (file no. 001-11421))*

10.46

Form of Stock Option Award Agreement between Dollar General Corporation and Jeffery C. Owen for November 1, 2022 award (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended on July 29, 2022, filed with the SEC on August 25, 2022 (file no. 001-11421))*

10.47

Employment Agreement, effective June 3, 2021, between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the SEC on June 1, 2021 (file no. 001-11421))*

10.48

Amendment to Employment Agreement by and between Dollar General Corporation and Todd J. Vasos, effective November 1, 2022 (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated August 23, 2022, filed with the SEC on August 25, 2022 (file no. 001-11421))*

10.49	Consulting Agreement by and between Dollar General Corporation and Todd J. Vasos, effective April 2, 2023

10.50

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 17, 2020) for March 17, 2020 award (incorporated by reference to Exhibit 10.38 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))*

10.51

Form of Performance Share Unit Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 17, 2020) for March 17, 2020 award (incorporated by reference to Exhibit 10.39 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))*

10.52

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2021) for March 16, 2021 award (incorporated by reference to Exhibit 10.42 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.53

Form of Performance Share Unit Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2021) for March 16, 2021 award (incorporated by reference to Exhibit 10.43 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.54

Form of COO/Executive Vice President Employment Agreement with attached Schedule of Executive Officers who have executed an employment agreement in the form of COO/Executive Vice President Employment Agreement (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2021, filed with the SEC on April 8, 2021 (file no. 001-11421))*

10.55

Amended Schedule of Executive Officers who have executed an employment agreement in the form of COO/Executive Vice President Employment Agreement filed as Exhibit 10.54 (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2022, filed with the SEC on December 1, 2022 (file no. 001-11421))*

10.56

Amendment to Employment Agreement by and between Dollar General Corporation and John W. Garratt, effective September 1, 2022 (incorporated by reference to Exhibit 99.3 to Dollar General Corporation’s Current Report on Form 8-K dated August 23, 2022, filed with the SEC on August 25, 2022 (file no. 001-11421))*

10.57

Form of Senior Vice President Employment Agreement with attached Schedule of Senior Vice President-level Executive Officers who have executed an employment agreement in the form of Senior Vice President Employment Agreement (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, filed with the SEC on May 27, 2021 (file no. 001-11421))*

10.58

Form of Executive Vice President Employment Agreement with attached Schedule of Executive Vice Presidents who have executed the Executive Vice President Employment Agreement (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2018, filed with the SEC on April 11, 2018 (file no. 001-11421))*

10.59

Amended Schedule of Executive Officers who have executed an employment agreement in the form of Executive Vice President Employment Agreement filed as Exhibit 10.58 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2020, filed with the SEC on December 3, 2020 (file no. 001-11421))*

21	List of Subsidiaries of Dollar General Corporation

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney (included as part of the signature pages hereto)

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101

Interactive data files for Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements

104	The cover page from Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023 (formatted in Inline XBRL and contained in Exhibit 101)
*	Management Contract or Compensatory Plan

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR GENERAL CORPORATION

Date: March 24, 2023	By:	/s/ Jeffery C. Owen
Jeffery C. Owen,
Chief Executive Officer

We, the undersigned directors and officers of the registrant, hereby severally constitute Jeffery C. Owen, John W. Garratt and Anita C. Elliott, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffery C. Owen	Chief Executive Officer & Director	March 24, 2023
JEFFERY C. OWEN	(Principal Executive Officer)

/s/ John W. Garratt	President & Chief Financial Officer	March 24, 2023
JOHN W. GARRATT	(Principal Financial Officer)

/s/ Anita C. Elliott	Senior Vice President & Chief Accounting Officer	March 24, 2023
ANITA C. ELLIOTT	(Principal Accounting Officer)

/s/ Warren F. Bryant	Director	March 24, 2023
WARREN F. BRYANT

/s/ Michael M. Calbert	Director	March 24, 2023
MICHAEL M. CALBERT

/s/ Ana M. Chadwick	Director	March 24, 2023
ANA M. CHADWICK

/s/ Patricia D. Fili-Krushel	Director	March 22, 2023
PATRICIA D. FILI-KRUSHEL

/s/ Timothy I. McGuire	Director	March 24, 2023
TIMOTHY I. MCGUIRE

/s/ William C. Rhodes, III	Director	March 24, 2023
WILLIAM C. RHODES, III

/s/ Debra A. Sandler	Director	March 24, 2023
DEBRA A. SANDLER

/s/ Ralph E. Santana	Director	March 24, 2023
RALPH E. SANTANA

/s/ Todd J. Vasos	Director	March 24, 2023
TODD J. VASOS