Form 10-Q
period 2023-05-05
DOLLAR GENERAL CORP
filed 2023-06-01
CIK 29534

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2023

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

The Registrant had 219,341,145 shares of common stock outstanding on May 26, 2023.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 5,	February 3,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$313,064	$381,576
Merchandise inventories	7,335,845	6,760,733
Income taxes receivable	50,863	135,775
Prepaid expenses and other current assets	355,688	302,925
Total current assets	8,055,460	7,581,009
Net property and equipment	5,420,134	5,236,309
Operating lease assets	10,726,523	10,670,014
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,700	1,199,700
Other assets, net	63,527	57,746
Total assets	$29,803,933	$29,083,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$250,000	$—
Current portion of operating lease liabilities	1,311,753	1,288,939
Accounts payable	3,679,170	3,552,991
Accrued expenses and other	848,757	1,036,919
Income taxes payable	10,999	8,919
Total current liabilities	6,100,679	5,887,768
Long-term obligations	7,028,767	7,009,399
Long-term operating lease liabilities	9,399,833	9,362,761
Deferred income taxes	1,111,434	1,060,906
Other liabilities	227,969	220,761
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	191,921	191,718
Additional paid-in capital	3,701,564	3,693,871
Retained earnings	2,041,118	1,656,140
Accumulated other comprehensive loss	648	43
Total shareholders’ equity	5,935,251	5,541,772
Total liabilities and shareholders' equity	$29,803,933	$29,083,367

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	May 5,	April 29,
	2023	2022
Net sales	$9,342,832	$8,751,352
Cost of goods sold	6,387,358	6,012,989
Gross profit	2,955,474	2,738,363
Selling, general and administrative expenses	2,214,616	1,992,206
Operating profit	740,858	746,157
Interest expense	83,038	39,676
Income before income taxes	657,820	706,481
Income tax expense	143,440	153,824
Net income	$514,380	$552,657
Earnings per share:
Basic	$2.35	$2.42
Diluted	$2.34	$2.41
Weighted average shares outstanding:
Basic	219,193	228,477
Diluted	220,107	229,609

Dividends per share	$0.59	$0.55

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 5,	April 29,
	2023	2022
Net income	$514,380	$552,657
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $86 and $87, respectively	605	190
Comprehensive income	$514,985	$552,847

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balances, February 3, 2023	219,105	$191,718	$3,693,871	$1,656,140	$43	$5,541,772
Net income	—	—	—	514,380	—	514,380
Dividends paid, $0.59 per common share	—	—	—	(129,402)	—	(129,402)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	605	605
Share-based compensation expense	—	—	25,083	—	—	25,083
Other equity and related transactions	231	203	(17,390)	—	—	(17,187)
Balances, May 5, 2023	219,336	$191,921	$3,701,564	$2,041,118	$648	$5,935,251

Balances, January 28, 2022	230,016	$201,265	$3,587,914	$2,473,999	$(1,192)	$6,261,986
Net income	—	—	—	552,657	—	552,657
Dividends paid, $0.55 per common share	—	—	—	(125,262)	—	(125,262)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	190	190
Share-based compensation expense	—	—	26,945	—	—	26,945
Repurchases of common stock	(3,392)	(2,968)	—	(743,805)	—	(746,773)
Other equity and related transactions	373	326	(8,445)	—	—	(8,119)
Balances, April 29, 2022	226,997	$198,623	$3,606,414	$2,157,589	$(1,002)	$5,961,624

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 5,	April 29,
	2023	2022
Cash flows from operating activities:
Net income	$514,380	$552,657
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	201,907	172,563
Deferred income taxes	50,442	81,679
Noncash share-based compensation	25,083	26,945
Other noncash (gains) and losses	28,630	68,585
Change in operating assets and liabilities:
Merchandise inventories	(601,138)	(538,921)
Prepaid expenses and other current assets	(56,866)	(34,482)
Accounts payable	116,363	172,110
Accrued expenses and other liabilities	(176,804)	(116,384)
Income taxes	86,992	64,814
Other	2,126	(50)
Net cash provided by (used in) operating activities	191,115	449,516

Cash flows from investing activities:
Purchases of property and equipment	(363,141)	(281,580)
Proceeds from sales of property and equipment	1,539	736
Net cash provided by (used in) investing activities	(361,602)	(280,844)

Cash flows from financing activities:
Repayments of long-term obligations	(4,505)	(3,034)
Net increase (decrease) in commercial paper outstanding	3,068	705,300
Borrowings under revolving credit facilities	500,000	—
Repayments of borrowings under revolving credit facilities	(250,000)	—
Repurchases of common stock	—	(746,773)
Payments of cash dividends	(129,401)	(125,262)
Other equity and related transactions	(17,187)	(8,119)
Net cash provided by (used in) financing activities	101,975	(177,888)
Net increase (decrease) in cash and cash equivalents	(68,512)	(9,216)
Cash and cash equivalents, beginning of period	381,576	344,829
Cash and cash equivalents, end of period	$313,064	$335,613

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$386,055	$396,628
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$160,510	$141,202

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation (which individually or together with its subsidiaries, as the context requires, is referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP for annual financial statements or those normally made in the Company’s Annual Report on Form 10-K, including the condensed consolidated balance sheet as of February 3, 2023 which was derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2023 fiscal year is scheduled to be a 52-week accounting period ending on February 2, 2024, and the 2022 fiscal year was a 53-week accounting period that ended on February 3, 2023.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of May 5, 2023 and results of operations for the 13-week accounting periods ended May 5, 2023 and April 29, 2022 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $28.1 million and $61.4 million in the respective 13-week periods ended May 5, 2023 and April 29, 2022. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

We utilize supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell our payment obligations to designated third party financial institutions. While the terms of these agreements are between the supplier and the financial institution, the supply chain finance financial institutions allow the participating suppliers to utilize our creditworthiness in establishing credit spreads and associated costs. The Company’s obligations to its suppliers in accounts payable, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. As of May 5, 2023 and February 3, 2023, the obligations outstanding at the end of the reporting period were $269.9 million and $343.6 million, respectively.

In September 2022, the FASB issued new required disclosures for supplier finance programs. This is intended to enhance the transparency about the use of supplier finance programs for investors. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with the exception of the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the required disclosures for this accounting standard update in fiscal 2023, except for the disclosure of rollforward activity, which will be adopted for fiscal year 2024.

In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards updates pertaining to reference rate reform. This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of LIBOR, related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The Company completed its transition from LIBOR to Term SOFR in its credit agreements governing the Facilities in fiscal year 2022 with no material impact to the financial statements.

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended May 5, 2023			13 Weeks Ended April 29, 2022
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$514,380	219,193	$2.35	$552,657	228,477	$2.42
Effect of dilutive share-based awards		914			1,132
Diluted earnings per share	$514,380	220,107	$2.34	$552,657	229,609	$2.41

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were approximately 0.1 million in each of the respective 13-week periods ended May 5, 2023 and April 29, 2022.

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

As of May 5, 2023, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $8.0 million, $0.5 million and $0.0 million, respectively, for a total of $8.5 million. This total amount is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $2.4 million in the coming twelve months as a result of expiring statutes of limitations or settlements. As of May 5, 2023, approximately $8.0 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week periods ended May 5, 2023 and April 29, 2022 were 21.8%. The effective income tax rate remained constant as a result of offsetting changes driven by a lower state effective tax rate and less benefit from stock-based compensation in the 13-week period in 2023 than the comparable 13-week period in 2022.

4.Leases

As of May 5, 2023, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the condensed consolidated balance sheets. At May 5, 2023, the weighted-average remaining lease term for the Company’s operating leases was 9.5 years, and the weighted average discount rate for such leases was 4.0%. Operating lease costs are reflected as selling, general and administrative costs in the condensed consolidated statements of income. For the 13-week periods ended May 5, 2023 and April 29, 2022, such costs were $424.6 million and $389.7 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $426.3 million and $396.6 million, respectively, were reflected in cash flows from operating activities in the condensed consolidated statements of cash flows for the 13-week periods ended May 5, 2023 and April 29, 2022.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	May 5,	February 3,
(In thousands)	2023	2023
Revolving Facility	$—	$—
364-Day Revolving Facility	250,000	—
4.250% Senior Notes due September 20, 2024 (net of discount of $481 and $563)	749,519	749,437
4.150% Senior Notes due November 1, 2025 (net of discount of $227 and $249)	499,773	499,751
3.875% Senior Notes due April 15, 2027 (net of discount of $195 and $207)	599,805	599,793
4.625% Senior Notes due November 1, 2027 (net of discount of $472 and $495)	549,528	549,505
4.125% Senior Notes due May 1, 2028 (net of discount of $275 and $287)	499,725	499,713
3.500% Senior Notes due April 3, 2030 (net of discount of $489 and $504)	956,634	952,440
5.000% Senior Notes due November 1, 2032 (net of discount of $2,299 and $2,346)	697,701	697,654
4.125% Senior Notes due April 3, 2050 (net of discount of $4,742 and $4,766)	495,258	495,234
5.500% Senior Notes due November 1, 2052 (net of discount of $291 and $292)	299,709	299,708
Unsecured commercial paper notes	1,504,968	1,501,900
Other	210,998	200,695
Debt issuance costs, net	(34,851)	(36,431)
	$7,278,767	$7,009,399
Less: current portion	(250,000)	—
Long-term obligations	$7,028,767	$7,009,399

The Company has a $2.0 billion senior unsecured revolving credit facility (the “Revolving Facility”) of which up to $100.0 million is available for letters of credit and is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR, as published by CME Group Benchmark Administration Limited, plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of May 5, 2023 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of May 5, 2023, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Company has a 364-day $750 million unsecured revolving credit facility (the “364-Day Revolving Facility”) which will expire on January 30, 2024.

Borrowings under the 364-Day Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR, as published by CME Group Benchmark Administration Limited, plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The Company is also required to pay a facility fee to the lenders under the 364-Day Revolving Facility for any used and unused commitments. As of May 5, 2023, the applicable interest rate margin for Adjusted Term SOFR loans was 1.035% and the facility fee rate was 0.09%. The applicable interest rate margins for borrowings and the facility fees under the 364-Day Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The credit agreements governing the Revolving Facility and the 364-Day Revolving Facility (together, the “Facilities”) contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The credit agreements governing the Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 5, 2023, the Company was in compliance with all such covenants. The credit agreements governing each of the Facilities also contain customary events of default.

As of May 5, 2023, the Company had no outstanding borrowings, no outstanding letters of credit, and approximately $2.0 billion of borrowing availability under the Revolving Facility that, due to the Company’s intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $0.3 billion. As of May 5, 2023, under the 364-Day Revolving Facility, the Company had outstanding borrowings of $250.0 million and borrowing availability of $500.0 million. As of May 5, 2023, the Company had combined availability under the Facilities of $791.0 million. In addition, as of May 5, 2023, the Company had outstanding letters of credit of $43.6 million which were issued pursuant to separate agreements.

As of May 5, 2023, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of May 5, 2023, the Company’s condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $1.5 billion, which had a weighted average borrowing rate of 5.3%. CP Notes totaling $204.3 million and $230.8 million at May 5, 2023 and February 3, 2023, respectively, were held by a wholly-owned subsidiary of the Company and are therefore not reflected in the condensed consolidated balance sheets.

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of May 5, 2023.

The following table presents the Company’s liabilities required to be measured at fair value as of May 5, 2023, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	May 5,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2023
Liabilities:
Current and long-term obligations (a)	$5,186,906	$1,965,966	$—	$7,152,872
Deferred compensation (b)	47,815	—	—	47,815
(a)	Included in the condensed consolidated balance sheet at book value as short-term borrowings of $250,000 and long-term obligations of $7,028,767.
(b)	Reflected at fair value in the condensed consolidated balance sheet as accrued expenses and other current liabilities of $7,066 and noncurrent other liabilities of $40,749.

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

On January 20, 2023, a lawsuit entitled Brent Conforti, et al. v. Jeffrey C. Owen, et al. was filed in the United States District Court for the Middle District of Tennessee (Case No. 3:23-CV-00059) (“Conforti”) in which the plaintiff shareholder, purportedly on behalf and for the benefit of the Company, alleges that each of the Company’s directors violated their fiduciary duties by failing to implement and maintain a system of controls regarding the Company’s workplace safety practices. The plaintiff also alleges corporate waste and, as to the Company’s former CEO, Mr. Vasos, unjust enrichment. On February 13, 2023, the plaintiff amended the complaint to add breach of fiduciary duty allegations against certain officers of the Company, including Messrs. Owen, Vasos, Garratt, Sunderland and Wenkoff and Mss. R. Taylor and Elliott, and to expand the unjust enrichment claim to include all individual director and officer defendants (the “Individual Defendants”). The plaintiff seeks both non-monetary and monetary relief for the benefit of the Company. On April 1, 2023, the Company and the Individual Defendants moved to dismiss the Conforti action, and that motion remains pending.

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

The Company manages its business on the basis of one reportable operating segment. As of May 5, 2023, the Company’s retail store operations were primarily located within the United States, with one retail store in Mexico. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended
	May 5,	April 29,
(in thousands)	2023	2022
Classes of similar products:
Consumables	$7,582,882	$6,960,501
Seasonal	962,681	961,378
Home products	531,189	539,822
Apparel	266,080	289,651
Net sales	$9,342,832	$8,751,352

9.	Common stock transactions

On August 29, 2012, the Company’s Board of Directors (the “Board”) authorized a common stock repurchase program, which the Board has since increased on several occasions. On August 24, 2022, the Board authorized a $2.0 billion increase to the existing common stock repurchase program, bringing the cumulative total to $16.0 billion authorized under the program since its inception in 2012. The repurchase authorization has no expiration date and allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. Repurchases under the program may be funded from available cash or borrowings, including under the Facilities and issuance of CP Notes discussed in further detail in Note 5, or otherwise.

Pursuant to its common stock repurchase program, during the 13-week periods ended May 5, 2023 and April 29, 2022, respectively, the Company repurchased in the open market no shares of its common stock and approximately 3.4 million shares of its common stock at a total cost of $746.8 million.

The Company paid a cash dividend of $0.59 per share during the first quarter of 2023. In May 2023, the Board declared a quarterly cash dividend of $0.59 per share, which is payable on or before July 25, 2023 to shareholders of record on July 11, 2023. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity, and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of May 5, 2023, the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the thirteen-week periods ended May 5, 2023 and April 29, 2022, the condensed consolidated statements of cash flows for the thirteen-week periods ended May 5, 2023 and April 29, 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 3, 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 24, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
June 1, 2023

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2023. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 19,294 stores located in 47 U.S. states and Mexico as of May 5, 2023, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. Our first store in Mexico opened in February 2023. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, wage growth, changes in U.S. and global trade policy, impacts resulting from changes in U.S. government policy, and changes to certain government assistance programs (including cost of living adjustments), such as the Supplemental Nutrition Assistance Program (“SNAP”), unemployment benefits, and economic stimulus programs. In particular, our customers were impacted in the first quarter of 2023 by the elimination of the emergency allotment of SNAP benefits and lower tax refunds resulting from the elimination of COVID-related stimulus programs, and they continued to be pressured by the overall macroeconomic environment. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, energy and fuel prices, as well as cost inflation in frequently purchased household products (including food), such as that which we have continued to experience as further discussed below. Finally, significant unseasonable or unusual weather patterns or extreme weather can impact customer shopping behaviors.

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

During the second half of 2022, we experienced higher inventory damages and shrink than we anticipated, which we believe was due primarily to the challenging macroeconomic environment, materially higher inventory levels, and, as to damages, Winter Storm Elliott in December. In addition, we believe some portion of the increase in damages was a residual impact of the warehouse capacity constraints and associated store and supply chain inefficiencies we faced during that time period. We continued to experience higher shrink and inventory damages in the first quarter of 2023. We anticipate damages may continue to pressure our results through at least the first half of 2023, and shrink through the duration of 2023.

Historically, sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. Our sales mix has continued to shift toward consumables in recent quarters. While we expect some sales mix challenges to persist, certain of our initiatives are intended to address them; however, there can be no assurances that these efforts will be successful.

We continue to implement and invest in certain strategic initiatives that we believe will help drive profitable sales growth with both new and existing customers and capture long-term growth opportunities. Such opportunities include providing our customers with additional shopping access points and even greater value and convenience by leveraging and developing digital tools and technology, such as our Dollar General app, which contains a variety of tools to enhance the in-store shopping experience. Additionally, our partnership with a third-party delivery service is available in the majority of our stores, and we continue to grow our DG Media Network, which is our platform for connecting brand partners with our customers to drive even greater value for each.

Further, we are continuing to grow the footprint of pOpshelf, a unique retail concept focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. At the end of the first quarter of 2023, we operated 164 standalone pOpshelf locations. Recognizing the impact of the ongoing macroeconomic pressures on the pOpshelf customer and shopping occasion, we have reduced our planned pOpshelf openings in 2023 and plan to operate approximately 230 pOpshelf locations by the end of the fiscal year. We are also re-evaluating our targeted number of pOpshelf stores by the end of 2025. We continue to believe this concept represents a significant growth opportunity over the long term.

Our “DG Fresh” initiative, a self-distribution model for frozen and refrigerated products that is designed to reduce product costs, enhance item assortment, improve our in-stock position, and enhance sales, has positively contributed to our sales performance since we completed the initial rollout in 2021, driven by higher in-stock levels and the introduction of new products in select stores over that timeframe. DG Fresh wholly or partially serves essentially all stores across the chain and has significantly benefitted gross profit. Moving forward, we plan to focus on additional optimization of the distribution footprint and product assortment within DG Fresh with the goal to further drive profitable sales growth.

We also have a health initiative, branded as “DG Well Being”, with the goal of increasing access to basic healthcare products, and ultimately services over time, particularly in rural communities. The initial focus of this initiative is a significantly expanded health product assortment in certain stores, primarily those in our larger formats.

To support our other operating priorities, we remain focused on capturing growth opportunities. In the first quarter of 2023, we opened a total of 212 new stores, remodeled 582 stores, and relocated 22 stores. Reflecting the reduction in planned pOpshelf stores in fiscal 2023, we plan to open approximately 990 new stores in the United States (including any pOpshelf stores), remodel approximately 2,000 stores, and relocate approximately 120 stores, for a total of 3,110 real estate projects. We opened our first store in Mexico in the first quarter of fiscal 2023. Our goal is to operate up to 20 stores in Mexico by the end of fiscal 2023, all of which would be incremental to our planned 990 new store openings.

We continue to innovate within our channel and utilize the most productive of our various Dollar General store formats based on the specific market opportunity. We expect store format innovation to allow us to capture additional growth opportunities within our existing markets. We are using two larger format stores (approximately 8,500 square feet and 9,500 square feet, respectively), and expect the 8,500 square foot format, along with our existing Dollar General Plus format of a similar size, to continue as our base prototypes for the majority of new stores, replacing our traditional 7,300 square foot format and higher-cooler count Dollar General Traditional Plus format. The larger formats allow for expanded high-capacity-cooler counts, an extended queue line, and a broader product assortment, including an enhanced non-consumable offering, a larger health and beauty section, and produce in select stores. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base. These lessons contribute to innovation in developing new formats, with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

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

We are continuing to deploy “Fast Track,” an initiative aimed at further enhancing our convenience proposition and in-stock position as well as creating labor efficiencies within our stores. The completed portion of the first phase of Fast Track involved sorting process optimization within our non-refrigerated distribution centers, as well as increased shelf-ready packaging, to allow for greater store-level stocking efficiencies, while the current focus involves adding a self-checkout option, which we now have in the majority of our stores. These and the other strategic initiatives discussed above have required and will continue to require us to incur upfront expenses for which there may not be an immediate return in terms of sales or enhanced profitability.

To further optimize our cost structure and facilitate greater operational control within our supply chain, we plan to continue expanding the size of our private tractor fleet in 2023. We had more than 1,700 tractors in our fleet at the end of the first quarter of 2023, and our goal is to have more than 2,000 tractors in the fleet by the end of 2023.

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces, including labor availability, increases in minimum wage rates and increases in property rents. Further federal, state and/or local minimum wage increases could have a material negative impact on our operating expenses, although the magnitude and timing of such impact is uncertain. In fiscal 2023, we plan to make an investment of approximately $100 million, a portion of which was invested in the first quarter, to further enhance our store standards and compliance efforts as well as the customer and associate experience in our stores, primarily through incremental labor hours. We believe these investments will also elevate consistency of experience in our stores, and amplify the potential of our strategic initiatives, while driving greater on-shelf availability and market share gains.

In addition, while we believe the growth rate of inflation is moderating, we expect continued inflationary pressures in the near term, which will continue to affect us as well as our vendors and customers and may result in continued pressure to our operating results. To the extent that these inflationary pressures result in a recessionary environment, we may experience adverse effects on our business, results of operations and cash flows. Certain of our initiatives and plans are intended to help offset these inflation-driven challenges; however, they are somewhat dependent on the scale and timing of any increased costs, among other factors. There can be no assurance that our mitigation efforts will be successful. Moreover, recent increases in market interest rates have had, and will continue to have, a negative impact on our interest expense, both with respect to issuances of commercial paper notes and other indebtedness. In addition, the failure to raise the United States’ debt ceiling could cause the United States government to default on its payment obligations or result in delayed payments on such obligations. Such a default or payment delay, and continued uncertainty regarding the United States’ debt ceiling, could have a wide range of significant adverse impacts to the economy, as well as debt and equity markets and market participants, potentially impacting us and/or our customer. There can be no assurance that the effects of such a failure, or of such a default or payment delay, will not have a material adverse impact on our results of operations or financial condition.

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

To further enhance shareholder returns, we paid a quarterly cash dividend in the first quarter of 2023. As planned, we did not repurchase any shares during the first quarter of 2023. To preserve our investment grade credit rating and maintain financial flexibility, we do not plan to repurchase shares during fiscal 2023. However, our overall capital allocation priorities remain unchanged, and we expect to continue paying quarterly cash dividends. The declaration and amount of future dividends are subject to Board discretion and approval.

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

Highlights of our 2023 first quarter results of operations, compared to the 2022 first quarter, and our financial condition at May 5, 2023, are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales increased 6.8% to $9.34 billion driven by new stores and sales in same-stores which increased 1.6%. Average sales per square foot for all stores over the 53-week period ended May 5, 2023 were $273.

●	Gross profit, as a percentage of net sales, was 31.6% in the 2023 period and 31.3% in the 2022 period, an increase of 34 basis points, primarily reflecting higher inventory markups.

●	SG&A expense, as a percentage of net sales, was 23.7% in the 2023 period compared to 22.8% in the 2022 period, an increase of 94 basis points, primarily due to higher retail labor and repairs and maintenance as a percentage of net sales.

●	Operating profit decreased 0.7% to $740.9 million in the 2023 period compared to $746.2 million in the 2022 period.

●	Interest expense increased by $43.4 million in the 2023 period compared to the 2022 period driven by higher average borrowings and higher interest rates.

●	The effective income tax rate for the 2023 period remained flat at 21.8% compared to the 2022 period.

●	Net income was $514.4 million, or $2.34 per diluted share, in the 2023 period compared to net income of $552.7 million, or $2.41 per diluted share, in the 2022 period.

●	Cash generated from operating activities was $191.1 million for the 2023 period, a decrease of $258.4 million, or 57.5%, from the comparable 2022 period due primarily to increased inventory purchases.

●	Total cash dividends of $129.4 million, or $0.59 per share, were paid during the 2023 period, compared to $125.3 million, or $0.55 per share, in the comparable 2022 period.

●	Inventory turnover was 3.9 times on a rolling four-quarter basis. On a per store basis, inventories at May 5, 2023 increased by 14.7% compared to the balances at April 29, 2022.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year period as compared with the prior year period as well as our financial condition at May 5, 2023.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2023 and 2022, which represent the 52-week fiscal year ending February 2, 2024 and the 53-week fiscal year ended February 3, 2023, respectively. References to the first quarter accounting periods for 2023 and 2022 contained herein refer to the 13-week accounting periods ended May 5, 2023 and April 29, 2022, respectively.

Seasonality. The nature of our business is somewhat seasonal. Primarily because of Christmas-related merchandise sales, operating profit in our fourth quarter (November, December and January) has historically been higher than operating profit achieved in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

The following table contains results of operations data for the 13-week periods of 2023 and 2022, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2023 vs. 2022
(amounts in millions, except	May 5,	April 29,	Amount	%
per share amounts)	2023	2022	Change	Change
Net sales by category:
Consumables	$7,582.9	$6,960.5	$622.4	8.9%
% of net sales	81.16%	79.54%
Seasonal	962.7	961.4	1.3	0.1
% of net sales	10.30%	10.99%
Home products	531.2	539.8	(8.6)	(1.6)
% of net sales	5.69%	6.17%
Apparel	266.1	289.7	(23.6)	(8.1)
% of net sales	2.85%	3.31%
Net sales	$9,342.8	$8,751.4	$591.5	6.8%
Cost of goods sold	6,387.4	6,013.0	374.4	6.2
% of net sales	68.37%	68.71%
Gross profit	2,955.5	2,738.4	217.1	7.9
% of net sales	31.63%	31.29%
Selling, general and administrative expenses	2,214.6	1,992.2	222.4	11.2
% of net sales	23.70%	22.76%
Operating profit	740.9	746.2	(5.3)	(0.7)
% of net sales	7.93%	8.53%
Interest expense	83.0	39.7	43.4	109.3
% of net sales	0.89%	0.45%
Income before income taxes	657.8	706.5	(48.7)	(6.9)
% of net sales	7.04%	8.07%
Income tax expense	143.4	153.8	(10.4)	(6.8)
% of net sales	1.54%	1.76%
Net income	$514.4	$552.7	$(38.3)	(6.9)%
% of net sales	5.51%	6.32%
Diluted earnings per share	$2.34	$2.41	$(0.07)	(2.9)%

13 WEEKS ENDED MAY 5, 2023 AND APRIL 29, 2022

Net Sales. The net sales increase in the 2023 period was due to sales from new stores and a same-store sales increase of 1.6% compared to the 2022 period, partially offset by the impact of store closures. For the 2023 period, there were 18,109 same-stores, which accounted for sales of $8.9 billion. The increase in same-store sales primarily reflects an increase in average transaction amount driven by higher average item retail prices, which was partially offset by a decline in items per transaction as well as a decrease in customer traffic. Same-store sales increased in the consumables category, and declined in the apparel, seasonal and home products categories.

Gross Profit. For the 2023 period, gross profit increased by 7.9%, and as a percentage of net sales increased by 34 basis points to 31.6%, compared to the 2022 period, driven primarily by higher inventory markups, decreased transportation costs, and a decreased LIFO provision. Partially offsetting the factors which increased our overall gross profit rate were increased shrink, markdowns, and inventory damages. Additionally, our consumables category generally has a lower gross profit rate than our other product categories and in the current period, consumables sales increased at a greater rate than non-consumables sales, which also partially offsets the increase in the gross profit rate.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 23.7% as a percentage of net sales in the 2023 period compared to 22.8% in the comparable 2022 period, an increase of 94 basis points. The primary expenses that were a higher percentage of net sales in the current year period were retail labor, repairs and maintenance, and depreciation and amortization, which were partially offset by a decrease in incentive compensation.

Interest Expense. Interest expense increased by $43.4 million to $83.0 million in the 2023 period primarily due to higher outstanding borrowings and higher interest rates.

Income Taxes. The effective income tax rate for the 2023 and 2022 periods was 21.8%. The effective income tax rate remained constant as a result of offsetting changes driven by a lower state effective tax rate and less benefit from stock-based compensation in the 13-week period in 2023 than the comparable 13-week period in 2022.

Liquidity and Capital Resources

At May 5, 2023, we had a $2.0 billion senior unsecured revolving credit agreement (the “Revolving Facility”), a $750.0 million 364-day unsecured revolving credit facility (the “364-Day Revolving Facility” and, together with the Revolving Facility, the “Facilities”), $5.4 billion aggregate principal amount of outstanding senior notes, and a commercial paper program that may provide borrowing availability in the form of commercial paper notes (“CP Notes”) of up to $2.0 billion. At May 5, 2023, we had total consolidated outstanding long-term obligations of $7.0 billion and short-term borrowings of $0.3 million. All of our material borrowing arrangements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described below.

We believe our cash flow from operations and existing cash balances, combined with availability under the Facilities, the CP Notes and access to the debt markets, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, anticipated dividend payments, and, if applicable, share repurchases for a period that includes the next twelve months as well as the next several years. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

For the remainder of fiscal 2023, we anticipate potential combined borrowings under the Facilities and our CP Notes to be a maximum of approximately $2.2 billion outstanding at any one time.

Revolving Credit Facility

Our Revolving Facility consists of a $2.0 billion senior unsecured revolving credit facility of which up to $100.0 million is available for the issuance of letters of credit and which is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) Adjusted Term SOFR (which is Term SOFR, as published by CME Group Benchmark Administration Limited, plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of May 5, 2023 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of May 5, 2023, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

We entered into the 364-Day Revolving Facility on January 31, 2023, which will expire on January 30, 2024. At May 5, 2023, outstanding borrowings under the 364-Day Revolving Facility totaled $250.0 million.

Borrowings under the 364-Day Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) Adjusted Term SOFR (which is Term SOFR, as published by CME Group Benchmark Administration Limited, plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). We are also required to pay a facility fee to the lenders under the 364-Day Revolving Facility for any used and unused commitments. As of May 5, 2023, the applicable interest rate margin for Adjusted Term SOFR loans was 1.035% and the facility fee rate was 0.09% per annum. The applicable interest rate margins for borrowings and the facility fees under the 364-Day Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The credit agreements governing the Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The credit agreements governing the Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of May 5, 2023, we were in compliance with all such covenants. The credit agreements governing each of the Facilities also contain customary events of default.

As of May 5, 2023, we had no outstanding borrowings, no outstanding letters of credit, and borrowing availability of $2.0 billion under the Revolving Facility that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $0.3 billion at May 5, 2023. As of May 5, 2023, under the 364-Day Revolving Facility, we had outstanding borrowings of $250.0 million and borrowing availability of $500.0 million. At May 5, 2023 we had combined availability under the Facilities of $791.0 million. In addition, as of May 5, 2023 we had outstanding letters of credit of $43.6 million which were issued pursuant to separate agreements.

Commercial Paper

We may issue the CP Notes from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of May 5, 2023, our condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $1.5 billion, which had a weighted average borrowing rate of 5.3%. CP Notes totaling $204.3 million were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet at May 5, 2023.

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

Collectively, the 2024 Senior Notes, 2025 Senior Notes, April 2027 Senior Notes, November 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes, 2032 Senior Notes, 2050 Senior Notes, and 2052 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). Interest on the April 2027 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 Senior Notes and the 2028 Senior Notes is payable in cash on May 1 and November 1 of each year. Interest on the 2030 Senior Notes and the 2050 Senior Notes is payable in cash on April 3 and October 3 of each year. Interest on the 2024 Senior Notes is payable in cash on March 20 and September 20 of each year and commenced on March 20, 2023. Interest on the

November 2027 Senior Notes, the 2032 Senior Notes and the 2052 Senior Notes is payable in cash on May 1 and November 1 of each year and commenced on May 1, 2023.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 54% of our total assets exclusive of operating lease assets, goodwill and other intangible assets as of May 5, 2023. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the 2023 and 2022 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 13-week periods ended May 5, 2023 and April 29, 2022, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $191.1 million in the 2023 period, which represents a $258.4 million decrease compared to the 2022 period. Changes in merchandise inventories resulted in a $601.1 million decrease in the 2023 period as compared to a decrease of $538.9 million in the 2022 period, representing a significant use of cash from operating activities in both periods as further discussed below. Changes in accounts payable resulted in a $116.4 million increase in the 2023 period compared to a $172.1 million increase in the 2022 period, due primarily to the timing of inventory purchases, receipts and payments. Changes in accrued expenses and other liabilities resulted in a $176.8 million decrease in the 2023 period compared to a $116.4 million decrease in the 2022 period. Net income decreased $38.3 million in the 2023 period compared to the 2022 period. Changes in income taxes in the 2023 period compared to the 2022 period are primarily due to the income taxes due and the timing of the payments.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Total merchandise inventories increased by 9% in the 2023 period compared to an increase of 8% in the 2022 period. The increase in the 2023 period primarily reflects our supply chain recovery efforts and the impact of product cost inflation. Changes in our four inventory categories were as follows: consumables increased by 17% compared to a 5% increase; seasonal increased 1%

compared to a 13% increase; home products decreased by 6% compared to a 23% increase; and apparel decreased by 1% compared to a 0% change.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2023 period included the following approximate amounts: $153 million for improvements, upgrades, remodels and relocations of existing stores; $101 million for distribution and transportation-related capital expenditures; $90 million related to store facilities, primarily for leasehold improvements, fixtures and equipment in new stores; and $8 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2023 period, we opened 212 new stores and remodeled or relocated 604 stores.

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

Capital expenditures for 2023 are currently projected to be approximately $1.6 - $1.7 billion. We anticipate funding 2023 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under the Facilities, any issuance of additional CP Notes and access to the debt markets. We plan to continue to invest in store growth through the development of new stores and the remodel or relocation of existing stores. Capital expenditures in 2023 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology and other strategic initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. During the 2023 period, we had net borrowings under the Facilities of $250.0 million. Also during the 2023 and 2022 periods, we paid cash dividends of $129.4 million and $125.3 million, respectively. During the 2022 period, we repurchased 3.4 million shares of our common stock at a total cost of $746.8 million.

Share Repurchase Program

As of May 5, 2023 our common stock repurchase program had a total remaining authorization of approximately $1.38 billion. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. The repurchase program has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report and Part II, Item 2 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2023.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended May 5, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this report is incorporated herein by this reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2023, other than as set forth in the discussion of certain items that have impacted or could impact our business or results of operations during 2023 or in the future as disclosed in the “Executive Overview” section within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 5.OTHER INFORMATION.

Engagement Letter with Mr. Garratt. As previously announced, our President and former Chief Financial Officer, John Garratt, will retire from employment with the Company effective June 2, 2023. On May 30, 2023, the Company entered into an Engagement Letter with Mr. Garratt (the “Engagement Letter”) pursuant to which Mr. Garratt, at his discretion and on an independent contractor basis, may provide advice and consultation on various matters to the Company from time to time on an as-needed basis and at an hourly rate of $1,500.00/hour during an engagement period to begin immediately following his retirement date and ending on April 1, 2024. Under the Engagement Letter, the Company will also reimburse Mr. Garratt for any reasonable, documented expenses incurred in providing the services under the Engagement Letter, and Mr. Garratt is bound by certain confidentiality provisions.

The foregoing description of the Engagement Letter is a summary only, does not purport to be complete, and is qualified in its entirety by reference to Exhibit 10.3 filed herewith and incorporated by reference as to the Engagement Letter terms as if fully set forth herein.

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act, throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “accelerate,” “aim,” “anticipate,” “believe,” “can,” “confident,” “continue,” “committed,” “could,” “ensure,” “estimate,” “expect,” “focused on,” “forecast,” “future,” “goal,” “going forward,” “intend,” “likely,” “long-term,” “looking ahead,” “look to,” “may,” “moving forward,” “objective,” “ongoing,” “on track,” “opportunity,” “outlook,” “over time,” “plan,” “position,” “potential,” “predict,” “project,” “prospect,” “scheduled,” “seek,” “should,” “strive,” “subject to,” “uncertain,” “will” or “would” and similar expressions that concern our strategies, plans, initiatives, intentions, outlook or beliefs about future occurrences or results. For example, all statements relating to, among others, the following are forward-looking statements:

●	our projections and expectations regarding expenditures, costs, cash flows, results of operations, financial condition and liquidity;
●	our expectations regarding economic and competitive market conditions;
● our plans, objectives, and expectations regarding future operations, growth, investments and initiatives, including but not limited to our real estate, store growth and international expansion plans, store formats or concepts, shrink and damages reduction actions, planned approximately $100 million investment in our stores, and anticipated progress and impact of our strategic initiatives (including but not limited to our non-consumables and digital initiatives, DG Media Network, DG Well Being, DG Fresh, Fast Track, and pOpshelf) and our merchandising, margin enhancing, distribution/transportation efficiency (including but not limited to self-distribution and our private fleet) and other initiatives;
●	expectations regarding sales and mix of consumable and non-consumable products, customer traffic, basket size and inventory levels;
●expectations regarding inflationary and labor pressures, fuel prices, and other supply chain challenges;
● anticipated stock repurchases and cash dividends;
●	anticipated borrowing under our credit agreements and our commercial paper program;
●	potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including without limitation the potential increase of federal, state and/or local minimum wage rates/salary levels, as well as changes to certain government assistance programs, such as SNAP benefits, unemployment benefits, and economic stimulus payments, or potential changes to the corporate tax rate; and
●	expected outcome or effect of pending or threatened legal disputes, litigation or audits.

Forward-looking statements are subject to risks, uncertainties and other factors that may change at any time and may cause our actual results to differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts as of the date of this document, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors on future results, and we cannot anticipate all factors that could affect future results that may be important to you. Important factors that could cause actual results to differ materially from the expectations expressed in or implied by our forward-looking statements include, but are not limited to:

●	economic factors, including but not limited to employment levels; inflation (and our ability to adjust prices sufficiently to offset the effect of inflation); pandemics (such as the COVID-19 pandemic); higher fuel, energy, healthcare and housing costs; higher interest rates, consumer debt levels, and tax rates; lack of available credit; tax law changes that negatively affect credits and refunds; decreases in, or elimination of, government stimulus programs or subsidies such as unemployment and food/nutrition assistance programs; commodity rates; transportation, lease and insurance costs; wage rates (including the heightened possibility of increased federal, state and/or local minimum wage rates); foreign exchange rate fluctuations; measures or events that create barriers to or increase the costs of international trade (including increased import duties or tariffs); impacts of failure of the U.S. government to raise the U.S. debt ceiling; and changes in laws and regulations and their effect on, as applicable, customer spending and disposable income, our ability to execute our strategies and initiatives, our cost of goods sold, our SG&A expenses (including real estate costs), and our sales and profitability;

●	failure to achieve or sustain our strategies, initiatives and investments, including those relating to merchandising (including non-consumable initiatives), real estate and new store development, international expansion, store formats and concepts, digital, marketing, health services, shrink, damages, sourcing, private brand, inventory management, supply chain, private fleet, store operations, expense reduction, technology, pOpshelf, Fast Track and DG Media Network;

●	competitive pressures and changes in the competitive environment and the geographic and product markets where we operate, including, but not limited to, pricing, promotional activity, expanded availability of mobile, web-based and other digital technologies, and alliances or other business combinations;

●	failure to timely and cost-effectively execute our real estate projects or to anticipate or successfully address the challenges imposed by our expansion, including into new countries or domestic markets, states, or urban or suburban areas;

●	levels of inventory shrinkage and damages;

●	failure to successfully manage inventory balances, issues related to supply chain disruptions, seasonal buying pattern disruptions, and distribution network capacity;

●	failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws, or our or one of our vendors falling victim to a cyberattack (which risk is heightened as a result of political uncertainty involving China and the current conflict between Russia and Ukraine) that prevents us from operating all or a portion of our business;

●	damage or interruption to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing or implementing new technology;

●	a significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory, or delays in constructing, opening or staffing new distribution centers (including temperature-controlled distribution centers);

●	risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade (for example, political uncertainty involving China and disruptive political events such as the current conflict between Russia and Ukraine);

●	natural disasters, unusual weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises (for example, the COVID-19 pandemic), political or civil unrest, acts of war, violence or terrorism, and disruptive global political events (for example, political uncertainty involving China and the current conflict between Russia and Ukraine);

●	product liability, product recall or other product safety or labeling claims;

●	incurrence of material uninsured losses, excessive insurance costs or accident costs;

●	failure to attract, develop and retain qualified employees while controlling labor costs (including the heightened possibility of increased federal, state and/or local minimum wage rates/salary levels) and other labor issues, including employee safety issues and employee expectations and productivity;

●	loss of key personnel or inability to hire additional qualified personnel or inability to enforce non-compete agreements that we have in place with management personnel;

●	risks associated with our private brands, including, but not limited to, our level of success in improving their gross profit rate at expected levels;

●	seasonality of our business;

●	failure to protect our reputation;

●	the impact of changes in or noncompliance with governmental regulations and requirements, including, but not limited to, those dealing with the sale of products, including without limitation, product and food safety, marketing, labeling or pricing; information security and privacy; labor and employment; employee wages and benefits (including the heightened possibility of increased federal, state and/or local minimum wage rates/salary levels); health and safety; imports and customs; bribery; climate change; and environmental compliance, as well as tax laws (including those related to the federal, state or foreign corporate tax rate), the interpretation of existing tax laws, or our failure to sustain our reporting positions negatively affecting our tax rate, and developments in or outcomes of private actions, class actions, derivative actions, multi-district litigation, arbitrations, administrative proceedings, regulatory actions or other litigation or of inquiries from federal, state and local agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress, and other local, state, federal and international governmental authorities;

●	new accounting guidance or changes in the interpretation or application of existing guidance;

●	deterioration in market conditions, including market disruptions, adverse conditions in the financial markets including financial institution failures, limited liquidity and interest rate increases, changes in our credit profile, compliance with covenants and restrictions under our debt agreements, and the amount of our available excess capital;

●	factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended February 3, 2023; and

●	factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

All forward-looking statements are qualified in their entirety by these and other cautionary statements that we make from time to time in our other Securities and Exchange Commission filings and public communications. You should evaluate forward-looking statements in the context of these risks and uncertainties and are cautioned to not place undue reliance on such forward-looking statements. We caution you that the important factors referenced above may not contain all of the factors that are important to you. We cannot assure you that we will realize the results, performance or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements in this report are made only as of the date hereof. We undertake no obligation, and specifically disclaim any duty, to update or revise any forward-looking statement as a result of new information, future events or circumstances, or otherwise, except as otherwise required by law.

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

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

10.1

Form of Performance Share Unit Award Agreement (approved March 28, 2023) for awards beginning March 2023 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan

10.2	Consent and Waiver of John W. Garratt (effective May 1, 2023)
10.3	Engagement Letter by and between Dollar General Corporation and John W. Garratt (effective June 2, 2023)
10.4

Form of Dollar General Corporation Teamshare Incentive Program for Named Executive Officers for use beginning fiscal year 2023 (incorporated by reference to Exhibit 10.41 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

10.5

Consulting Agreement by and between Dollar General Corporation and Todd J. Vasos, effective April 2, 2023 (incorporated by reference to Exhibit 10.49 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

10.6

Amended Schedule of Executive Officers who have executed an employment agreement in the form of COO/Executive Vice President Employment Agreement filed as Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2021, filed with the SEC on April 8, 2021 (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated April 19, 2023, filed with the SEC on April 20, 2023 (file no. 001-11421))

15	Letter re unaudited interim financial information
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350
101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2023 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in her capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	June 1, 2023	By:	/s/ Kelly M. Dilts
Kelly M. Dilts Executive Vice President & Chief Financial Officer