Form 10-Q
period 2023-08-04
DOLLAR GENERAL CORP
filed 2023-08-31
CIK 29534

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 4, 2023

or

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

The Registrant had 219,476,497 shares of common stock outstanding on August 24, 2023.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 4,	February 3,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$353,018	$381,576
Merchandise inventories	7,531,459	6,760,733
Income taxes receivable	151,730	135,775
Prepaid expenses and other current assets	377,772	302,925
Total current assets	8,413,979	7,581,009
Net property and equipment	5,624,129	5,236,309
Operating lease assets	10,755,172	10,670,014
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,700	1,199,700
Other assets, net	63,988	57,746
Total assets	$30,395,557	$29,083,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$1,331,433	$1,288,939
Accounts payable	3,681,634	3,552,991
Accrued expenses and other	1,013,594	1,036,919
Income taxes payable	7,261	8,919
Total current liabilities	6,033,922	5,887,768
Long-term obligations	7,295,215	7,009,399
Long-term operating lease liabilities	9,409,193	9,362,761
Deferred income taxes	1,119,114	1,060,906
Other liabilities	240,408	220,761
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	192,039	191,718
Additional paid-in capital	3,724,200	3,693,871
Retained earnings	2,380,451	1,656,140
Accumulated other comprehensive loss	1,015	43
Total shareholders’ equity	6,297,705	5,541,772
Total liabilities and shareholders' equity	$30,395,557	$29,083,367

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	August 4,	July 29,	August 4,	July 29,
	2023	2022	2023	2022
Net sales	$9,796,181	$9,425,713	$19,139,013	$18,177,065
Cost of goods sold	6,751,495	6,377,490	13,138,853	12,390,479
Gross profit	3,044,686	3,048,223	6,000,160	5,786,586
Selling, general and administrative expenses	2,352,372	2,134,797	4,566,988	4,127,003
Operating profit	692,314	913,426	1,433,172	1,659,583
Interest expense	84,337	43,098	167,375	82,774
Income before income taxes	607,977	870,328	1,265,797	1,576,809
Income tax expense	139,142	192,298	282,582	346,122
Net income	$468,835	$678,030	$983,215	$1,230,687
Earnings per share:
Basic	$2.14	$3.00	$4.48	$5.41
Diluted	$2.13	$2.98	$4.47	$5.39
Weighted average shares outstanding:
Basic	219,403	226,299	219,298	227,388
Diluted	219,952	227,456	220,029	228,533

Dividends per share	$0.59	$0.55	$1.18	$1.10

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	August 4,	July 29,	August 4,	July 29,
	2023	2022	2023	2022
Net income	$468,835	$678,030	$983,215	$1,230,687
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of ($26), $86, $61, and $173, respectively	367	36	972	226
Comprehensive income	$469,202	$678,066	$984,187	$1,230,913

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balances, May 5, 2023	219,336	$191,921	$3,701,564	$2,041,118	$648	$5,935,251
Net income	—	—	—	468,835	—	468,835
Dividends paid, $0.59 per common share	—	—	—	(129,502)	—	(129,502)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	367	367
Share-based compensation expense	—	—	8,810	—	—	8,810
Other equity and related transactions	134	118	13,826	—	—	13,944
Balances, August 4, 2023	219,470	$192,039	$3,724,200	$2,380,451	$1,015	$6,297,705

Balances, April 29, 2022	226,997	$198,623	$3,606,414	$2,157,589	$(1,002)	$5,961,624
Net income	—	—	—	678,030	—	678,030
Dividends paid, $0.55 per common share	—	—	—	(124,206)	—	(124,206)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	36	36
Share-based compensation expense	—	—	15,148	—	—	15,148
Repurchases of common stock	(1,494)	(1,308)	—	(347,315)	—	(348,623)
Other equity and related transactions	64	57	6,425	—	—	6,482
Balances, July 29, 2022	225,567	$197,372	$3,627,987	$2,364,098	$(966)	$6,188,491

Balances, February 3, 2023	219,105	$191,718	$3,693,871	$1,656,140	$43	$5,541,772
Net income	—	—	—	983,215	—	983,215
Dividends paid, $1.18 per common share	—	—	—	(258,904)	—	(258,904)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	972	972
Share-based compensation expense	—	—	33,893	—	—	33,893
Other equity and related transactions	365	321	(3,564)	—	—	(3,243)
Balances, August 4, 2023	219,470	$192,039	$3,724,200	$2,380,451	$1,015	$6,297,705

Balances, January 28, 2022	230,016	$201,265	$3,587,914	$2,473,999	$(1,192)	$6,261,986
Net income	—	—	—	1,230,687	—	1,230,687
Dividends paid, $1.10 per common share	—	—	—	(249,468)	—	(249,468)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	226	226
Share-based compensation expense	—	—	42,093	—	—	42,093
Repurchases of common stock	(4,886)	(4,276)	—	(1,091,120)	—	(1,095,396)
Other equity and related transactions	437	383	(2,020)	—	—	(1,637)
Balances, July 29, 2022	225,567	$197,372	$3,627,987	$2,364,098	$(966)	$6,188,491

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	August 4,	July 29,
	2023	2022
Cash flows from operating activities:
Net income	$983,215	$1,230,687
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	410,287	349,722
Deferred income taxes	58,147	81,419
Noncash share-based compensation	33,893	42,093
Other noncash (gains) and losses	57,367	214,128
Change in operating assets and liabilities:
Merchandise inventories	(817,001)	(1,528,744)
Prepaid expenses and other current assets	(78,358)	(87,244)
Accounts payable	107,810	622,346
Accrued expenses and other liabilities	(12,438)	22,389
Income taxes	(17,613)	2,829
Other	1,412	(1,609)
Net cash provided by (used in) operating activities	726,721	948,016

Cash flows from investing activities:
Purchases of property and equipment	(767,935)	(658,784)
Proceeds from sales of property and equipment	3,234	2,166
Net cash provided by (used in) investing activities	(764,701)	(656,618)

Cash flows from financing activities:
Issuance of long-term obligations	1,498,260	—
Repayments of long-term obligations	(8,843)	(4,696)
Net increase (decrease) in commercial paper outstanding	(1,205,400)	1,041,233
Borrowings under revolving credit facilities	500,000	—
Repayments of borrowings under revolving credit facilities	(500,000)	—
Costs associated with issuance of debt	(12,448)	—
Repurchases of common stock	—	(1,095,396)
Payments of cash dividends	(258,885)	(249,462)
Other equity and related transactions	(3,262)	(1,643)
Net cash provided by (used in) financing activities	9,422	(309,964)
Net increase (decrease) in cash and cash equivalents	(28,558)	(18,566)
Cash and cash equivalents, beginning of period	381,576	344,829
Cash and cash equivalents, end of period	$353,018	$326,263

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$745,786	$843,900
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$171,527	$139,023

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

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2023 fiscal year is a 52-week accounting period ending on February 2, 2024, and the 2022 fiscal year was a 53-week accounting period that ended on February 3, 2023.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of August 4, 2023 and results of operations for the 13-week and 26-week accounting periods ended August 4, 2023 and July 29, 2022 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $20.2 million and $144.4 million in the respective 13-week periods, and $48.4 million and $205.8 million in the respective 26-week periods, ended August 4, 2023 and July 29, 2022. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

We utilize supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell our payment obligations to designated third party financial institutions. While the terms of these agreements are between the supplier and the financial institution, the supply chain finance financial institutions allow the participating suppliers to utilize our creditworthiness in establishing credit spreads and associated costs. The Company’s obligations to its suppliers in accounts payable, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. As of August 4, 2023 and February 3, 2023, the obligations outstanding at the end of the reporting period were $270.7 million and $343.6 million, respectively.

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

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended August 4, 2023			13 Weeks Ended July 29, 2022
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$468,835	219,403	$2.14	$678,030	226,299	$3.00
Effect of dilutive share-based awards		549			1,157
Diluted earnings per share	$468,835	219,952	$2.13	$678,030	227,456	$2.98

	26 Weeks Ended August 4, 2023			26 Weeks Ended July 29, 2022
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$983,215	219,298	$4.48	$1,230,687	227,388	$5.41
Effect of dilutive share-based awards		731			1,145
Diluted earnings per share	$983,215	220,029	$4.47	$1,230,687	228,533	$5.39

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were approximately 0.1 million in each of the respective 13-week periods and 26-week periods, ended August 4, 2023 and July 29, 2022.

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

As of August 4, 2023, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $11.7 million, $0.8 million and $0.0 million, respectively, for a total of $12.5 million. The uncertain tax liability is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $3.1 million in the coming twelve months as a result of expiring statutes of limitations or settlements. As of August 4, 2023, approximately $9.6 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 26-week periods ended August 4, 2023 were 22.9% and 22.3% respectively, compared to a rates of 22.1% and 22.0% for the 13-week and 26-week periods ended July 29, 2022. The effective income tax rate was higher for the 13-week period in 2023 than the comparable 13-week period in 2022 primarily due to a higher state effective tax rate and an increase in the valuation allowance against foreign net operating losses while the higher rate for the 26-week period in 2023 was primarily due to less benefit from stock-based compensation than the comparable 26-week period in 2022.

4.Leases

As of August 4, 2023, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the condensed consolidated balance sheets. At August 4, 2023, the weighted-average remaining lease term for the Company’s operating leases was 9.5 years, and the weighted average discount rate for such leases was 4.0%. Operating lease costs are reflected as selling, general and administrative costs in the condensed consolidated statements of income. For the 26-week periods ended August 4, 2023 and July 29, 2022, such costs were $855.3 million and $787.0 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $861.5 million and $794.7 million, respectively, were reflected in cash flows from operating activities in the condensed consolidated statements of cash flows for the 26-week periods ended August 4, 2023 and July 29, 2022.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	August 4,	February 3,
(In thousands)	2023	2023
Revolving Facility	$—	$—
364-Day Revolving Facility	—	—
4.250% Senior Notes due September 20, 2024 (net of discount of $399 and $563)	749,601	749,437
4.150% Senior Notes due November 1, 2025 (net of discount of $206 and $249)	499,794	499,751
3.875% Senior Notes due April 15, 2027 (net of discount of $184 and $207)	599,816	599,793
4.625% Senior Notes due November 1, 2027 (net of discount of $448 and $495)	549,552	549,505
4.125% Senior Notes due May 1, 2028 (net of discount of $262 and $287)	499,738	499,713
5.200% Senior Notes due July 5, 2028 (net of discount of $136 and $0)	499,864	—
3.500% Senior Notes due April 3, 2030 (net of discount of $473 and $504)	945,619	952,440
5.000% Senior Notes due November 1, 2032 (net of discount of $2,252 and $2,346)	697,748	697,654
5.450% Senior Notes due July 5, 2033 (net of discount of $1,580 and $0)	998,420	—
4.125% Senior Notes due April 3, 2050 (net of discount of $4,718 and $4,766)	495,282	495,234
5.500% Senior Notes due November 1, 2052 (net of discount of $290 and $292)	299,710	299,708
Unsecured commercial paper notes	296,500	1,501,900
Other	209,055	200,695
Debt issuance costs, net	(45,484)	(36,431)
Long-term obligations	$7,295,215	$7,009,399

The Company has a $2.0 billion senior unsecured revolving credit facility (the “Revolving Facility”) of which up to $100.0 million is available for letters of credit and is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR, as published by CME Group Benchmark Administration Limited, plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of August 4, 2023 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of August 4, 2023, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Company has a 364-day $750 million unsecured revolving credit facility (the “364-Day Revolving Facility”) which will expire on January 30, 2024.

Borrowings under the 364-Day Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR, as published by CME Group Benchmark Administration Limited, plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The Company is also required to pay a facility fee to the lenders under the 364-Day Revolving Facility for any used and unused commitments. As of August 4, 2023, the applicable interest rate margin for Adjusted Term SOFR loans was 1.035% and the facility fee rate was 0.09%. The applicable interest rate margins for borrowings and the facility fees under the 364-Day Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The credit agreements governing the Revolving Facility and the 364-Day Revolving Facility (together, the “Facilities”) contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The credit agreements governing the Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 4, 2023, the Company was in compliance with all such covenants. The credit agreements governing each of the Facilities also contain customary events of default.

As of August 4, 2023, the Company had no outstanding borrowings, no outstanding letters of credit, and approximately $2.0 billion of borrowing availability under the Revolving Facility that, due to the Company’s intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.5 billion. As of August 4, 2023, under the 364-Day Revolving Facility, the Company had no outstanding borrowings and borrowing availability of $750.0 million. As of August 4, 2023, the Company had combined availability under the Facilities of $2.3 billion. In addition, as of August 4, 2023, the Company had outstanding letters of credit of $43.2 million which were issued pursuant to separate agreements.

As of August 4, 2023, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of August 4, 2023, the Company’s condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $0.3 billion, which had a weighted average borrowing rate of 5.4%. CP Notes totaling $201.5 million and $230.8 million at August 4, 2023 and February 3, 2023, respectively, were held by a wholly-owned subsidiary of the Company and are therefore not reflected in the condensed consolidated balance sheets.

On June 7, 2023, the Company issued $500.0 million aggregate principal amount of 5.20% senior notes due 2028 (the “July 2028 Senior Notes”), net of discount of $0.1 million and $1.0 billion aggregate principal amount of 5.45% senior notes due 2033 (the “2033 Senior Notes”), net of discount of $1.6 million. The July 2028 Senior Notes are scheduled to mature on July 5, 2028 and the 2033 Senior Notes are scheduled to mature on July 5, 2033. Interest on the July 2028 Senior Notes and 2033 Senior Notes is payable in cash on January 5 and July 5 of each year, commencing on January 5, 2024. The Company incurred $12.4 million of debt issuance costs associated with the issuance of the July 2028 Senior Notes and 2033 Senior Notes.

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of August 4, 2023.

The following table presents the Company’s liabilities required to be measured at fair value as of August 4, 2023, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	August 4,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2023
Liabilities:
Current and long-term obligations (a)	$6,518,633	$505,555	$—	$7,024,188
Deferred compensation (b)	50,765	—	—	50,765
(a)	Included in the condensed consolidated balance sheet at book value as long-term obligations of $7,295,215.
(b)	Reflected at fair value in the condensed consolidated balance sheet as accrued expenses and other current liabilities of $9,666 and noncurrent other liabilities of $41,099.

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

The Company manages its business on the basis of one reportable operating segment. As of August 4, 2023, the Company’s retail store operations were primarily located within the United States, with one retail store in Mexico. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(in thousands)	2023	2022	2023	2022
Classes of similar products:
Consumables	$7,921,622	$7,475,839	$15,504,504	$14,436,340
Seasonal	1,076,161	1,086,904	2,038,842	2,048,282
Home products	516,645	559,766	1,047,834	1,099,588
Apparel	281,753	303,204	547,833	592,855
Net sales	$9,796,181	$9,425,713	$19,139,013	$18,177,065

9.	Common stock transactions

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

Pursuant to its common stock repurchase program, during the 26-week periods ended August 4, 2023 and July 29, 2022, respectively, the Company repurchased in the open market no shares of its common stock and approximately 4.9 million shares of its common stock at a total cost of $1.1 billion.

The Company paid a cash dividend of $0.59 per share during the second quarter of 2023. In August 2023, the Board declared a quarterly cash dividend of $0.59 per share, which is payable on or before October 24, 2023 to shareholders of record on October 10, 2023. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity, and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of August 4, 2023, the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the thirteen and twenty-six week periods ended August 4, 2023 and July 29, 2022, the condensed consolidated statements of cash flows for the twenty-six week periods ended August 4, 2023 and July 29, 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 31, 2023

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 19,488 stores located in 47 U.S. states and Mexico as of August 4, 2023, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. Our first store in Mexico opened in February 2023. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, wage growth, changes in U.S. and global trade policy, impacts resulting from changes in U.S. government policy, and changes to certain government assistance programs (including cost of living adjustments), such as the Supplemental Nutrition Assistance Program (“SNAP”), unemployment benefits, and economic stimulus programs. In particular, our customers were impacted in the first quarter of 2023 by the elimination of the emergency allotment of SNAP benefits and lower tax refunds resulting from the elimination of COVID-related stimulus programs, and they have continued to be pressured by the impact of these events and the overall macroeconomic environment. Additionally, our customers are impacted by increases in those expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, energy and fuel prices, as well as cost inflation in frequently purchased household products (including food), such as that which we have continued to experience, albeit at moderating levels, as further discussed below. Finally, significant unseasonable or unusual weather patterns or extreme weather can impact customer shopping behaviors.

We introduced an updated strategic framework in 2023 that is intended to sharpen our strategic focus in four keyways: 1) winning in rural, 2) extending our reach, 3) fueling our growth, and 4) being people powered. We call this strategy “DG Forward,” and it is focused on the combination of execution and innovation. Underlying this framework are our long-term operating priorities, which include: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our diverse teams through development, empowerment and inclusion.

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

During the second half of 2022, we experienced higher inventory damages and shrink than we anticipated, which we believe was due primarily to the challenging macroeconomic environment, materially higher inventory levels, and, as to damages, Winter Storm Elliott in December. In addition, we believe some portion of the increase in damages was a residual impact of the warehouse capacity constraints and associated store and supply chain inefficiencies we faced during that time period. We continued to experience both higher shrink and inventory damages in the first half of 2023 and anticipate shrink will continue to pressure our results through the duration of 2023, primarily due to higher inventory levels.

Historically, sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. Our sales mix has continued to shift toward consumables in recent quarters, and this trend continued in the first half of 2023. While we expect some sales mix challenges to persist through at least the duration of 2023, certain of our initiatives are intended to address them; however, there can be no assurances that these efforts will be successful.

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

Further, we are continuing to grow the footprint of pOpshelf, a unique retail concept focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. At the end of the second quarter of 2023, we operated 190 standalone pOpshelf locations. Recognizing the impact of the ongoing macroeconomic pressures on the pOpshelf customer and shopping occasion, we (1) previously announced our planned reduction in pOpshelf openings in 2023, and now plan to operate approximately 230 pOpshelf locations by the end of the fiscal year; and (2) are continuing to re-evaluate our targeted number of pOpshelf stores by the end of 2025. We continue to believe this concept represents a significant growth opportunity over the long term.

Our “DG Fresh” initiative, a self-distribution model for frozen and refrigerated products that is designed to reduce product costs, enhance item assortment, improve our in-stock position, and enhance sales, has positively contributed to our sales and gross margin performance since we completed the initial rollout in 2021. Moving forward, we plan to focus on additional optimization of the distribution footprint and product assortment within DG Fresh with the goal to further drive profitable sales growth.

We also have a health initiative, branded as “DG Well Being”, with the goal of increasing access to basic healthcare products, and ultimately services over time, particularly in rural communities. The initial focus of this initiative is a significantly expanded health product assortment in certain stores, primarily those in our larger formats.

To support our other operating priorities, we remain focused on capturing growth opportunities. In the second quarter of 2023, we opened a total of 215 new stores, remodeled 614 stores, and relocated 20 stores. Reflecting the previously announced reduction in planned pOpshelf stores in fiscal 2023, we plan to open approximately 990 new stores in the United States (including any pOpshelf stores), remodel approximately 2,000 stores, and relocate approximately 120 stores, for a total of 3,110 real estate projects. We opened our first store in Mexico in the first quarter of fiscal 2023. Our updated goal is to operate up to 10 stores in Mexico by the end of fiscal 2023, all of which would be incremental to our planned 990 new store openings.

We continue to innovate within our channel and utilize the most productive of our various Dollar General store formats based on the specific market opportunity. We expect store format innovation to allow us to capture additional growth opportunities within our existing markets. We are using two larger format stores (approximately 8,500 square feet and 9,500 square feet, respectively), and expect the 8,500 square foot format, along with our existing Dollar General Plus format of a similar size, to continue as our base prototypes for the majority of new stores in 2023, replacing our traditional 7,300 square foot format and higher-cooler count Dollar General Traditional Plus format. The larger formats allow for expanded high-capacity-cooler counts, an extended queue line, and a broader product assortment, including an enhanced non-consumable offering, a larger health and beauty section, and produce in select stores. We continue to incorporate lessons learned from our various store formats and layouts into our existing store base. These lessons contribute to innovation in developing new formats, with a goal of driving increased customer traffic, average transaction amount, same-store sales and overall store productivity.

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

To further optimize our cost structure and facilitate greater operational control within our supply chain, we plan to continue expanding the size of our private tractor fleet in 2023. We had more than 1,800 tractors in our fleet at the end of the second quarter of 2023, and our goal is to have more than 2,000 tractors in the fleet by the end of 2023.

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces, including labor availability, increases in minimum wage rates and increases in property rents. Further federal, state and/or local minimum wage increases could have a material negative impact on our operating expenses, although the magnitude and timing of such impact is uncertain. In fiscal 2023, we now plan to invest an additional $50 million in retail labor, primarily through labor hours, bringing the total investment in fiscal year 2023 to approximately $150 million, to further enhance our store standards and compliance efforts as well as the customer and associate experience in our stores. A portion of this investment was made in the first half of the fiscal year. We believe these investments will also elevate consistency of experience in our stores, and amplify the potential success of our strategic initiatives, while driving greater on-shelf availability and market share gains.

In addition to our planned labor investment in 2023, we expect to take additional actions in the third and fourth quarters to improve execution in our supply chain and stores and better serve our customers. Most significantly, we plan to accelerate the pace of our inventory reduction efforts, including additional promotional markdowns primarily on certain non-consumable products to return to more optimal inventory levels sooner than we believe the current pace would deliver. We expect these actions and investments will negatively impact operating profit by up to $170 million in 2023 but will further strengthen our position to drive growth and serve our customers.

While we believe the growth rate of inflation is moderating, we expect some continued inflationary pressures in the near term, which will continue to affect us as well as our vendors and customers and may result in continued pressure to our operating results. To the extent that the macroeconomic inflationary pressures result in a recessionary environment, we may experience adverse effects on our business, results of operations and cash flows. Moreover, recent increases in market interest rates have had, and will continue to have, a negative impact on our interest expense, both with respect to issuances of commercial paper notes and other indebtedness. In addition, the Department of Education’s COVID-19 pandemic student loan forbearance program is scheduled to end in September 2023, with payments expected to resume in October 2023. The potential impact on our customer and our business is unknown, and we can make no assurance that it will not be material.

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

To further enhance shareholder returns, we have continued to pay quarterly cash dividends. As planned, we did not repurchase any shares during the first half of 2023. To preserve our investment grade credit rating and maintain financial flexibility, we do not plan to repurchase shares during fiscal 2023. However, our overall capital allocation priorities remain unchanged, and we expect to continue paying quarterly cash dividends. The declaration and amount of future dividends are subject to Board discretion and approval.

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

Highlights of our 2023 second quarter results of operations, compared to the 2022 second quarter, and our financial condition at August 4, 2023, are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales increased 3.9% to $9.80 billion driven by new stores and sales in same-stores which decreased 0.1%. Average sales per square foot for all stores over the 53-week period ended August 4, 2023 were $272.

●	Gross profit, as a percentage of net sales, was 31.1% in the 2023 period and 32.3% in the 2022 period, a decrease of 126 basis points, primarily reflecting lower inventory markups and increased shrink, markdowns, and inventory damages.

●	SG&A expense, as a percentage of net sales, was 24.0% in the 2023 period compared to 22.6% in the 2022 period, an increase of 136 basis points, primarily due to higher retail labor, utilities, and depreciation and amortization as a percentage of net sales.

●	Operating profit decreased 24.2% to $692.3 million in the 2023 period compared to $913.4 million in the 2022 period.

●	Interest expense increased by $41.2 million in the 2023 period compared to the 2022 period driven by higher average borrowings and higher interest rates.

●	The effective income tax rate for the 2023 period was 22.9% compared to a rate of 22.1% for the 2022 period primarily due to a higher state effective tax rate.

●	Net income was $468.8 million, or $2.13 per diluted share, in the 2023 period compared to net income of $678.0 million, or $2.98 per diluted share, in the 2022 period.

Highlights of the year-to-date period of 2023 include:

●	Cash generated from operating activities was $726.7 million for the 2023 period, a decrease of $221.3 million, or 23.3%, from the comparable 2022 period.

●	Total cash dividends of $258.9 million, or $1.18 per share, were paid during the 2023 period, compared to $249.5 million, or $1.10 per share, in the comparable 2022 period.

●	Inventory turnover was 3.7 times on a rolling four-quarter basis. On a per store basis, inventories at August 4, 2023 increased by 3.4% compared to the balances at July 29, 2022.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year period as compared with the prior year period as well as our financial condition at August 4, 2023.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2023 and 2022, which represent the 52-week fiscal year ending February 2, 2024 and the 53-week fiscal year ended February 3, 2023, respectively. References to the second quarter accounting periods for 2023 and 2022 contained herein refer to the 13-week accounting periods ended August 4, 2023 and July 29, 2022, respectively.

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

The following table contains results of operations data for the second 13-week periods and the 26-week periods of 2023 and 2022, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2023 vs. 2022		26 Weeks Ended		2023 vs. 2022
(amounts in millions, except	August 4,	July 29,	Amount	%	August 4,	July 29,	Amount	%
per share amounts)	2023	2022	Change	Change	2023	2022	Change	Change
Net sales by category:
Consumables	$7,921.6	$7,475.8	$445.8	6.0%	$15,504.5	$14,436.3	$1,068.2	7.4%
% of net sales	80.86%	79.31%			81.02%	79.42%
Seasonal	1,076.2	1,086.9	(10.7)	(1.0)	2,038.8	2,048.3	(9.4)	(0.5)
% of net sales	10.99%	11.53%			10.65%	11.27%
Home products	516.6	559.8	(43.1)	(7.7)	1,047.8	1,099.6	(51.8)	(4.7)
% of net sales	5.27%	5.94%			5.47%	6.05%
Apparel	281.8	303.2	(21.5)	(7.1)	547.8	592.9	(45.0)	(7.6)
% of net sales	2.88%	3.22%			2.86%	3.26%
Net sales	$9,796.2	$9,425.7	$370.5	3.9%	$19,139.0	$18,177.1	$961.9	5.3%
Cost of goods sold	6,751.5	6,377.5	374.0	5.9	13,138.9	12,390.5	748.4	6.0
% of net sales	68.92%	67.66%			68.65%	68.17%
Gross profit	3,044.7	3,048.2	(3.5)	(0.1)	6,000.2	5,786.6	213.6	3.7
% of net sales	31.08%	32.34%			31.35%	31.83%
Selling, general and administrative expenses	2,352.4	2,134.8	217.6	10.2	4,567.0	4,127.0	440.0	10.7
% of net sales	24.01%	22.65%			23.86%	22.70%
Operating profit	692.3	913.4	(221.1)	(24.2)	1,433.2	1,659.6	(226.4)	(13.6)
% of net sales	7.07%	9.69%			7.49%	9.13%
Interest expense	84.3	43.1	41.2	95.7	167.4	82.8	84.6	102.2
% of net sales	0.86%	0.46%			0.87%	0.46%
Income before income taxes	608.0	870.3	(262.4)	(30.1)	1,265.8	1,576.8	(311.0)	(19.7)
% of net sales	6.21%	9.23%			6.61%	8.67%
Income tax expense	139.1	192.3	(53.2)	(27.6)	282.6	346.1	(63.5)	(18.4)
% of net sales	1.42%	2.04%			1.48%	1.90%
Net income	$468.8	$678.0	$(209.2)	(30.9)%	$983.2	$1,230.7	$(247.5)	(20.1)%
% of net sales	4.79%	7.19%			5.14%	6.77%
Diluted earnings per share	$2.13	$2.98	$(0.85)	(28.5)%	$4.47	$5.39	$(0.92)	(17.1)%

13 WEEKS ENDED AUGUST 4, 2023 AND JULY 29, 2022

Net Sales. The net sales increase in the 2023 period was primarily due to sales from new stores partially offset by a same-store sales decrease of 0.1% compared to the 2022 period and the impact of store closures. For the 2023 period, there were 18,325 same-stores, which accounted for sales of $9.4 billion. The decrease in same-store sales primarily reflects a decrease in customer traffic partially offset by an increase in average transaction amount driven by higher average item retail prices partially offset by a decline in items per transaction. Same-store sales increased in the consumables category, and declined in the apparel, home products and seasonal categories.

Gross Profit. For the 2023 period, gross profit decreased by 0.1%, and as a percentage of net sales decreased by 126 basis points to 31.1%, compared to the 2022 period, driven primarily by lower inventory markups and increased shrink, markdowns, and inventory damages. Additionally, our consumables category generally has a lower gross profit rate than our other product categories and in the current period, consumables sales increased while non-consumables sales decreased, which also contributed to the decrease in the gross profit rate. Partially offsetting the factors which decreased our overall gross profit rate were a lower LIFO provision and decreased transportation costs.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 24.0% as a percentage of net sales in the 2023 period compared to 22.6% in the comparable 2022 period, an increase of 136 basis points. The primary expenses that were a higher percentage of net sales in the current year period were retail labor, utilities, depreciation and amortization and rent, which were partially offset by a decrease in incentive compensation.

Interest Expense. Interest expense increased by $41.2 million to $84.3 million in the 2023 period primarily due to higher outstanding borrowings and higher interest rates.

Income Taxes. The effective income tax rate for the 2023 period was 22.9% compared to a rate of 22.1% for the 2022 period, which represents a net increase of 0.8 percentage points. The tax rate for the 2023 period was higher than the comparable 2022 period primarily due to a higher state effective tax rate and an increase in the valuation allowance against foreign net operating losses.

26 WEEKS ENDED AUGUST 4, 2023 AND JULY 29, 2022

Net Sales. The net sales increase in the 2023 period was primarily due to sales from new stores, as well as a same-store sales increase of 0.7% compared to the 2022 period, partially offset by the impact of store closures. For the 2023 period, there were 18,325 same-stores which accounted for sales of $18.3 billion. The increase in same-store sales primarily reflects an increase in average transaction amount driven by higher average item retail prices partially offset by a decline in items per transaction as well as a decrease in customer traffic. Same-store sales increased in the consumables category, and declined in the apparel, seasonal and home products categories.

Gross Profit. For the 2023 period, gross profit increased by 3.7%, and as a percentage of net sales decreased by 48 basis points to 31.4%, compared to the 2022 period, driven primarily by increased shrink, markdowns, and inventory damages and lower inventory markups. In addition, consumables sales increased while non-consumables sales decreased in the current year, which also contributed to the decrease in the gross profit rate. These factors were partially offset by a lower LIFO provision and decreased transportation costs.

Selling, General & Administrative Expenses. SG&A was 23.9% as a percentage of net sales in the 2023 period compared to 22.7% in the comparable 2022 period, an increase of 116 basis points. The primary expenses that were a higher percentage of net sales in the current year period were retail labor, depreciation and amortization, repairs and maintenance, and utilities, partially offset by a decrease in incentive compensation.

Interest Expense. Interest expense increased by $84.6 million to $167.4 million in the 2023 period primarily due to higher outstanding debt balances and higher interest rates.

Income Taxes. The effective income tax rate for the 2023 period was 22.3% compared to a rate of 22.0% for the 2022 period which represents a net increase of 0.3 percentage points. The tax rate for the 2023 period was higher than the comparable 2022 period primarily due to a reduced tax benefit from stock-based compensation in the 2023 period when compared to the 2022 period.

Liquidity and Capital Resources

At August 4, 2023, we had a $2.0 billion senior unsecured revolving credit agreement (the “Revolving Facility”), a $750.0 million 364-day unsecured revolving credit facility (the “364-Day Revolving Facility” and, together with the Revolving Facility, the “Facilities”), $6.9 billion aggregate principal amount of outstanding senior notes, and a commercial paper program that may provide borrowing availability in the form of commercial paper notes (“CP Notes”) of up to $2.0 billion. At August 4, 2023, we had total consolidated outstanding long-term obligations of $7.3 billion and no short-term borrowings. All of our material borrowing arrangements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described below.

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

For the remainder of fiscal 2023, we anticipate potential combined borrowings under the Facilities and our CP Notes to be a maximum of approximately $1.0 billion outstanding at any one time.

Revolving Credit Facility

Our Revolving Facility consists of a $2.0 billion senior unsecured revolving credit facility of which up to $100.0 million is available for the issuance of letters of credit and which is scheduled to mature on December 2, 2026. Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) Adjusted Term SOFR (which is Term SOFR, as published by CME Group Benchmark Administration Limited, plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of August 4, 2023 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of August 4, 2023, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

We entered into the 364-Day Revolving Facility on January 31, 2023, which will expire on January 30, 2024. Borrowings under the 364-Day Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) Adjusted Term SOFR (which is Term SOFR, as published by CME Group Benchmark Administration Limited, plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). We are also required to pay a facility fee to the lenders under the 364-Day Revolving Facility for any used and unused commitments. As of August 4, 2023, the applicable interest rate margin for Adjusted Term SOFR loans was 1.035% and the facility fee rate was 0.09% per annum. The applicable interest rate margins for borrowings and the facility fees under the 364-Day Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The credit agreements governing the Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The credit agreements governing the Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of August 4, 2023, we were in compliance with all such covenants. The credit agreements governing each of the Facilities also contain customary events of default.

As of August 4, 2023, we had no outstanding borrowings, no outstanding letters of credit, and borrowing availability of $2.0 billion under the Revolving Facility that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.5 billion at

August 4, 2023. As of August 4, 2023, under the 364-Day Revolving Facility, we had no outstanding borrowings and borrowing availability of $750.0 million. At August 4, 2023, we had combined availability under the Facilities of $2.3 billion. In addition, as of August 4, 2023 we had outstanding letters of credit of $43.2 million which were issued pursuant to separate agreements.

On June 7, 2023, the Company issued $500.0 million aggregate principal amount of 5.20% senior notes due 2028 (the “July 2028 Senior Notes”), net of discount of $0.1 million and $1 billion aggregate principal amount of 5.45% senior notes due 2033 (the “2033 Senior Notes”), net of discount of $1.6 million. The July 2028 Senior Notes are scheduled to mature on July 5, 2028 and the 2033 Senior Notes are scheduled to mature on July 5, 2033. Interest on the July 2028 Senior Notes and the 2033 Senior Notes is payable in cash on January 5 and July 5 of each year, commencing on January 5, 2024. The Company incurred $12.4 million of debt issuance costs associated with the issuance of the July 2028 Senior Notes and the 2033 Senior Notes.

Commercial Paper

We may issue the CP Notes from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of August 4, 2023, our condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $0.3 billion, which had a weighted average borrowing rate of 5.4%. CP Notes totaling $201.5 million were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet at August 4, 2023.

Senior Notes

In October 2015 we issued $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”) at a discount of $0.8 million, which are scheduled to mature on November 1, 2025. In April 2017 we issued $600.0 million aggregate principal amount of 3.875% senior notes due 2027 (the “April 2027 Senior Notes”) at a discount of $0.4 million, which are scheduled to mature on April 15, 2027. In April 2018 we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2028 (the “2028 Senior Notes”) at a discount of $0.5 million, which are scheduled to mature on May 1, 2028. In April 2020 we issued $1.0 billion aggregate principal amount of 3.5% senior notes due 2030 (the “2030 Senior Notes”) at a discount of $0.7 million, which are scheduled to mature on April 3, 2030, and $500.0 million aggregate principal amount of 4.125% senior notes due 2050 (the “2050 Senior Notes”) at a discount of $5.0 million, which are scheduled to mature on April 3, 2050. In September 2022, we issued $750.0 million aggregate principal amount of 4.25% senior notes due 2024 (the “2024 Senior Notes”), net of discount of $0.7 million, which are scheduled to mature on September 20, 2024, $550.0 million aggregate principal amount of 4.625% senior notes due 2027 (the “November 2027 Senior Notes”), net of discount of $0.5 million, which are scheduled to mature on November 1, 2027, $700.0 million aggregate principal amount of 5.0% senior notes due 2032 (the “2032 Senior Notes”), net of discount of $2.4 million, which are scheduled to mature on November 1, 2032, and $300.0 million aggregate principal amount of 5.50% senior notes due 2052 (the “2052 Senior Notes”), net of discount of $0.3 million, which are scheduled to mature on November 1, 2052. In June 2023, we issued $500.0 million aggregate principal amount of 5.20% senior notes due 2028 (the “July 2028 Senior Notes”), net of discount of $0.1 million, which are scheduled to mature on July 5, 2028, and $1.0 billion aggregate principal amount of 5.45% senior notes due 2033 (the “2033 Senior Notes”), net of discount of $1.6 million, which are scheduled to mature on July 5, 2033.

Collectively, the 2024 Senior Notes, 2025 Senior Notes, April 2027 Senior Notes, November 2027 Senior Notes, 2028 Senior Notes, July 2028 Senior Notes, 2030 Senior Notes, 2032 Senior Notes, 2033 Senior Notes, 2050 Senior Notes, and 2052 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). Interest on the April 2027 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 Senior Notes and the 2028 Senior Notes is payable in cash on May 1 and November 1 of each year. Interest on the 2030 Senior Notes and the 2050 Senior Notes is payable in cash on April 3 and October 3 of each year. Interest on the 2024 Senior Notes is payable in cash on March 20 and September 20 of each year and commenced on March 20, 2023. Interest on the November 2027 Senior Notes, the 2032 Senior Notes and the 2052 Senior Notes is payable in cash on May 1 and November 1 of each year and commenced on May 1, 2023. Interest on the July 2028 Senior Notes and 2033 Senior Notes is payable in cash on January 5 and July 5 of each year, commencing on January 5, 2024.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 53% of our total assets exclusive of operating lease assets, goodwill and other intangible assets as of August 4, 2023. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the 2023 and 2022 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 26-week periods ended August 4, 2023 and July 29, 2022, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $726.7 million in the 2023 period, which represents a $221.3 million decrease compared to the 2022 period. Changes in merchandise inventories resulted in a $817.0 million decrease in the 2023 period as compared to a decrease of $1.5 billion in the 2022 period, representing a significant use of cash from operating activities in both periods as further discussed below. Changes in accounts payable resulted in a $107.8 million increase in the 2023 period compared to a $622.3 million increase in the 2022 period, due primarily to the timing of inventory purchases, receipts and payments. Net income decreased $247.5 million in the 2023 period compared to the 2022 period. Changes in income taxes in the 2023 period compared to the 2022 period are primarily due to the income tax estimates and timing of the payments.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Total merchandise inventories increased by 11% in the 2023 period compared to an increase of 24% in the 2022 period. The reduction in growth rate in the 2023 period primarily reflects our supply chain recovery efforts and the impact of product cost inflation. Changes in our four inventory categories for the 2023 period compared to the 2022 period were as follows: consumables increased by 23% compared to a 16% increase; seasonal decreased 2% compared to a 37% increase; home products decreased by 9% compared to a 51% increase; and apparel increased by 2% compared to unchanged.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2023 period included the following approximate amounts: $308 million for improvements, upgrades, remodels and relocations of existing stores; $229 million for distribution and transportation-related capital expenditures; $194 million related to store facilities, primarily for leasehold improvements, fixtures and equipment in new stores; and $23 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2023 period, we opened 427 new stores and remodeled or relocated 1,238 stores.

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

Capital expenditures for 2023 are currently projected to be approximately $1.6 billion to $1.7 billion. We anticipate funding 2023 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under the Facilities, any issuance of additional CP Notes and access to the debt markets. We plan to continue to invest in store growth through the development of new stores and the remodel or relocation of existing stores. Capital expenditures in 2023 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and our private fleet; technology and other strategic initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. During the 2023 period, we had proceeds from the issuance of long-term debt of $1.5 billion. Net commercial paper borrowings decreased by $1.2 billion in 2023 and increased by $1.0 billion in 2022. Also during the 2023 and 2022 periods, we paid cash dividends of $258.9 million and $249.5 million, respectively. During the 2022 period, we repurchased 4.9 million shares of our common stock at a total cost of $1.1 billion.

Share Repurchase Program

As of August 4, 2023 our common stock repurchase program had a total remaining authorization of approximately $1.38 billion. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. The repurchase program has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended August 4, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 5.OTHER INFORMATION.

Insider Trading Arrangements. During our fiscal quarter ended August 4, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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
● our plans, objectives, and expectations regarding future operations, growth, investments and initiatives, including but not limited to our real estate, store growth and international expansion plans, store formats or concepts, shrink and damages reduction actions, planned approximately $150 million investment in retail labor, planned acceleration of inventory reduction efforts, and anticipated progress and impact of our strategic initiatives (including but not limited to our non-consumables and digital initiatives, DG Media Network, DG Well Being, DG Fresh, Fast Track, and pOpshelf) and our merchandising, margin enhancing, distribution/transportation efficiency (including but not limited to self-distribution and our private fleet) and other initiatives;
●	expectations regarding sales and mix of consumable and non-consumable products, customer traffic, basket size, shrink and inventory levels;
●expectations regarding inflationary and labor pressures, fuel prices, and other supply chain challenges;
● anticipated stock repurchases and cash dividends;
●	anticipated borrowing under our credit agreements and our commercial paper program;
●	potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including without limitation the potential increase of federal, state and/or local minimum wage rates/salary levels, as well as changes to certain government assistance programs, such as SNAP benefits, unemployment benefits, and economic stimulus payments, or potential changes to the corporate tax rate; and
●	expected outcome or effect of pending or threatened legal disputes, litigation or audits.

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

available credit; tax law changes that negatively affect credits and refunds; decreases in, or elimination of, government stimulus programs or subsidies such as unemployment and food/nutrition assistance programs and student loan repayment forgiveness; commodity rates; transportation, lease and insurance costs; wage rates (including the heightened possibility of increased federal, state and/or local minimum wage rates); foreign exchange rate fluctuations; measures or events that create barriers to or increase the costs of international trade (including increased import duties or tariffs); and changes in laws and regulations and their effect on, as applicable, customer spending and disposable income, our ability to execute our strategies and initiatives, our cost of goods sold, our SG&A expenses (including real estate costs), and our sales and profitability;

●	failure to achieve or sustain our strategies, initiatives and investments, including those relating to merchandising (including non-consumable initiatives), real estate and new store development, international expansion, store formats and concepts, digital, marketing, health services, shrink, damages, sourcing, private brand, inventory management, supply chain, private fleet, store operations, expense reduction, technology, pOpshelf, Fast Track and DG Media Network;

●	competitive pressures and changes in the competitive environment and the geographic and product markets where we operate, including, but not limited to, pricing, promotional activity, expanded availability of mobile, web-based and other digital technologies, and alliances or other business combinations;

●	failure to timely and cost-effectively execute our real estate projects or to anticipate or successfully address the challenges imposed by our expansion, including into new countries or domestic markets, states, or urban or suburban areas;

●	levels of inventory shrinkage and damages;

●	failure to successfully manage inventory balances, issues related to supply chain disruptions, seasonal buying pattern disruptions, and distribution network capacity;

●	failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws, or our or one of our vendors falling victim to a cyberattack (which risk is heightened as a result of political uncertainty involving China and the current conflict between Russia and Ukraine) that prevents us from operating all or a portion of our business;

●	damage or interruption to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing or implementing new technology;

●	a significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory, or delays in constructing, opening or staffing new distribution centers (including temperature-controlled distribution centers);

●	risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade (for example, political uncertainty involving China and disruptive political events such as the current conflict between Russia and Ukraine);

●	natural disasters, unusual weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises (for example, the COVID-19 pandemic), political or civil unrest, acts of war, violence or terrorism, and disruptive global political events (for example, political uncertainty involving China and the current conflict between Russia and Ukraine);

●	product liability, product recall or other product safety or labeling claims;

●	incurrence of material uninsured losses, excessive insurance costs or accident costs;

●	failure to attract, develop and retain qualified employees while controlling labor costs (including the heightened possibility of increased federal, state and/or local minimum wage rates/salary levels, including the effects of potential regulatory changes related to the overtime exemption under the Fair Labor Standards Act if implemented) and other labor issues, including employee safety issues and employee expectations and productivity;

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

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

4.1

Fourteenth Supplemental Indenture, dated as of June 7, 2023, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated June 5, 2023, filed with the SEC on June 7, 2023 (file no. 001-11421))

4.2	Form of 5.200% Senior Notes due 2028 (included in Exhibit 4.1)
4.3

Fifteenth Supplemental Indenture, dated as of June 7, 2023, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated June 5, 2023, filed with the SEC on June 7, 2023 (file no. 001-11421))

4.4	Form of 5.450% Senior Notes due 2033 (included in Exhibit 4.3)
10.1

Amended Schedule of Executive Officers who have executed an employment agreement in the form of COO/Executive Vice President Employment Agreement filed as Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2021, filed with the SEC on April 8, 2021

10.2

Engagement Letter by and between Dollar General Corporation and John W. Garratt (effective June 2, 2023) (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2023, filed with the SEC on June 1, 2023 (file no. 001-11421))

15	Letter re unaudited interim financial information
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350
101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2023 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in her capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	August 31, 2023	By:	/s/ Kelly M. Dilts
Kelly M. Dilts Executive Vice President & Chief Financial Officer