Form 10-Q
period 2023-11-03
DOLLAR GENERAL CORP
filed 2023-12-07
CIK 29534

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 3, 2023

or

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

The Registrant had 219,497,254 shares of common stock outstanding on November 30, 2023.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 3,	February 3,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$365,447	$381,576
Merchandise inventories	7,356,065	6,760,733
Income taxes receivable	197,555	135,775
Prepaid expenses and other current assets	352,011	302,925
Total current assets	8,271,078	7,581,009
Net property and equipment	5,848,385	5,236,309
Operating lease assets	10,904,323	10,670,014
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,700	1,199,700
Other assets, net	62,551	57,746
Total assets	$30,624,626	$29,083,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$750,000	$—
Current portion of operating lease liabilities	1,355,316	1,288,939
Accounts payable	3,651,778	3,552,991
Accrued expenses and other	1,020,759	1,036,919
Income taxes payable	9,237	8,919
Total current liabilities	6,787,090	5,887,768
Long-term obligations	6,440,845	7,009,399
Long-term operating lease liabilities	9,540,573	9,362,761
Deferred income taxes	1,152,125	1,060,906
Other liabilities	252,109	220,761
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	192,053	191,718
Additional paid-in capital	3,732,376	3,693,871
Retained earnings	2,527,201	1,656,140
Accumulated other comprehensive loss	254	43
Total shareholders’ equity	6,451,884	5,541,772
Total liabilities and shareholders' equity	$30,624,626	$29,083,367

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	November 3,	October 28,	November 3,	October 28,
	2023	2022	2023	2022
Net sales	$9,694,082	$9,464,891	$28,833,095	$27,641,956
Cost of goods sold	6,881,554	6,579,696	20,020,407	18,970,175
Gross profit	2,812,528	2,885,195	8,812,688	8,671,781
Selling, general and administrative expenses	2,379,054	2,149,650	6,946,042	6,276,653
Operating profit	433,474	735,545	1,866,646	2,395,128
Interest expense	82,289	53,681	249,664	136,455
Other (income) expense	—	415	—	415
Income before income taxes	351,185	681,449	1,616,982	2,258,258
Income tax expense	74,939	155,282	357,521	501,404
Net income	$276,246	$526,167	$1,259,461	$1,756,854
Earnings per share:
Basic	$1.26	$2.34	$5.74	$7.76
Diluted	$1.26	$2.33	$5.73	$7.72
Weighted average shares outstanding:
Basic	219,480	224,527	219,359	226,434
Diluted	219,799	225,697	219,953	227,587

Dividends per share	$0.59	$0.55	$1.77	$1.65

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 39 weeks ended
	November 3,	October 28,	November 3,	October 28,
	2023	2022	2023	2022
Net income	$276,246	$526,167	$1,259,461	$1,756,854
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $0, $87, $61, and $260, respectively	(761)	243	211	469
Comprehensive income	$275,485	$526,410	$1,259,672	$1,757,323

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balances, August 4, 2023	219,470	$192,039	$3,724,200	$2,380,451	$1,015	$6,297,705
Net income	—	—	—	276,246	—	276,246
Dividends paid, $0.59 per common share	—	—	—	(129,496)	—	(129,496)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	(761)	(761)
Share-based compensation expense	—	—	6,811	—	—	6,811
Other equity and related transactions	20	14	1,365	—	—	1,379
Balances, November 3, 2023	219,490	$192,053	$3,732,376	$2,527,201	$254	$6,451,884

Balances, July 29, 2022	225,567	$197,372	$3,627,987	$2,364,098	$(966)	$6,188,491
Net income	—	—	—	526,167	—	526,167
Dividends paid, $0.55 per common share	—	—	—	(122,960)	—	(122,960)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	243	243
Share-based compensation expense	—	—	15,469	—	—	15,469
Repurchases of common stock	(2,256)	(1,973)	—	(544,482)	—	(546,455)
Other equity and related transactions	264	230	32,621	—	—	32,851
Balances, October 28, 2022	223,575	$195,629	$3,676,077	$2,222,823	$(723)	$6,093,806

Balances, February 3, 2023	219,105	$191,718	$3,693,871	$1,656,140	$43	$5,541,772
Net income	—	—	—	1,259,461	—	1,259,461
Dividends paid, $1.77 per common share	—	—	—	(388,400)	—	(388,400)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	211	211
Share-based compensation expense	—	—	40,704	—	—	40,704
Other equity and related transactions	385	335	(2,199)	—	—	(1,864)
Balances, November 3, 2023	219,490	$192,053	$3,732,376	$2,527,201	$254	$6,451,884

Balances, January 28, 2022	230,016	$201,265	$3,587,914	$2,473,999	$(1,192)	$6,261,986
Net income	—	—	—	1,756,854	—	1,756,854
Dividends paid, $1.65 per common share	—	—	—	(372,428)	—	(372,428)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	469	469
Share-based compensation expense	—	—	57,562	—	—	57,562
Repurchases of common stock	(7,142)	(6,249)	—	(1,635,602)	—	(1,641,851)
Other equity and related transactions	701	613	30,601	—	—	31,214
Balances, October 28, 2022	223,575	$195,629	$3,676,077	$2,222,823	$(723)	$6,093,806

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	November 3,	October 28,
	2023	2022
Cash flows from operating activities:
Net income	$1,259,461	$1,756,854
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	625,817	532,514
Deferred income taxes	91,158	166,965
Noncash share-based compensation	40,704	57,562
Other noncash (gains) and losses	79,001	365,500
Change in operating assets and liabilities:
Merchandise inventories	(661,611)	(1,885,434)
Prepaid expenses and other current assets	(50,846)	(81,836)
Accounts payable	108,757	377,478
Accrued expenses and other liabilities	3,802	54,134
Income taxes	(61,462)	(90,737)
Other	7,238	(4,813)
Net cash provided by (used in) operating activities	1,442,019	1,248,187

Cash flows from investing activities:
Purchases of property and equipment	(1,240,507)	(1,078,208)
Proceeds from sales of property and equipment	4,963	2,388
Net cash provided by (used in) investing activities	(1,235,544)	(1,075,820)

Cash flows from financing activities:
Issuance of long-term obligations	1,498,260	2,296,053
Repayments of long-term obligations	(14,362)	(907,731)
Net increase (decrease) in commercial paper outstanding	(1,303,800)	456,800
Borrowings under revolving credit facilities	500,000	—
Repayments of borrowings under revolving credit facilities	(500,000)	—
Costs associated with issuance of debt	(12,438)	(16,521)
Repurchases of common stock	—	(1,641,851)
Payments of cash dividends	(388,381)	(372,423)
Other equity and related transactions	(1,883)	31,208
Net cash provided by (used in) financing activities	(222,604)	(154,465)
Net increase (decrease) in cash and cash equivalents	(16,129)	17,902
Cash and cash equivalents, beginning of period	381,576	344,829
Cash and cash equivalents, end of period	$365,447	$362,731

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$1,248,662	$1,314,045
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$140,724	$152,579

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of November 3, 2023 and results of operations for the 13-week and 39-week accounting periods ended November 3, 2023 and October 28, 2022 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $11.3 million and $147.8 million in the respective 13-week periods, and $59.7 million and $353.6 million in the respective 39-week periods, ended November 3, 2023 and October 28, 2022. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

We utilize supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell our payment obligations to designated third party financial institutions. While the terms of these agreements are between the supplier and the financial institution, the supply chain finance financial institutions allow the participating suppliers to utilize our creditworthiness in establishing credit spreads and associated costs. The Company’s obligations to its suppliers in accounts payable, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. As of November 3, 2023 and February 3, 2023, the obligations outstanding at the end of the reporting period were $299.9 million and $343.6 million, respectively.

In November 2023, the FASB issued an update to the required disclosures for segment reporting. The update is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect the adoption of this update to have a material impact on its consolidated results of operations, financial position, or cash flows.

In September 2022, the FASB issued new required disclosures for supplier finance programs. These disclosures are intended to enhance the transparency about the use of supplier finance programs for investors. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with the exception of the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the required disclosures for this accounting standard update in fiscal 2023, except for the disclosure of rollforward activity, which will be adopted for fiscal year 2024.

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

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended November 3, 2023			13 Weeks Ended October 28, 2022
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$276,246	219,480	$1.26	$526,167	224,527	$2.34
Effect of dilutive share-based awards		319			1,170
Diluted earnings per share	$276,246	219,799	$1.26	$526,167	225,697	$2.33

	39 Weeks Ended November 3, 2023			39 Weeks Ended October 28, 2022
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$1,259,461	219,359	$5.74	$1,756,854	226,434	$7.76
Effect of dilutive share-based awards		594			1,153
Diluted earnings per share	$1,259,461	219,953	$5.73	$1,756,854	227,587	$7.72

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were approximately 0.1 million in each of the respective 13-week periods and 39-week periods ended November 3, 2023 and October 28, 2022.

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

The Company’s 2019 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2020 through 2022 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, with few exceptions, the Company’s 2020 and later tax years remain open for examination by the various state taxing authorities.

As of November 3, 2023, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $14.8 million, $1.0 million and $0.0 million, respectively, for a total of $15.8 million. The uncertain tax liability is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $1.9 million in the coming twelve months as a result of expiring statutes of limitations or settlements. As of November 3, 2023, approximately $12.6 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 39-week periods ended November 3, 2023 were 21.3% and 22.1% respectively, compared to rates of 22.8% and 22.2% for the 13-week and 39-week periods ended October 28, 2022. The effective income tax rate was lower for the 13-week period in 2023 than the comparable 13-week period in 2022 primarily due to increased benefits from federal employment tax credits and an increased benefit to the effective tax rate from rate-impacting items caused by lower earnings before taxes in the 13-week period in 2023 offset by a higher state effective tax rate. The effective income tax rate was lower for the 39-week period in 2023 than the comparable 39-week period in 2022 primarily due to a reduced benefit from stock-based compensation and a higher state effective income tax rate offset by an increased benefit to the effective tax rate from rate-impacting items caused by lower earnings before taxes in the 39-week period in 2023.

4.Leases

As of November 3, 2023, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the condensed consolidated balance sheets. At November 3, 2023, the weighted-average remaining lease term for the Company’s operating leases was 9.3 years, and the weighted average discount rate for such leases was 4.1%. Operating lease costs are reflected as selling, general and administrative costs in the condensed consolidated statements of income. For the 39-week periods ended November 3, 2023 and October 28, 2022, such costs were $1.30 billion and $1.19 billion, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $1.30 billion and $1.20 billion, respectively, were reflected in cash flows from operating activities in the condensed consolidated statements of cash flows for the 39-week periods ended November 3, 2023 and October 28, 2022.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	November 3,	February 3,
(In thousands)	2023	2023
Revolving Facility	$—	$—
364-Day Revolving Facility	—	—
4.250% Senior Notes due September 20, 2024 (net of discount of $315 and $563)	749,685	749,437
4.150% Senior Notes due November 1, 2025 (net of discount of $184 and $249)	499,816	499,751
3.875% Senior Notes due April 15, 2027 (net of discount of $172 and $207)	599,828	599,793
4.625% Senior Notes due November 1, 2027 (net of discount of $424 and $495)	549,576	549,505
4.125% Senior Notes due May 1, 2028 (net of discount of $250 and $287)	499,750	499,713
5.200% Senior Notes due July 5, 2028 (net of discount of $130 and $0)	499,870	—
3.500% Senior Notes due April 3, 2030 (net of discount of $457 and $504)	940,823	952,440
5.000% Senior Notes due November 1, 2032 (net of discount of $2,204 and $2,346)	697,796	697,654
5.450% Senior Notes due July 5, 2033 (net of discount of $1,551 and $0)	998,449	—
4.125% Senior Notes due April 3, 2050 (net of discount of $4,695 and $4,766)	495,305	495,234
5.500% Senior Notes due November 1, 2052 (net of discount of $289 and $292)	299,711	299,708
Unsecured commercial paper notes	198,100	1,501,900
Other	205,619	200,695
Debt issuance costs, net	(43,483)	(36,431)
	$7,190,845	$7,009,399
Less: current portion	(750,000)	—
Long-term obligations	$6,440,845	$7,009,399

The Company has a $2.0 billion senior unsecured revolving credit facility (the “Revolving Facility”) scheduled to mature on December 2, 2026, up to $100.0 million of which is available for letters of credit.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR, as published by CME Group Benchmark Administration Limited, plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of November 3, 2023 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of November 3, 2023, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The Company has a 364-day $750 million unsecured revolving credit facility (the “364-Day Revolving Facility”) which will expire on January 30, 2024. Borrowings under the 364-Day Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR, as published by CME Group Benchmark Administration Limited, plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The Company is also required to pay a facility fee to the lenders under the 364-Day Revolving Facility for any used and unused commitments. As of November 3, 2023, the applicable interest rate margin for Adjusted Term SOFR loans was 1.035% and the facility fee rate was 0.09%. The applicable interest rate margins for borrowings and the facility fees under the 364-Day Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The credit agreements governing the Revolving Facility and the 364-Day Revolving Facility (together, the “Facilities”) contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The credit agreements governing the Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 3, 2023, the Company was in compliance with all such covenants. The credit agreements governing each of the Facilities also contain customary events of default.

As of November 3, 2023, the Company had no outstanding borrowings, no outstanding letters of credit, and approximately $2.0 billion of borrowing availability under the Revolving Facility that, due to the Company’s intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.6 billion. As of November 3, 2023, under the 364-Day Revolving Facility, the Company had no outstanding borrowings and borrowing availability of $750.0 million. As of November 3, 2023, the Company had combined availability under the Facilities of $2.4 billion. In addition, as of November 3, 2023, the Company had outstanding letters of credit of $43.2 million which were issued pursuant to separate agreements.

As of November 3, 2023, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of November 3, 2023, the Company’s condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $198.1 million, which had a weighted average borrowing rate of 5.4%. CP Notes totaling $197.7 million and $230.8 million at November 3, 2023 and February 3, 2023, respectively, were held by a wholly-owned subsidiary of the Company and are therefore not reflected in the condensed consolidated balance sheets.

On June 7, 2023, the Company issued $500.0 million aggregate principal amount of 5.20% senior notes due 2028 (the “July 2028 Senior Notes”), net of discount of $0.1 million, and $1.0 billion aggregate principal amount of 5.45% senior notes due 2033 (the “2033 Senior Notes”), net of discount of $1.6 million. The July 2028 Senior Notes are scheduled to mature on July 5, 2028, and the 2033 Senior Notes are scheduled to mature on July 5, 2033. Interest on the July 2028 Senior Notes and the 2033 Senior Notes is payable in cash on January 5 and July 5 of each year, commencing on January 5, 2024. The Company incurred $12.4 million of debt issuance costs associated with the issuance of the July 2028 Senior Notes and the 2033 Senior Notes.

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of November 3, 2023.

The following table presents the Company’s liabilities required to be measured at fair value as of November 3, 2023, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	November 3,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2023
Liabilities:
Current and long-term obligations (a)	$6,318,958	$403,719	$—	$6,722,677
Deferred compensation (b)	46,115	—	—	46,115
(a)	Included in the condensed consolidated balance sheet at book value as current portion of long-term obligations of $750,000 and long-term obligations of $6,440,845.
(b)	Reflected at fair value in the condensed consolidated balance sheet as accrued expenses and other current liabilities of $10,164 and noncurrent other liabilities of $35,951.

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

On January 20, 2023, a lawsuit entitled Brent Conforti, et al. v. Jeffrey C. Owen, et al. was filed in the United States District Court for the Middle District of Tennessee (Case No. 3:23-CV-00059) (“Conforti”) in which the plaintiff shareholder, purportedly on behalf and for the benefit of the Company, alleges that each of the Company’s directors violated their fiduciary duties by failing to implement and maintain a system of controls regarding the Company’s workplace safety practices. The plaintiff also alleges corporate waste and, as to the Company’s then former CEO, Mr. Vasos, unjust enrichment. On February 13, 2023, the plaintiff amended the complaint to add breach of fiduciary duty allegations against certain then officers of the Company, including Messrs. Owen, Vasos, Garratt, Sunderland and Wenkoff and Mss. R. Taylor and Elliott, and to expand the unjust enrichment claim to include all individual director and officer defendants (the “Individual Defendants”). The plaintiff seeks both non-monetary and monetary relief for the benefit of the Company. On October 12, 2023, the court granted in its entirety the motion to dismiss filed by the Company and the Individual Defendants.

On November 27, 2023, and November 30, 2023, respectively, the following putative shareholder class action lawsuits were filed in the United States District Court for the Middle District of Tennessee in which the plaintiffs allege that during the putative class periods noted below, the Company and certain of its current and former officers violated the federal securities laws by misrepresenting the impact of alleged store labor, inventory, pricing and other practices on the Company’s financial results and prospects: Washtenaw County Employees’ Retirement System v. Dollar General Corporation, et al. (Case No. 3:23-cv-01250) (putative class period of May 28, 2020 to August 30, 2023); Robert J. Edmonds v. Dollar General Corporation, et al. (Case No. 3:23-cv-01259) (putative class period of February 23, 2023 to August 31, 2023) (collectively, the “Shareholder Securities Litigation”). The plaintiffs seek compensatory damages, equitable/injunctive relief, pre- and post-judgment interest and attorneys’ fees and costs. The deadline to seek appointment by the Court to serve as the lead plaintiff in the Shareholder Securities Litigation is January 26, 2024.

At this time, it is not possible to estimate the value of the claims asserted in the Shareholder Securities Litigation or the potential range of loss in this matter, and no assurances can be given that the Company will be successful in its defense on the merits or otherwise. However, if the Company is not successful in its defense efforts, the resolution of the Shareholder Securities Litigation could have a material adverse effect on the Company’s consolidated financial statements as a whole.

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

The Company manages its business on the basis of one reportable operating segment. As of November 3, 2023, the Company’s retail store operations were primarily located within the United States, with two retail stores in Mexico. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(in thousands)	2023	2022	2023	2022
Classes of similar products:
Consumables	$7,940,527	$7,664,806	$23,445,031	$22,101,146
Seasonal	940,632	942,831	2,979,474	2,991,113
Home products	534,471	574,425	1,582,305	1,674,013
Apparel	278,452	282,829	826,285	875,684
Net sales	$9,694,082	$9,464,891	$28,833,095	$27,641,956

9.	Common stock transactions

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

Pursuant to its common stock repurchase program, during the 39-week periods ended November 3, 2023 and October 28, 2022, respectively, the Company repurchased in the open market no shares of its common stock and 7.1 million shares of its common stock at a total cost of $1.6 billion.

The Company paid a cash dividend of $0.59 per share during each of the first three quarters of 2023. In December 2023, the Board declared a quarterly cash dividend of $0.59 per share, which is payable on or before January 23, 2023, to shareholders of record on January 9, 2023. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity, and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of November 3, 2023, the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the thirteen and thirty-nine week periods ended November 3, 2023 and October 28, 2022, the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 3, 2023 and October 28, 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
December 7, 2023

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 19,726 stores located in 48 U.S. states and Mexico as of November 3, 2023, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. Our first two stores in Mexico opened in 2023. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our customers continue to feel constrained in the current macroeconomic environment, and accordingly we expect their spending to continue to be pressured, particularly in our non-consumables categories. Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, wage growth, changes in U.S. and global trade policy, and changes in U.S. government policy and assistance programs (including cost of living adjustments), such as the Supplemental Nutrition Assistance Program (“SNAP”), unemployment benefits, and economic stimulus programs. Our customers have continued to be impacted by the elimination of the emergency allotment of SNAP benefits and lower tax refunds resulting from the elimination of COVID-related stimulus programs, each of which occurred in the first quarter of 2023, and by the overall macroeconomic environment. Additionally, our customers continue to experience higher expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, energy and fuel prices, as well as cost inflation in frequently purchased household products (including food). In addition, the Department of Education’s COVID-19 pandemic student loan forbearance program ended in September 2023, and payment obligations generally resumed in October 2023. The impact of this program’s conclusion on our customer and our business has not been material, although we can make no assurance that it will not be material in the future. Finally, significant unseasonable or unusual weather patterns or extreme weather can impact customer shopping behaviors, although we did not identify any such impact to any significant degree in the third quarter.

We remain committed to our long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus. These priorities include: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our diverse teams through development, empowerment and inclusion.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount. In the third quarter of 2023, while the average transaction amount decreased, our customer traffic was positive for the first time in four quarters. Historically, sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. Our sales mix continues to shift toward consumables, which is currently at historic highs.

Certain of our initiatives are intended to address this sales mix trend; however, there can be no assurances that these efforts will be successful.

As we work to provide everyday low prices and meet our customers’ affordability needs, we remain focused on enhancing our margins through inventory shrink and damage reduction initiatives, as well as pricing and markdown optimization, effective category management, distribution and transportation efficiencies, private brands penetration and global sourcing. Several of our strategic and other sales-driving initiatives are also designed to capture growth opportunities and are discussed in more detail below.

During the second half of 2022, we experienced higher inventory damages and shrink than we anticipated, which we believe was due primarily to the challenging macroeconomic environment, materially higher inventory levels, and, as to damages, Winter Storm Elliott in December. In addition, we believe some portion of the increase in damages was a residual impact of the warehouse capacity constraints and associated store and supply chain inefficiencies we faced during that time period. We continued to experience higher damages in the first half of 2023, as well as higher shrink in the first three quarters of 2023, and we anticipate shrink will continue to pressure our results.

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

Further, as noted below, we are continuing to grow the footprint of pOpshelf, a unique retail concept focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. At the end of the third quarter of 2023, we operated 205 standalone pOpshelf locations, and now plan to operate approximately 215 pOpshelf locations by the end of the fiscal year. In addition, we plan to open approximately 30 pOpshelf stores in fiscal 2024. Although we continue to move at a measured pace with this concept in the softer discretionary sales environment, we believe this concept presents a significant long-term growth opportunity.

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

We also have a health initiative, branded as “DG Well Being”, with the goal of increasing access to basic healthcare products, particularly in rural communities. The focus of this initiative is a significantly expanded health product assortment in certain stores, primarily those in our larger formats.

We also remain focused on capturing growth opportunities. In the third quarter of 2023, we opened a total of 263 new stores, remodeled 545 stores, and relocated 44 stores. We plan to open approximately 990 new stores in the United States (including both Dollar General and pOpshelf stores), remodel approximately 2,000 stores, and relocate approximately 120 stores, for a total of 3,110 real estate projects in 2023. We opened our first two stores in Mexico in 2023 and have reduced our 2023 Mexico store opening goal, now aiming to operate up to 5 stores in Mexico by the end of 2023, all of which are incremental to our planned 990 new store openings. In 2024, we plan to open approximately 800 new stores (including approximately 30 pOpshelf stores and approximately 15 stores in Mexico), remodel approximately 1,500 stores, and relocate approximately 85 stores, for a total of 2,385 real estate projects.

We expect store format innovation to allow us to capture additional growth opportunities within our existing markets as we continue to utilize the most productive of our various Dollar General store formats based on the specific market opportunity. We are using two larger format stores (approximately 8,500 square feet and 9,500 square feet, respectively), and expect the 8,500 square foot format, along with our existing Dollar General Plus format of a similar size, to continue as our base prototypes for the majority of new stores in 2023 and 2024, replacing our traditional 7,300 square foot format and higher-cooler count Dollar General Traditional Plus format. The larger formats allow for expanded high-capacity-cooler counts, an extended queue line, and a broader product assortment, including an enhanced non-consumable offering, a larger health and beauty section, and produce in select stores.

We have established a position as a low-cost operator, always seeking ways to reduce or control costs that do not affect our customers’ shopping experiences. We plan to continue enhancing this position over time while employing ongoing cost discipline to reduce certain expenses as a percentage of sales. Nonetheless, we seek to maintain flexibility to invest in the business as necessary to enhance our long-term competitiveness and profitability. From time to time, our strategic initiatives, including without limitation those discussed above, have required and may continue to require us to incur upfront expenses for which there may not be an immediate return in terms of sales or enhanced profitability.

To further optimize our cost structure and facilitate greater operational control within our supply chain, we further expanded our private fleet in 2023 from 1,600 tractors at the end of fiscal 2022 to more than 2,000 tractors at the end of the third quarter of 2023.

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces, including labor availability, increases in minimum wage rates and increases in property rents. Further federal, state and/or local minimum wage increases or changes to salary levels required for certain overtime-exempt positions, such as those currently proposed by the Department of Labor, could have a material negative impact on our operating expenses, although the magnitude and timing of such impact is uncertain. Furthermore, we have invested approximately $100 million through the first three quarters of fiscal 2023 of our planned full year $150 million investment in retail labor, primarily through labor hours, to further enhance our store standards, including on-shelf availability, and compliance efforts as well as the customer and associate experience in our stores.

In addition to our planned labor investment in 2023, we are taking additional actions to support our customers, stores and distribution centers. Most significantly, we are accelerating the pace of our inventory reduction efforts, including additional promotional markdowns, in an effort to return to more optimal inventory levels sooner than we believe the current pace would deliver. We expect these investments in retail labor, markdowns, and other areas to negatively impact operating profit by up to $270 million in 2023.

While we believe the growth rate of inflation is moderating, we expect some continued inflationary pressures will continue to affect our operating results and our vendors and customers. Moreover, increases in market interest rates have had, and will likely continue to have, a negative impact on our interest expense, both with respect to issuances of commercial paper notes and other indebtedness. Further, both inflation and higher interest rates have significantly increased new store opening costs and occupancy costs, which have negatively impacted our projected new store returns and influenced our 2024 new store growth plans.

Our diverse teams are a competitive advantage, and we proactively seek ways to continue investing in their development. Our goal is to create an environment that attracts, develops, and retains talented personnel, particularly at the store manager level, because employees who are promoted from within our company generally have longer tenures and are greater contributors to improvements in our financial performance. We are taking actions designed to reduce our store manager turnover, which was higher than targeted as of the end of the third quarter, including making efforts to simplify in-store activities and reduce excess inventory, and optimally allocating the aforementioned labor hours in our stores.

To further enhance shareholder returns, we have continued to pay quarterly cash dividends. The declaration and amount of future dividends are subject to Board discretion and approval, although we currently expect to continue paying quarterly cash dividends. As planned, to preserve our investment grade credit rating and maintain financial flexibility, we did not repurchase any shares during the first three quarters of 2023 under our share repurchase program and do not plan to repurchase shares during the fourth quarter of 2023. The repurchase authorization has no expiration date, and future repurchases will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors.

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

Highlights of our 2023 third quarter results of operations, compared to the 2022 third quarter, and our financial condition at November 3, 2023, are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales increased 2.4% to $9.69 billion driven by new stores, partially offset by sales in same-stores which decreased 1.3%. Average sales per square foot for all stores over the 53-week period ended November 3, 2023 were $270.

●	Gross profit, as a percentage of net sales, was 29.0% in the 2023 period and 30.5% in the 2022 period, a decrease of 147 basis points, primarily reflecting increased shrink, lower inventory markups, and increased markdowns.

●	SG&A expense, as a percentage of net sales, was 24.5% in the 2023 period compared to 22.7% in the 2022 period, an increase of 183 basis points, primarily due to higher retail labor, depreciation and amortization, and repairs and maintenance as a percentage of net sales.

●	Operating profit decreased 41.1% to $433.5 million in the 2023 period compared to $735.5 million in the 2022 period.

●	Interest expense increased by $28.6 million in the 2023 period compared to the 2022 period driven by higher average borrowings and higher interest rates.

●	The effective income tax rate for the 2023 period was 21.3% compared to a rate of 22.8% for the 2022 period primarily due to an increased benefit from rate-impacting items caused by lower earnings before taxes.

●	Net income was $276.2 million, or $1.26 per diluted share, in the 2023 period compared to net income of $526.2 million, or $2.33 per diluted share, in the 2022 period.

Highlights of the year-to-date period of 2023 include:

●	Cash generated from operating activities was $1.4 billion for the 2023 period, an increase of $193.8 million, or 15.5%, from the comparable 2022 period.

●	Total cash dividends of $388.4 million, or $1.77 per share, were paid during the 2023 period, compared to $372.4 million, or $1.65 per share, in the comparable 2022 period.

●	Inventory turnover was 3.7 times on a rolling four-quarter basis. On a per store basis, inventories at November 3, 2023 decreased by 1.8% compared to the balances at October 28, 2022.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year period as compared with the prior year period as well as our financial condition at November 3, 2023.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2023 and 2022, which represent the 52-week fiscal year ending February 2, 2024 and the 53-week fiscal year ended February 3, 2023, respectively. References to the third quarter accounting periods for 2023 and 2022 contained herein refer to the 13-week accounting periods ended November 3, 2023 and October 28, 2022, respectively.

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

The following table contains results of operations data for the third 13-week periods and the 39-week periods of 2023 and 2022, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2023 vs. 2022		39 Weeks Ended		2023 vs. 2022
(amounts in millions, except	November 3,	October 28,	Amount	%	November 3,	October 28,	Amount	%
per share amounts)	2023	2022	Change	Change	2023	2022	Change	Change
Net sales by category:
Consumables	$7,940.5	$7,664.8	$275.7	3.6%	$23,445.0	$22,101.1	$1,343.9	6.1%
% of net sales	81.92%	80.98%			81.31%	79.96%
Seasonal	940.6	942.8	(2.2)	(0.2)	2,979.5	2,991.1	(11.6)	(0.4)
% of net sales	9.70%	9.96%			10.33%	10.82%
Home products	534.5	574.4	(40.0)	(7.0)	1,582.3	1,674.0	(91.7)	(5.5)
% of net sales	5.51%	6.07%			5.49%	6.06%
Apparel	278.5	282.8	(4.4)	(1.5)	826.3	875.7	(49.4)	(5.6)
% of net sales	2.87%	2.99%			2.87%	3.17%
Net sales	$9,694.1	$9,464.9	$229.2	2.4%	$28,833.1	$27,642.0	$1,191.1	4.3%
Cost of goods sold	6,881.6	6,579.7	301.9	4.6	20,020.4	18,970.2	1,050.2	5.5
% of net sales	70.99%	69.52%			69.44%	68.63%
Gross profit	2,812.5	2,885.2	(72.7)	(2.5)	8,812.7	8,671.8	140.9	1.6
% of net sales	29.01%	30.48%			30.56%	31.37%
Selling, general and administrative expenses	2,379.1	2,149.7	229.4	10.7	6,946.0	6,276.7	669.4	10.7
% of net sales	24.54%	22.71%			24.09%	22.71%
Operating profit	433.5	735.5	(302.1)	(41.1)	1,866.6	2,395.1	(528.5)	(22.1)
% of net sales	4.47%	7.77%			6.47%	8.66%
Interest expense	82.3	53.7	28.6	53.3	249.7	136.5	113.2	83.0
% of net sales	0.85%	0.57%			0.87%	0.49%
Other (income) expense	—	0.4	(0.4)	(100.0)	—	0.4	(0.4)	(100.0)
% of net sales	0.00%	0.00%			0.00%	0.00%
Income before income taxes	351.2	681.4	(330.3)	(48.5)	1,617.0	2,258.3	(641.3)	(28.4)
% of net sales	3.62%	7.20%			5.61%	8.17%
Income tax expense	74.9	155.3	(80.3)	(51.7)	357.5	501.4	(143.9)	(28.7)
% of net sales	0.77%	1.64%			1.24%	1.81%
Net income	$276.2	$526.2	$(249.9)	(47.5)%	$1,259.5	$1,756.9	$(497.4)	(28.3)%
% of net sales	2.85%	5.56%			4.37%	6.36%
Diluted earnings per share	$1.26	$2.33	$(1.07)	(45.9)%	$5.73	$7.72	$(1.99)	(25.8)%

13 WEEKS ENDED NOVEMBER 3, 2023 AND OCTOBER 28, 2022

Net Sales. The net sales increase in the 2023 period was primarily due to sales from new stores partially offset by a same-store sales decrease of 1.3% compared to the 2022 period and the impact of store closures. The decrease in same-store sales primarily reflects a decrease in average transaction amount partially offset by an increase in customer traffic. The decrease in average transaction amount was driven by a decline in items per transaction partially offset by higher average item retail prices. Same-store sales decreased in the consumables, apparel, home products and seasonal categories. For the 2023 period, there were 18,537 same-stores, which accounted for sales of $9.3 billion.

Gross Profit. For the 2023 period, gross profit decreased by 2.5%, and as a percentage of net sales decreased by 147 basis points to 29.0%, compared to the 2022 period, driven primarily by increased shrink, lower inventory markups, and increased markdowns. Partially offsetting the factors which decreased our overall gross profit rate were a lower LIFO provision and decreased transportation costs.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 24.5% as a percentage of net sales in the 2023 period compared to 22.7% in the comparable 2022 period, an increase of 183 basis points. The primary expenses that were a higher percentage of net sales in the current year period were retail labor, depreciation and amortization, repairs and maintenance, rent, professional fees, and other services purchased, including debt and credit card transaction fees, which were partially offset by a decrease in incentive compensation.

Interest Expense. Interest expense increased by $28.6 million to $82.3 million in the 2023 period primarily due to higher outstanding borrowings and higher interest rates.

Income Taxes. The effective income tax rate for the 2023 period was 21.3% compared to a rate of 22.8% for the 2022 period, which represents a net decrease of 1.5 percentage points. The tax rate for the 2023 period was lower than the comparable 2022 period primarily due to increased benefits from federal employment tax credits and an increased benefit to the effective tax rate from rate-impacting items caused by lower earnings before taxes in the 2023 period offset by a higher state effective tax rate.

39 WEEKS ENDED NOVEMBER 3, 2023 AND OCTOBER 28, 2022

Net Sales. The net sales increase in the 2023 period was primarily due to sales from new stores, as well as flat same-store sales compared to the 2022 period, partially offset by the impact of store closures. Same-store sales primarily reflects an increase in average transaction amount offset by a decrease in customer traffic. The increase in average transaction amount was driven by an increase in higher average item retail prices partially offset by a decrease in items per transaction. Same-store sales increased in the consumables category, and declined in the apparel, seasonal and home products categories. For the 2023 period, there were 18,537 same-stores which accounted for sales of $27.5 billion.

Gross Profit. For the 2023 period, gross profit increased by 1.6%, and as a percentage of net sales decreased by 81 basis points to 30.6%, compared to the 2022 period, driven primarily by increased shrink and markdowns, lower inventory markups, and increased inventory damages. In addition, consumables sales increased while non-consumables sales decreased in the current year, which also contributed to the decrease in the gross profit rate. Partially offsetting the factors which decreased our overall gross profit rate were a lower LIFO provision and decreased transportation costs.

Selling, General & Administrative Expenses. SG&A was 24.1% as a percentage of net sales in the 2023 period compared to 22.7% in the comparable 2022 period, an increase of 138 basis points. The primary expenses that were a higher percentage of net sales in the current year period were retail labor, depreciation and amortization, repairs and maintenance, rent, other services purchased, including debt and credit card transaction fees, professional fees, and utilities, partially offset by a decrease in incentive compensation.

Interest Expense. Interest expense increased by $113.2 million to $249.7 million in the 2023 period primarily due to higher outstanding debt balances and higher interest rates.

Income Taxes. The effective income tax rate for the 2023 period was 22.1% compared to a rate of 22.2% for the 2022 period which represents a net decrease of 0.1 percentage points. The tax rate for the 2023 period was lower than the comparable 2022 period primarily due to a reduced benefit from stock-based compensation and a higher state effective income tax rate offset by an increased benefit to the effective tax rate from rate-impacting items caused by lower earnings before taxes in the 2023 period.

Liquidity and Capital Resources

At November 3, 2023, we had a $2.0 billion senior unsecured revolving credit facility (the “Revolving Facility”), a $750.0 million 364-day unsecured revolving credit facility (the “364-Day Revolving Facility” and, together with the Revolving Facility, the “Facilities”), $6.9 billion aggregate principal amount of outstanding senior notes, and a commercial paper program that may provide borrowing availability in the form of commercial paper notes (“CP Notes”)

of up to $2.0 billion. At November 3, 2023, we had total consolidated outstanding long-term obligations of $6.4 billion and current borrowings of $750 million. All of our material borrowing arrangements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described below.

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

For the remainder of fiscal 2023, we anticipate potential combined borrowings under the Facilities and our CP Notes to be a maximum of approximately $750.0 million outstanding at any one time.

Revolving Credit Facility

Our Revolving Facility consists of a $2.0 billion senior unsecured revolving credit facility scheduled to mature on December 2, 2026, up to $100.0 million of which is available for the issuance of letters of credit. Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) Adjusted Term SOFR (which is Term SOFR, as published by CME Group Benchmark Administration Limited, plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of November 3, 2023 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of November 3, 2023, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

We entered into the 364-Day Revolving Facility on January 31, 2023, which is scheduled to expire on January 30, 2024. Borrowings under the 364-Day Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) Adjusted Term SOFR (which is Term SOFR, as published by CME Group Benchmark Administration Limited, plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). We are also required to pay a facility fee to the lenders under the 364-Day Revolving Facility for any used and unused commitments. As of November 3, 2023, the applicable interest rate margin for Adjusted Term SOFR loans was 1.035% and the facility fee rate was 0.09% per annum. The applicable interest rate margins for borrowings and the facility fees under the 364-Day Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The credit agreements governing the Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The credit agreements governing the Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 3, 2023, we were in compliance with all such covenants. The credit agreements governing each of the Facilities also contain customary events of default.

As of November 3, 2023, we had no outstanding borrowings, no outstanding letters of credit, and borrowing availability of $2.0 billion under the Revolving Facility that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.6 billion at November 3, 2023. As of November 3, 2023, under the 364-Day Revolving Facility, we had no outstanding borrowings and borrowing availability of $750.0 million. At November 3, 2023, we had combined availability under the Facilities of $2.4 billion. In addition, as of November 3, 2023, we had outstanding letters of credit of $43.2 million which were issued pursuant to separate agreements.

On June 7, 2023, the Company issued $500.0 million aggregate principal amount of 5.20% senior notes due 2028 (the “July 2028 Senior Notes”), net of discount of $0.1 million, and $1 billion aggregate principal amount of 5.45% senior notes due 2033 (the “2033 Senior Notes”), net of discount of $1.6 million. The July 2028 Senior Notes are scheduled to mature on July 5, 2028, and the 2033 Senior Notes are scheduled to mature on July 5, 2033. Interest on the July 2028 Senior Notes and the 2033 Senior Notes is payable in cash on January 5 and July 5 of each year, commencing on January 5, 2024. The Company incurred $12.4 million of debt issuance costs associated with the issuance of the July 2028 Senior Notes and the 2033 Senior Notes.

Commercial Paper

We may issue the CP Notes from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of November 3, 2023, our condensed consolidated balance sheet reflected outstanding unsecured CP Notes of $198.1 million, which had a weighted average borrowing rate of 5.4%. CP Notes totaling $197.7 million were held by a wholly-owned subsidiary and are therefore not reflected on the condensed consolidated balance sheet at November 3, 2023.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 52% of our total assets exclusive of operating lease assets, goodwill and other intangible assets as of November 3, 2023. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the 2023 and 2022 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 39-week periods ended November 3, 2023 and October 28, 2022, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $1.4 billion in the 2023 period, which represents a $193.8 million increase compared to the 2022 period. Changes in merchandise inventories resulted in a $661.6 million decrease in the 2023 period as compared to a decrease of $1.9 billion in the 2022 period, representing a significant use of cash from operating activities in both periods as further discussed below. Changes in other noncash losses resulted in a $79.0 million increase as compared to a $365.5 million increase in the 2022 period, primarily due to a smaller increase in the LIFO provision in the 2023 period. Changes in accounts payable resulted in a $108.8 million increase in the 2023 period compared to a $377.5 million increase in the 2022 period, due primarily to the timing of inventory purchases, receipts and payments. Net income decreased $497.4 million in the 2023 period compared to the 2022 period. Changes in income taxes in the 2023 period compared to the 2022 period are primarily due to the timing and amount of income tax payments.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Total merchandise inventories increased by 9% in the 2023 period compared to an increase of 27% in the 2022 period. The reduction in growth rate in the 2023 period primarily reflects our supply chain recovery efforts, the impact of product cost inflation and focused inventory reduction management. Changes in our four inventory categories for the 2023 period compared to the 2022 period were as follows: consumables increased by 23% compared to a 16% increase; seasonal decreased 7% compared to a 49% increase; home products decreased by 17% compared to a 58% increase; and apparel increased by 6% compared to 2% increase.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2023 period included the following approximate amounts: $462 million for improvements, upgrades, remodels and relocations of existing stores; $390 million for distribution and transportation-related capital expenditures; $334 million related to store facilities, primarily for leasehold improvements, fixtures and equipment in new stores; and $39 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2023 period, we opened 690 new stores and remodeled or relocated 1,827 stores.

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

Cash flows from financing activities. During the 2023 period, we had proceeds from the issuance of long-term debt of $1.5 billion. Net commercial paper borrowings decreased by $1.3 billion in 2023 and increased by $0.5 billion in 2022. Also during the 2023 and 2022 periods, we paid cash dividends of $388.4 million and $372.4 million, respectively. During the 2022 period, we repurchased 7.1 million shares of our common stock at a total cost of $1.6 billion.

Share Repurchase Program

As of November 3, 2023 our common stock repurchase program had a total remaining authorization of approximately $1.38 billion. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. To preserve our investment grade credit rating and maintain financial flexibility, we did not repurchase any shares under this program in the first three quarters of 2023 and do not plan to repurchase shares during the fourth quarter of 2023. The repurchase authorization has no expiration date, and future repurchases will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. The repurchase program may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended November 3, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.OTHER INFORMATION.

Insider Trading Arrangements. During our fiscal quarter ended November 3, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act, throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “accelerate,” “aim,” “anticipate,” “believe,” “can,” “confident,” “continue,” “committed,” “could,” “ensure,” “estimate,” “expect,” “focused on,” “forecast,” “future,” “goal,” “going forward,” “intend,” “likely,” “long-term,” “looking ahead,” “look to,” “may,” “moving forward,” “objective,” “ongoing,” “on track,” “opportunity,” “outlook,” “over time,” “plan,” “position,” “designed to,” “potential,” “predict,” “project,” “prospect,” “scheduled,” “seek,” “should,” “strive,” “subject to,” “uncertain,” “will” or “would” and similar expressions that concern our strategies, plans, initiatives, intentions, outlook or beliefs about future occurrences or results. For example, all statements relating to, among others, the following are forward-looking statements:

●	our projections and expectations regarding expenditures, costs, cash flows, results of operations, financial condition and liquidity;
●	our expectations regarding economic and competitive market conditions;
● our plans, objectives, and expectations regarding future operations, growth, investments and initiatives, including but not limited to our real estate, store growth and international expansion plans, store formats or concepts, shrink and damages reduction actions, planned approximately $150 million investment in retail labor, planned acceleration of inventory reduction efforts, and anticipated progress and impact of our strategic initiatives (including but not limited to our non-consumables and digital initiatives, DG Media Network, DG Well Being, DG Fresh, and pOpshelf) and our merchandising, margin enhancing, distribution/transportation efficiency (including but not limited to self-distribution and our private fleet), on-shelf availability improvement, store manager turnover reduction and other initiatives;
●	expectations regarding sales and mix of consumable and non-consumable products, customer traffic, basket size, shrink and inventory levels;
●expectations regarding inflationary and labor pressures, fuel prices, and other supply chain challenges;
● expectations regarding stock repurchases and cash dividends;
●	anticipated borrowing under our credit agreements and our commercial paper program;
●	potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including without limitation the potential increase of federal, state and/or local minimum wage rates/salary levels, as well as changes to certain government assistance programs, such as SNAP benefits, unemployment benefits, economic stimulus payments, and the student loan forbearance program, or potential changes to the corporate tax rate; and
●	expected outcome or effect of pending or threatened legal disputes, litigation or audits.

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

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

10.1

Amended Schedule of Executive Officers who have executed an employment agreement in the form of COO/Executive Vice President Employment Agreement filed as Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2021, filed with the SEC on April 8, 2021

10.2

Employment Agreement between Dollar General Corporation and Todd J. Vasos, effective October 12, 2023 (incorporated by reference to Exhibit 99.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 12, 2023, filed with the SEC on October 12, 2023 (file no. 001-11421))

10.3	Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos dated October 17, 2023
15	Letter re unaudited interim financial information
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350
101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2023 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in her capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	December 7, 2023	By:	/s/ Kelly M. Dilts
Kelly M. Dilts Executive Vice President & Chief Financial Officer