Form 10-K
period 2024-02-02
DOLLAR GENERAL CORP
filed 2024-03-25
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2024, or

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

The aggregate market value of the registrant’s common stock outstanding and held by non-affiliates as of August 4, 2023 was $36.7 billion calculated using the closing market price of the registrant’s common stock as reported on the NYSE on such date ($167.77). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

The registrant had 219,671,316 shares of common stock outstanding as of March 21, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 29, 2024.

INTRODUCTION

General

This report contains references to years 2024, 2023, 2022, and 2021, which represent fiscal years ending or ended January 31, 2025, February 2, 2024, February 3, 2023 and January 28, 2022, respectively. Our fiscal year ends on the Friday closest to January 31. Our 2022 fiscal year consisted of 53 weeks, while each of the remaining years listed consists of 52 weeks. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

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

Cautionary Disclosure Regarding Forward-Looking Statements

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 7 – Commitments and Contingencies,” among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “could,” “can,” “would,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “goal,” “seek,” “ensure,” “potential,” “opportunity,” “intend,” “predict,” “committed,” “likely,” “continue,” “strive,” “aim,” “scheduled,” “focused on,” “long-term,” “future,” “over time,” “ongoing,” “uncertain,” “moving forward,” or “subject to” and similar expressions that concern our strategies, plans, initiatives, intentions or beliefs about future occurrences or results or other future matters. For example, all statements relating to, among others, the following are forward-looking statements:

●	our projections and expectations regarding expenditures, costs, cash flows, results of operations, financial condition and liquidity;
●	our expectations regarding economic and competitive market conditions;
●	our plans, objectives, and expectations regarding future operations, growth, investments and initiatives, including but not limited to our real estate, store growth and international expansion plans, store formats or concepts, shrink and damages reduction actions, inventory reduction efforts, and anticipated progress and impact of our strategic initiatives (including but not limited to our digital initiatives, DG Media Network, DG Fresh, self-checkout, and pOpshelf) and our merchandising, margin enhancing, distribution/transportation efficiency (including but not limited to self-distribution and our private fleet), store manager turnover reduction and other initiatives;
●	expectations regarding sales and mix of consumable and non-consumable products, customer traffic, basket size, shrink and inventory levels;
●	expectations regarding inflationary and labor pressures, fuel prices, and other supply chain challenges;
●	expectations regarding stock repurchases and cash dividends;
●	anticipated borrowing under our credit agreement and our commercial paper program;
●	potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including without limitation potential further federal, state and/or local minimum wage increases or changes to salary levels required for certain overtime-exempt positions, as well as changes to certain government assistance programs, such as SNAP benefits, unemployment benefits, and economic stimulus payments and the student loan forbearance program, or potential changes to the corporate tax rate; and
●	expected outcome or effect of pending or threatened legal disputes, governmental actions, litigation or audits.

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

Important factors that could cause actual results to differ materially from the expectations expressed in or implied by our forward-looking statements are disclosed under “Risk Factors” in Part I, Item 1A and elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Policies and Estimates”). All forward-looking statements are qualified in their entirety by these and other cautionary statements that we make from time to time in our other Securities and Exchange Commission filings and public communications. You should evaluate forward-looking statements in the context of these risks and uncertainties and are cautioned to not place undue reliance on such forward-looking statements. We caution you that these factors may not contain all of the factors that are important to you. We cannot assure you that we will realize the results, performance or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements in this report are made only as of the date hereof. We undertake no obligation, and specifically disclaim any duty, to update or revise any forward-looking statement as a result of new information, future events or circumstances, or otherwise, except as otherwise required by law.

You should also be aware that while we do, from time to time, communicate with securities analysts and others, it is against our policy to disclose to them any material, nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any securities analyst regardless of the content of the statement or report. Furthermore, we have a policy against confirming any projections, forecasts or opinions issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

PART I

ITEM 1. BUSINESS

General

We are the largest discount retailer in the United States by number of stores, with 20,022 stores located in 48 U.S. states and Mexico as of March 1, 2024, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. Our first stores in Mexico opened in 2023. We offer a broad selection of merchandise, including consumable items, seasonal items, home products and apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

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

We have achieved positive same-store sales growth each year since 1990, with the exception of 2021 which followed unusually high sales results in 2020 during the height of the COVID pandemic. We believe that this consistent growth over many years, which has taken place in a variety of economic conditions, is a result of our compelling value and convenience proposition, although no assurances can be given that we will achieve positive same-store sales growth in any given year.

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

largest discount retailers. Our ability to offer everyday low prices on quality merchandise is supported by our low-cost operating structure and our strategy to maintain a limited number of items per merchandise category, which we believe helps us maintain strong purchasing power. We offer nationally advertised brands at these everyday low prices in addition to offering our own private brands, often at substantially lower prices.

●	Convenient Locations. Our stores are conveniently located in a variety of rural, suburban and urban communities. We seek to locate our stores in close proximity to our customers, which helps drive customer loyalty and trip frequency and makes us an attractive alternative to large discount and other large-box retail and grocery stores.

●	Time-Saving Shopping Experience. We strive to provide customers with a highly convenient, easy to navigate shopping experience. Our small-box stores are designed to make it easier to get in and out quickly, and our digital tools and offerings help drive even greater convenience and additional access points. Our product offering includes most necessities, such as basic packaged and refrigerated or frozen food products, dairy products, cleaning supplies, paper products, health and beauty care items, greeting cards and other stationery items, basic apparel, housewares, hardware and automotive supplies, among others. Our convenient hours and broad merchandise offering allow our customers to fulfill their requirements for basic goods and minimize their need to shop elsewhere.

Substantial Growth Opportunities. We believe we have substantial long-term growth potential in the U.S., and we have identified significant opportunities to add new stores, including our pOpshelf concept, in both existing and new markets. In addition, we have opportunities to relocate, remodel or convert locations within our existing store base to better serve our customers. Our pOpshelf concept, which we continue to evaluate and evolve, represents an additional growth opportunity as a unique small-box retail concept that focuses on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. We have also identified international expansion, with an initial focus on Mexico, as an opportunity for growth. We opened our first Mi Súper Dollar General stores in Mexico in 2023 and believe there is additional growth potential in Mexico in the years ahead. Our attractive store economics, including a relatively low initial investment and simple, low-cost operating model, and our variety of store formats have allowed us to grow our store base to current levels and provide us significant opportunities to continue our profitable store growth strategy.

Our Merchandise

We offer a focused assortment of everyday necessities, which we believe helps to drive frequent customer visits, and key items in a broad range of general merchandise categories. Our product assortment provides the opportunity for our customers to address most of their basic shopping needs with one trip. We offer a wide selection of nationally advertised brands from leading manufacturers. Additionally, our private brand products offer even greater value with options to purchase both products that are of comparable quality to national brands as well as opening price point items, each often at substantial discounts to the national brands.

Consumables is our largest merchandise category and includes paper and cleaning products (such as paper towels, bath tissue, paper dinnerware, trash and storage bags, disinfectants, and laundry); packaged food (such as cereals, pasta, canned soups, canned meats, fruits and vegetables, condiments, spices, sugar and flour); perishables (such as milk, eggs, bread, refrigerated and frozen food, beer, wine and produce); snacks (such as candy, cookies, crackers, salty snacks and carbonated beverages); health and beauty (such as over-the-counter medicines and personal care products including soap, body wash, shampoo, cosmetics, dental hygiene and foot care products); pet (such as pet supplies and pet food); and tobacco products.

Seasonal products include holiday items, toys, batteries, small electronics, greeting cards, stationery, prepaid phones and accessories, gardening supplies, hardware, automotive and home office supplies.

Home products include kitchen supplies, cookware, small appliances, light bulbs, storage containers, frames, candles, craft supplies and kitchen, bed and bath soft goods.

Apparel includes basic items for infants, toddlers, girls, boys, women and men, as well as socks, underwear, disposable diapers, shoes and accessories.

The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2023	2022	2021
Consumables	81.0%	79.7%	76.7%
Seasonal	10.6%	11.0%	12.2%
Home products	5.6%	6.2%	6.8%
Apparel	2.8%	3.1%	4.3%

Our seasonal and home products categories typically account for the highest gross profit margins, and the consumables category typically accounts for the lowest gross profit margin.

The Dollar General Store

The typical Dollar General store is operated by a store manager, one or more assistant store managers, and three or more sales associates. Our stores generally feature a low-cost, no frills building with limited capital requirements, low operating costs, and a focused merchandise offering within a broad range of categories, allowing us to deliver low retail prices while generating strong cash flows and capital investment returns. Our stores currently average approximately 7,500 square feet of selling space, and approximately 80% of our stores are located in towns of 20,000 or fewer people. Our primary new store formats currently average selling space of approximately 8,500 square feet and 9,500 square feet. We generally have had good success in locating suitable store sites in the past, and we believe that there is ample opportunity for new store growth in existing and new markets. In addition, we believe we have significant opportunities available for our relocation and remodel programs.

Our store growth over the past three years is summarized in the following table:

	Stores at			Net
	Beginning	Stores	Stores	Store	Stores at
Year	of Year	Opened	Closed	Increase	End of Year
2021	17,177	1,050	97	953	18,130
2022	18,130	1,039	65	974	19,104
2023	19,104	987	105	882	19,986

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

Our Suppliers

We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise. Despite our broad offering, we maintain only a limited number of items per category, allowing us to keep our average costs low. Our two largest suppliers accounted for approximately 10% and 8%, respectively, of our purchases in 2023. Our private brands come from a wide variety of suppliers. We directly imported approximately 4% of our purchases at cost in 2023.

Distribution and Transportation

Our stores are currently supported by distribution centers for frozen, refrigerated and non-refrigerated merchandise located strategically throughout our geographic footprint. We lease additional temporary warehouse space as necessary to support our distribution needs. In addition to our traditional distribution centers, we operate multiple temperature-controlled distribution facilities in support of our self-distribution of frozen and refrigerated goods, such as dairy, deli and frozen products. We regularly analyze and rebalance the distribution network with a goal of ensuring that it remains efficient and provides the service levels our stores require. See “—Properties” below for additional information pertaining to our distribution centers.

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

We believe that we differentiate ourselves from other forms of retailing by offering competitive prices in a convenient, small-store format. We are able to maintain competitive prices due in part to our low-cost operating structure and the relatively limited assortment of products offered. Purchasing large volumes of merchandise within our focused assortment in each merchandise category allows us to keep our average product costs low, contributing to our ability to offer competitive everyday low prices to our customers. See “Item 1A. Risk Factors” for further discussion of our competitive situation.

Our Intellectual Property

We own marks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property laws, including, without limitation, Dollar General®, DG®, Clover Valley®, trueliving®, pOpshelf®, and Mi Super Dollar General® along with variations and formatives of these trademarks. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also hold an exclusive license to the Rexall brand through at least March 5, 2029 and the Believe Beauty brand through at least March 18, 2025.

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

Attract

We seek to provide market competitive compensation and benefits packages that attract talent to the organization and then retain and incent employees for performance. Although eligibility for and the level of benefits vary depending on the employee’s full-time or part-time status, compensation level, date of hire, and/or length of service, the broad range of benefits we provide or make available may include: medical, prescription, telemedicine, dental and vision plans; flexible spending accounts; disability insurance; 401(k) plan; paid vacation; employee assistance programs with access to legal assistance and counseling; healthy lifestyle and disease management programs; education assistance benefits; parental leave; adoption assistance; service award recognition; and a broad range of discounts for other products and services. To help measure the success of our overall employee compensation and benefits programs, we monitor employee applicant flow and staffing levels across the organization, as well as employee turnover, particularly at the store manager level.

Develop

As a testament to our employee development efforts, in February 2021 we were inducted into Training magazine’s Hall of Fame, following two consecutive years as the magazine’s top training and development program and rounding out 10 consecutive years among its Top 100 list. In 2023, we estimate we invested over four million training hours in our employees to promote their education and development.

We enhance our development programs each year based on the current needs of our employees and the business. We offer a variety of differentiated programs, including mentorship, cohorts, and leader-led and experiential opportunities to ensure there is a path of development for all employees.

Our internal promotion rate helps us measure the success of our development programs. As of March 1, 2024, we employed approximately 185,800 full-time and part-time employees, including divisional and regional managers, district managers, store managers, other store employees, and distribution center, fleet and administrative employees. As of the end of 2023, more than 70% of store managers and thousands of additional employees, including several members of our senior leadership, have been promoted from within our organization.

Retain

We strive to create an environment where our employees feel respected, safe, empowered, and valued. We regularly monitor retention and engagement levels across the organization through a variety of means, working to understand what is important to our employees and how we can best continue to meet their evolving needs.

Compliance with Governmental Regulations

Our operations are subject to the applicable federal, state, local and foreign laws, rules, and regulations of the jurisdictions in which we operate or conduct business. These laws, rules and regulations relate to, among other things, the sale of products, including without limitation, product and food safety, marketing and labeling; information security and privacy; labor and employment; employee wages and benefits; health and safety; real property; public accommodations; anti-bribery; financial reporting and disclosure, including disclosures related to environmental, social and governance (“ESG”) matters; pricing; antitrust and fair competition; anti-money laundering; transportation; imports and customs; intellectual property; taxes; and environmental compliance.

We routinely incur significant compliance-related costs, both direct and indirect, including investments in store standards and labor, such as our approximately $150 million labor investment in 2023. Although we may incur additional material compliance-related costs in the future, to date, other than the investments referenced above, compliance with these laws, rules and regulations has not had a material effect on our capital expenditures, earnings or competitive position. Many of our entry-level store employees are paid at rates in line with the applicable state minimum wage, and consequently, in certain situations, increases to such wage rates have increased our labor costs. If federal, state and/or local minimum wage rates/salary levels were to increase significantly and/or rapidly, compliance with such increases could adversely affect our earnings. Additionally, if significant changes in the federal, state or foreign corporate tax rates occur in the future, such change could adversely affect our overall effective tax rate and earnings. See “Item 1A. Risk Factors” for additional information regarding government regulations that could impact our business.

Available Information

Our Internet website address is www.dollargeneral.com. The information on our website is not incorporated by reference into, and is not a part of, this Form 10-K. We file with or furnish to the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, registration statements and other documents pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are available free of charge to investors on or through the Investor Information section of our website (https://investor.dollargeneral.com) as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as Dollar General, that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

Many of our customers have fixed or low incomes and limited discretionary spending dollars. Any factor that could adversely affect their disposable income could decrease our customers’ spending or cause them to shift their spending to our lower margin product choices, which could result in materially decreased sales and/or profitability. Factors that could reduce, and in many cases have reduced, our customers’ disposable income include but are not limited to high unemployment or underemployment levels or decline in real wages; inflation; pandemics (such as the COVID-19 pandemic); higher fuel, energy, healthcare, housing and product costs; higher interest rates, consumer debt levels, and tax rates; lack of available credit; tax law changes that negatively affect credits and refunds; and decreases in, or elimination of, government assistance programs or subsidies such as unemployment and food/nutrition assistance programs, student loan repayment forgiveness and economic stimulus payments.

Many of the economic factors listed above, as well as commodity rates; transportation, lease and insurance costs; wage rates (including the heightened possibility of increased federal and further increased state and/or local minimum wage rates); foreign exchange rate fluctuations; measures that create barriers to or increase the costs of international trade (including increased import duties or tariffs); changes in applicable laws and regulations (including tax laws related to the corporate tax rate); and other economic factors, also could impair our ability to successfully execute our strategies and initiatives, as well as increase our cost of goods sold and selling, general and administrative expenses (including real estate costs), and may have other adverse consequences that we are unable to fully anticipate or control, all of which may materially decrease our sales or profitability.

Inflation in the United States rose significantly in 2022, primarily believed to be the result of the economic impacts from the COVID-19 pandemic, and although it moderated in 2023, it remains elevated in certain areas, including food. If food (and in particular, “food at home”) inflation continues to increase, we may not be able to adjust prices sufficiently to offset the effect without negatively impacting customer demand or our gross margin. Additionally, to the extent that these inflationary pressures result in a recessionary environment, we may experience material adverse effects on our business, results of operations and cash flows. For more information, see the “Executive Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

Our plans depend significantly on strategies, initiatives and investments designed to increase sales and profitability and improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could materially affect our results of operations.

We have short-term and long-term strategies, initiatives and investments (such as those relating to merchandising, real estate and new store development, international expansion, store formats and concepts, digital, marketing, shrink, damages, sourcing, private brand, inventory management, supply chain, private fleet, store operations, expense reduction, and technology) in various stages of testing, evaluation, and implementation, which are designed to continue to improve our results of operations and financial condition. The effectiveness of these initiatives is inherently uncertain, even when tested successfully, and is dependent on consistency of training and execution, workforce stability, ease of execution and scalability, customer adoption, and the absence of offsetting factors that can influence results adversely. The number and diverse geographic locations of our stores and distribution centers and our decentralized field management also contribute to the challenging nature of these factors. Other risk factors described herein also could negatively affect general implementation. Failure to achieve successful or cost-effective implementation of our initiatives could materially and adversely affect our business, results of operations and financial condition.

The success of our merchandising initiatives, particularly those related to non-consumable products (including our pOpshelf concept) and efforts to increase sales of higher margin products within the consumables category, further depends in part upon our ability to accurately predict the products that our customers will demand and to accurately identify and timely respond to evolving trends in consumer preferences and demographic mixes in our markets. If we are unable to select and timely obtain products that are attractive to customers and at costs that allow us to sell them at an acceptable profit, or to effectively market such products, it could result in materially decreased sales and profitability. Despite these initiatives, our sales mix continued to shift from non-consumables toward consumables in 2023, and our consumables sales as a percentage of total sales is currently at historical highs. Additionally, factors negatively affecting our customers’ disposable income can have (and we believe recently have had) a larger negative impact on non-consumables sales results than consumables sales results and on our pOpshelf concept.

The success of our self-checkout option in our stores depends in part on successful acquisition, implementation and maintenance of the necessary hardware and new point of sale software, continued customer interest in and adoption of self-checkout and our ability to gain cost efficiencies and control shrink levels from self-checkout. To address shrink challenges presented by self-checkout as well as to enhance the overall customer and employee experience in our stores, we are revising our self-checkout strategy, including limiting self-checkout to transactions of five items or fewer, converting all or some self-checkout registers in approximately 9,000 stores to assisted checkout options, and removing self-checkout from approximately 300 stores.

The success of DG Media Network, which is our platform for connecting brand partners with our customers to drive even greater value for each, further depends on our ability to successfully gather target customer audiences that deliver consistent, predictable and beneficial returns on advertising spending to generate interest and demand from our brand partners, as well as to properly handle and secure all sensitive customer data.

We face intense competition that could limit our growth opportunities and materially and adversely affect our results of operations and financial condition.

The retail business is highly competitive with respect to price, customers, store location, merchandise quality, product assortment and presentation, service offerings, product sourcing and supply chain capacity, in-stock consistency, customer service, ease of shopping experience (including but not limited to various modes of shopping, including online alternatives), promotional activity, employees, and market share. We compete with discount stores and many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety, online retailers, and certain specialty stores. To maintain our competitive position, we may be required to lower prices, either temporarily or permanently, and may have limited ability to increase prices in response to increased costs, resulting in lower margins and reduced profitability. Certain of our competitors have greater financial, distribution, marketing and other resources, and may be able to secure better arrangements with suppliers, than we.

Competition is intense, and is expected to continue to be so, with certain competitors reducing their store locations while others enter or increase their presence in our geographic and product markets (including through the expansion of availability of delivery services) and expand availability of mobile, web-based and other digital technologies to facilitate a more convenient and competitive online and in-store shopping experience. We currently do not offer online shopping to a significant degree and have seen a greater willingness of our customers to adopt online shopping. In addition, if our competitors or others were to enter our industry in a significant way, including through alliances or other business combinations, it could significantly alter the competitive dynamics of the retail marketplace and result in competitors with greatly improved competitive positions, which could materially affect our financial performance. Our ability to effectively compete will depend substantially upon our continued ability to develop and execute compelling and cost-effective strategies and initiatives. If we fail to anticipate or respond effectively to competitive pressures, industry changes and customer preferences and shopping habits, it could materially affect our results of operations and financial condition.

Operational Risks

If we cannot timely and cost-effectively execute our real estate projects and meet our financial expectations, or if we do not anticipate or successfully address the challenges imposed by our expansion, including into new countries or domestic markets, states, or urban or suburban areas, it could materially impede our planned future growth and our profitability.

Delays in or failure to complete a significant portion of our real estate projects, or failure to meet our financial expectations for these projects, could materially and adversely affect our growth and our profitability. Our ability to timely open, relocate and remodel profitable stores and expand into additional market areas is a key component of our planned future growth and may depend in part on: the availability of suitable store locations and capital funding; the absence of entitlement process, permitting or occupancy delays, including zoning restrictions and moratoria on small box discount retail development such as those passed by certain local governments in areas where we operate or seek to operate; supply chain volatility resulting in delivery delays, and in some cases, lack of availability of store equipment, building materials, and store merchandise for resale; the ability to negotiate acceptable lease and development terms (for example, real estate development requirements and cost of building materials and labor), to cost-effectively hire and train qualified new personnel, especially store managers, and to identify and accurately assess sufficient customer demand; and general economic conditions. While we continued to experience certain of these factors at heightened levels in 2023, to date, they have not materially impaired our ability to complete our planned real estate projects or growth, and thus, have not had a material adverse effect on our financial performance. However, if the levels which we have experienced escalate or remain elevated for an extended period of time, we expect that they could have a material adverse effect on our ability to complete our future planned real estate projects or growth, and in turn, a material adverse effect on our financial performance. Both inflation and higher interest rates have significantly increased new store opening costs and occupancy costs, which have negatively impacted our projected new store returns and influenced our 2024 new store growth plans.

We also may not anticipate or successfully address all of the challenges imposed by the expansion of our operations (including our pOpshelf store concept), including into new countries or domestic markets, states or urban or suburban areas where we have limited or no meaningful experience or brand recognition. Those areas may have different regulatory environments, competitive and market conditions, consumer tastes and discretionary spending patterns than our existing markets, as well as higher cost of entry and operating costs. These factors may cause our new stores to be less profitable than stores in our existing markets, which could slow future growth in these areas. In addition, many new stores will be located in areas where we have existing stores, which inadvertently may temporarily or permanently divert a larger than anticipated number of customers and sales from our existing stores, thereby adversely affecting our overall financial performance.

Inventory shrinkage and damages may negatively affect our results of operations and financial condition.

We experience significant inventory shrinkage and damages. Although some level of inventory shrinkage and damages is an unavoidable cost of doing business, higher rates of inventory shrinkage and damages or increased security measures or other costs to combat inventory theft could adversely affect our results of operations and financial condition. During 2023, our inventory shrink and damages results remained significantly elevated and materially impacted our results. There can be no assurance that we will be successful in our efforts to contain or reduce inventory shrinkage and damages.

Our cash flows from operations, profitability and financial condition may be negatively affected if we are not successful in managing our inventory balances.

Our inventory balance represented approximately 49% of our total assets exclusive of goodwill, operating lease assets, and other intangible assets as of February 2, 2024. Efficient inventory management is a key component of our business success and profitability. We must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase such that the costs to store and hold the goods unduly impacts our financial results, increases the risk of inventory shrinkage or damages or impacts store standards. If we do not accurately predict customer trends, spending levels, or price sensitivity, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely affect our financial results. Our pOpshelf concept is particularly susceptible to this risk as it is reliant upon accurate customer trend prediction and the level of customers’ disposable income. During 2023, we experienced materially elevated inventory levels, as well as lower in-stock levels on certain items, which had a significant impact on our financial performance, but were able to significantly reduce our inventory levels by 2023 year-end. We continue to focus on ways to reduce these risks and ensure the right products are on the shelves for our customers, but we cannot make assurances that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations and financial condition may be negatively affected.

Failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws could expose us to litigation, government enforcement actions and costly response measures, and could materially harm our reputation and affect our business and financial performance.

In connection with sales, we transmit confidential credit and debit card information which is encrypted using point-to-point encryption. We also have access to, collect or maintain certain private or confidential information regarding our customers, employees and their dependents, vendors and business. Some of this information is stored electronically in connection with our e-commerce and mobile applications, some of which may leverage third-party service providers. Additionally, we may share information with and depend upon select vendors to assist us in conducting our business. While we have implemented procedures and technology intended to protect such information and require appropriate controls of our vendors, external attackers could compromise such controls and result in unauthorized disclosure of such information, as attacks are becoming increasingly sophisticated, may include attacks on our third-party business partners, and do not always or immediately produce detectable indicators of compromise. Moreover, inadvertent or malicious internal personnel actions could result in a defeat of security measures and a compromise of our or our third-party vendors’ information systems. Furthermore, if a vendor is the victim of a cyberattack, including a ransomware attack, such attack could have a corresponding material effect on our ability to do business with that vendor or to receive information that may be required to timely prepare our financial statements. Due to the political tensions involving China, the conflict between Russia and Ukraine and the conflict in the Middle East, there is an increased likelihood that escalation of tensions could result in cyberattacks that could directly or indirectly impact our operations. Like other retailers, we and our vendors have experienced threats to, and incidents involving, data and systems, including by perpetrators of attempted random or targeted malicious attacks; computer malware, ransomware, bots, or other destructive or disruptive hardware and/or software; and attempts to misappropriate our and our customers’ information and cause system failures and disruptions, although to date none have been material to our business. If attackers obtain customer, employee or vendor passwords through unrelated third-party breaches, and if impacted customers, employees, or vendors do not employ good online security practices (e.g., use the same password across different sites or do not use available multifactor authentication options), these passwords could be used to gain access to their information or accounts with us in certain situations.

Because we accept debit and credit cards for payment, we are subject to industry data protection standards and protocols, such as the Payment Card Industry Data Security Standards, issued by the Payment Card Industry Security Standards Council. Nonetheless, we or our applicable payment processing partner(s), may be vulnerable to, and unable to detect and appropriately respond to, cardholder data security breaches and data loss, including successful attacks on applications, systems, or networks.

A significant security breach of any kind experienced by us or one of our vendors, which could be undetected for a period of time, or a significant failure by us or one of our vendors to comply with applicable privacy and information security laws, regulations and standards could expose us to risks of data loss, litigation, government enforcement actions, fines or penalties, credit card brand assessments, negative publicity and reputational harm, business disruption and costly response measures (e.g., providing notification to, and credit monitoring services for, affected individuals, as well as further upgrades to our security measures; procuring a replacement vendor if one of our current vendors is unable to fulfill its obligations to us due to a cyberattack or incident) which may not be covered by or may exceed the coverage limits of our insurance policies, and could materially disrupt our operations. Any resulting negative publicity could significantly harm our reputation which could cause us to lose market share because of customers discontinuing the use of our e-commerce and mobile applications or debit or credit cards in our stores or not shopping in our stores altogether and could materially and adversely affect our business and financial performance.

Material damage or interruptions to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing or implementing new technology could materially and adversely affect our business and results of operations.

We depend on a variety of information technology systems, including systems owned and managed by third-party vendors, for the efficient functioning of our business, including, without limitation, transaction processing and the management of our employees, facilities, logistics, inventories, stores and customer-facing digital applications and operations. Such systems are subject to damage or interruption from power surges and outages, facility damage, physical theft, computer and telecommunications failures, inadequate or ineffective redundancy, malicious code (including malware, ransomware, or similar), successful attacks (e.g., account compromise; phishing; denial of service; and application, network or system vulnerability exploitation), software upgrade failures or code defects, natural disasters and human error. Due to the political tensions involving China, the conflict between Russia and Ukraine and the conflict in the Middle East, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. Design defects, damage to, or interruption to these systems may require a significant investment to repair or replace, disrupt our operations and affect our ability to meet business and reporting requirements, result in the loss or corruption of critical data, and harm our reputation, all of which could materially and adversely affect our business or results of operations.

Our technology initiatives may not deliver desired results or may do so on a delayed schedule. We rely heavily on our information technology staff to fulfill our technology initiatives while continuing to provide maintenance on existing systems, as well as on third parties to maintain and periodically upgrade many of these systems so that they can continue to support our business. Further, we license the software programs supporting many of our systems from independent software developers. The inability or failure of these vendors, developers or us to continue to maintain and upgrade these systems and software programs or efficiently implement and integrate new systems could disrupt or reduce the efficiency of our operations or retain vulnerability exploitation risk if we were unable to convert to alternate systems in an efficient and timely manner and could expose us to greater risk of a successful attack. In addition, costs and delays for any reason associated with the implementation of new or upgraded systems and technology, including the migration of applications to the cloud, modernizing of legacy systems or our current implementation of our new point of sale system, or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations, fail to operate as designed, result in the potential loss or corruption of data or information or lost sales, cause business interruptions, inhibit our ability to innovate, and affect our ability to meet business and reporting requirements and adversely affect our profitability.

A significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory could adversely affect sales or increase our transportation costs, which would decrease our profitability.

We rely on our distribution and transportation network to provide goods to our stores timely and cost-effectively. Using various transportation modes, including ocean, rail, and truck, we and our vendors move goods from vendor locations to our distribution centers and our stores, and we also lease additional temporary warehouse space as necessary to support our distribution needs. Any disruption, unanticipated or unusual expense or operational failure related to this process (including, without limitation, inventory receipt and delivery delays; increases in fuel costs; increases in transportation costs, including increased import freight costs, carrier or driver wages (as a result of driver shortages or otherwise); earlier than expected receipt of seasonal inventory leading to capacity constraints which can be exacerbated by unexpected delays in acquiring additional temporary warehouse space sufficient for our inventory needs; a decrease in transportation capacity for overseas shipments or port closures; labor shortages; or work stoppages or slowdowns) could negatively impact sales and profits. Labor shortages or work stoppages or slowdowns in the transportation industry or disruptions to the national and international transportation infrastructure that necessitate our securing alternative labor or shipping suppliers could also increase our costs or otherwise negatively affect our business.

We maintain a network of distribution facilities and are moving forward with plans to build or lease new facilities (including temperature-controlled distribution centers) to support our growth objectives and strategic initiatives. Delays in opening such facilities could adversely affect our financial performance by slowing store growth or the rollout/development of certain strategic initiatives, which may in turn reduce revenue growth and/or profitability, or by increasing transportation and product costs. In addition, distribution-related construction or expansion projects entail risks that could cause delays and cost overruns, such as: availability of temperature-controlled distribution centers and refrigerated transportation equipment; shortages of materials or skilled labor; work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. For these reasons, the completion date and ultimate cost of these projects could differ significantly from initial expectations, and we cannot guarantee that any project will be completed on time or within established budgets.

Risks associated with or faced by our suppliers could adversely affect our financial performance.

We source our merchandise from a wide variety of domestic and international suppliers, and we depend on them to supply merchandise in a timely and efficient manner and in the large volumes that we may require. In 2023, our two largest suppliers accounted for approximately 10% and 8% respectively, of our purchases. If one or more of our current sources of supply became unavailable, we believe we generally would be able to obtain alternative sources, but it could increase our merchandise costs and supply chain lead time and expenses, result in a temporary reduction in store inventory levels, and reduce the selection and quality of our merchandise. An inability to obtain alternative sources could materially decrease our sales. Additionally, if a supplier fails to deliver on its commitments, we could experience merchandise out-of-stocks that could lead to lost sales and reputational harm. Further, failure of suppliers to meet our compliance protocols could prolong our procurement lead time, resulting in lost sales and adverse margin impact.

We directly imported approximately 4% of our purchases (measured at cost) in 2023, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods often are for reasons beyond our control, such as political or civil unrest, acts of war, disruptive global political events (for example, political tensions involving China, the conflict between Russia and Ukraine and the conflict in the Middle East), currency fluctuations, disruptions in maritime lanes, port labor disputes, economic conditions and instability in countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our terms and conditions or our standards, issues with our suppliers’ labor practices or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials, pandemic outbreaks, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation, and other factors relating to suppliers and the countries in which they are located or from which they import. Such changes could adversely affect our operations and profitability.

While we are working to diversify our sources of imported goods to include Southeast Asia, India, South America and Mexico, a substantial amount of our imported merchandise comes from China, and thus, a change in the Chinese leadership, the effects of pandemic outbreaks, economic and market conditions, internal economic stimulus actions, or currency or other policies, as well as trade and other relations between China and the United States and increases in costs of labor, could negatively impact our merchandise costs. In addition, the United States’ foreign trade policies, duties (which increased on certain products imported from China and Southeast Asian countries in 2023), tariffs and other impositions on imported goods, trade sanctions imposed on certain countries (particularly China) and entities, import limitations on certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. If we increase our product imports from foreign vendors, the risks associated with these imports also will increase, and we may be exposed to additional or different risks as we increase imports of goods produced in countries other than China.

Natural disasters and unusual or extreme weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises, political or civil unrest, acts of war, violence or terrorism, and disruptive global political events could disrupt business and result in lower sales and/or profitability and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, tornadoes and earthquakes, unusual or extreme weather conditions, pandemic outbreaks or other health crises (for example, the COVID-19 pandemic), political or civil unrest, acts of war, violence or terrorism (including within our stores, distribution centers or other Company property), or disruptive global political events (for example, the political tensions involving China, the conflict between Russia and Ukraine and the conflict in the Middle East) or similar disruptions could adversely affect our business, financial performance and reputation. If any of these events result in the closure, or a limitation on operating hours, of one or more of our distribution centers, a significant number of stores, our sourcing offices, our corporate headquarters or data center or impact one or more of our key suppliers, our operations and financial performance could be materially and adversely affected through an inability or reduced ability to make deliveries, process payroll or provide other support functions to our stores and through lost sales. These events also could affect consumer shopping patterns or prevent customers from reaching our stores, which could lead to lost sales and higher markdowns, or result in increases in fuel or other energy prices, fuel shortage(s), new store or distribution center opening delays, the temporary lack of an adequate work force in a market, the temporary or long-term disruption of product availability in our stores, the temporary or long-term inability to obtain or access technology needed to effectively run our business, disruption of our utility services or information systems, and damage to our reputation. These events may also increase the costs of insurance if they result in significant loss of property or other insurable damage or loss by us or in the market more generally.

Furthermore, the long-term impacts of global climate change present the possibility of both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which may be widespread and unpredictable. Over time, these changes, as well as regulatory efforts related thereto, could affect, for example, the availability and cost of products, commodities and energy (including utilities), which in turn may impact our ability to procure goods and services required for the operation of our businesses at the quantities and levels and at the costs we require. In addition, our operations and facilities may be located in areas impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to stores, distribution centers, or our corporate offices, as well as loss or spoilage of inventory and business interruption caused by such events. We also use natural gas, diesel fuel, gasoline and electricity in our operations, all of which could face increased regulation relating to climate change or other environmental concerns. Regulations limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may increase our costs associated with compliance and merchandise purchases. These events and their impacts could otherwise disrupt and adversely affect our operations and could materially adversely affect our financial performance.

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

We seek but may not be successful in obtaining contractual indemnification and insurance coverage for product-related claims and issues from our vendors. If we do not have adequate contractual indemnification or insurance available, or our vendors fail to adhere to their obligations to us, such claims could materially and adversely affect our business, financial condition and results of operations. Our ability to obtain indemnification from foreign vendors may be hindered by our ability to obtain jurisdiction over them to enforce contractual obligations. Even with adequate insurance and indemnification, such claims could significantly harm our reputation and consumer confidence in our products, and we could incur significant litigation expenses, which also could materially affect our results of operations even if a product liability claim is unsuccessful or not fully pursued, as well as lost sales during the period of time between recall and backfilling the recalled product.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, certain crimes (including employee crime), certain wage and hour and other employment-related claims and litigation, actions based on certain consumer protection laws, and some natural and other disasters (including, without limitation, fires and floods) or similar events. If we incur material uninsured losses, our financial performance could be negatively impacted. Certain material events have resulted, and may result again in the future, in sizable losses for the insurance industry and adversely affect the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, auto liability, general liability (including claims made against certain of our landlords), property loss, and group health insurance programs. Significant changes in actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including any expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could materially and adversely affect our results of operations and financial condition. Although we maintain property insurance to cover insurable losses resulting from, for example, fires and storms, at our store support center and distribution centers, we are effectively self-insured for other property losses. If we experience a greater number of these self-insured losses than we anticipate, our financial performance could be adversely affected.

Failure to attract, develop and retain qualified employees while controlling labor costs, as well as other labor issues, including employee safety issues, could adversely affect our financial performance.

Our future growth and performance, positive customer experience and legal and regulatory compliance depends on our ability to attract, develop, retain and motivate qualified employees while operating in an industry that has historically been challenged by high rates of employee turnover. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel, unemployment levels, wage rates and salary levels (including the heightened possibility of increased federal and further increased state and/or local minimum wage rates/salary levels), health and other insurance costs, changes in employment and labor laws or other workplace regulations (including those relating to employee benefit programs such as health insurance and paid leave programs), employee activism, employee safety issues, employee expectations and productivity, and our reputation and relevance within the labor market. If we are unable to attract, develop and retain adequate numbers of qualified employees, our operations, customer service levels, legal and regulatory compliance, and support functions could suffer. In addition, to the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor and other costs could increase, and it is possible that federal agencies may adopt or impose regulatory or other changes to existing law that could facilitate union organizing or otherwise restrict employer actions. Further, anticipated regulatory changes relating to the overtime exemptions under the Fair Labor Standards Act (in particular, the executive/managerial exemption) could result in increased labor costs to our business and negatively affect our operating results if changes to our business operations are required. Our ability to pass along labor and other related costs to our customers is constrained by our everyday low-price model, and we may not be able to offset such increased costs elsewhere in our business.

Our success depends on our executive officers and other key personnel. If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and other key personnel. The unexpected loss of the services of any of such persons could adversely affect our operations. In addition, our executive succession planning, retention and hiring efforts, and ability to successfully execute management transitions within our senior leadership are critical to our business success.

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

Our success depends in part on the protection of the reputation of Dollar General and the products and services we sell, including our private brands. Failure to comply or accusation of failure to comply, even if unfounded, with ethical, social, product, labor, data privacy, consumer protection, safety, environmental and other applicable standards could jeopardize our reputation and potentially lead to various adverse consumer, shareholder or non-governmental organization (NGO) actions, workforce unrest or walkouts, litigation and governmental investigations and/or require a costly response. In addition, our responses to crises and our position or perceived lack of position on certain issues (e.g., public policy, social, or environmental issues), and any perceived lack of transparency about such matters, could harm our reputation and potentially lead to adverse consumer, shareholder or NGO actions, including negative public statements. Similar incidents or factors involving vendors, partners and other third parties with whom we conduct business also may affect our reputation. Media reports and public comments made by anyone, including without limitation current and former employees and customers, on any media platform (including, without limitation, social media or news media), whether or not they are accurate, have the potential to influence, and in some instances, have influenced, certain negative perceptions of Dollar General and there can be no assurance that we will be able to prevent such reports or comments in the future. Any failure, or perceived failure, to meet any of our published ESG-related aspirations or goals, which often may be outside of our control, could adversely affect public perception of our business, employee morale or customer or shareholder support. Negative reputational incidents could adversely affect our business through declines in customer loyalty, lost sales, loss of new store and development opportunities, or employee retention and recruiting difficulties.

Because our business is somewhat seasonal, adverse events during the fourth quarter could materially affect our financial statements as a whole.

Primarily because of sales of Christmas-related merchandise, our most profitable sales mix generally occurs in the fourth quarter. In anticipation of this holiday, we purchase substantial amounts of seasonal inventory, and if sales fall below seasonal norms or our expectations, it could result in unanticipated markdowns. Adverse events, such as deteriorating or challenging economic conditions, high unemployment rates, high gas or energy prices, transportation disruptions, or unusual or unanticipated adverse weather could result in lower-than-planned sales during the Christmas selling season, which in turn could reduce our profitability and otherwise adversely affect our financial performance and operating results.

Regulatory, Legal, Compliance and Accounting Risks

A significant change in governmental regulations and requirements could materially increase our cost of doing business, and noncompliance with governmental laws or regulations could materially and adversely affect our financial performance.

We routinely incur significant costs in complying with numerous and frequently changing laws and regulations. The complexity of this regulatory environment and related compliance costs continue to increase due to additional legal and regulatory requirements, our expanding operations, and increased regulatory scrutiny and enforcement efforts. New or revised laws, regulations, orders, policies and related interpretations and enforcement practices, particularly those dealing with the sale of products, including without limitation, product and food safety, marketing, labeling or pricing; information security and privacy; labor and employment; employee wages, salary levels and benefits; health and safety; real property; public accommodations; imports and customs; transportation; intellectual property; taxes; bribery and anti-corruption; climate change; and environmental compliance, may significantly increase our expenses or require extensive system and operating changes that could materially increase our cost of doing business. In 2023, we invested approximately $150 million in retail labor, primarily through labor hours, to further enhance our store standards, including on-shelf availability, and our compliance efforts as well as the customer and employee experience in our stores. Further, anticipated regulatory changes relating to the overtime exemptions under the Fair Labor Standards Act (in particular, the executive/managerial exemption) could result in increased labor costs to our business and negatively affect our operating results if changes to our business operations are required. Violations of applicable laws and regulations or untimely or incomplete execution of a required product recall can result in significant penalties (including loss of licenses, eligibility to accept certain government benefits such as SNAP or significant fines), class action or other litigation, governmental investigation or action and reputational damage. Additionally, changes in tax laws (including those related to the federal, state or foreign corporate tax rate), the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our overall effective tax rate. Furthermore, significant and/or rapid increases to federal and further increases to state and/or local minimum wage rates/salary levels could adversely affect our earnings if we are not able to otherwise offset these increased labor costs elsewhere in our business. Moreover, the adoption of new environmental laws and regulations in connection with climate change and the transition to a low carbon economy, including any federal or state laws enacted to regulate greenhouse gas emissions or require public disclosures related thereto (including the recently adopted SEC rules requiring certain disclosures relating to climate change), could significantly increase our operating or merchandise costs or reduce the demand for our products. These laws and regulations may include, but are not limited to, requirements relating to hazardous waste materials, recycling and recycled/recyclable product content, single-use plastics, extended producer responsibility, use of refrigerants, carbon pricing or carbon taxes, product energy efficiency standards and product labeling. If carbon pricing requirements or carbon taxes are adopted, there is a significant risk that the cost of merchandise from our suppliers will increase and adversely affect our business and results of operations.

Legal proceedings may adversely affect our reputation, business, results of operations and financial condition.

Our business is subject to the risk of litigation or other legal proceedings by employees, consumers, suppliers, competitors, shareholders, unions, government agencies and others through private actions, class actions, multi-district litigation, arbitrations, derivative actions, administrative proceedings, regulatory actions or other litigation. For example, we are involved in certain legal proceedings as discussed in Note 7 to the consolidated financial statements. The outcome of legal proceedings, particularly class action or multi-district litigation or mass arbitrations and regulatory actions, can be difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for lengthy periods. In addition, certain of these matters, if decided adversely to us or settled by us and not covered by insurance, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required, and sometimes these developments are unanticipated. Legal proceedings in general, and class actions, derivative actions, mass arbitrations, multi-district litigation, and governmental investigations and actions in particular, can be expensive and disruptive, and adverse publicity could harm our reputation, regardless of the validity of the allegations. As a result, legal proceedings may adversely affect our business, results of operations and financial condition. See also Note 7 to the consolidated financial statements.

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

We rely on the positive cash flow we generate from our operating activities and our access to the credit and capital markets to fund our operations, growth strategy, and return of cash to our shareholders through dividends and share repurchases. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate increases, may increase the cost of financing or restrict our access to these potential sources of future liquidity. There continues to be market uncertainty, which could result in further increases in our cost of borrowing. Our continued access to liquidity sources on favorable terms depends on multiple factors, including our operating performance and credit ratings. Standard & Poor’s recently changed our outlook from stable to negative. Further, our current increased debt leverage levels have reduced our excess capital capacity with respect to capital allocation, and these levels, combined with our desire to maintain our current investment grade credit rating, could reduce our flexibility in planning for or reacting to changes in our industry and market conditions, increase our vulnerability in the event of a downturn in our business operations, and/or negatively impact our ability to pursue certain operational and strategic opportunities. Our debt securities currently are rated investment grade, and a downgrade of this rating likely would negatively impact our access to the debt capital markets and increase our cost of borrowing. As a result, disruptions in the debt markets or any downgrade of our credit ratings could adversely affect our business operations and financial condition and our ability to return cash to our shareholders. We can make no assurances that our ability to obtain additional financing through the debt markets will not be adversely affected by economic conditions or that we will be able to maintain or improve our current credit ratings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We design, implement, and maintain a comprehensive information security program consisting of commercially reasonable administrative, organizational, and technical controls, practices, and safeguards which follow applicable laws, regulations, and industry best practices to protect against confidentiality, integrity, and availability threats to our information systems. Such controls, practices, and safeguards include, but are not limited to, published security policies, firewalls, intrusion prevention solutions, anti-malware solutions, data encryption, data loss prevention, security logging and monitoring, security configuration hardening, security patch/update management, remote access security, security risk management, vulnerability and threat management, security training and awareness, security controls testing, identity and access management, secure solutions development, and a comprehensive security incident response plan. Our Vice President and Chief Information Security Officer

(“CISO”), who has approximately 30 years of experience in the information technology field with approximately 25 years of full cybersecurity focus and approximately 20 years as a Certified Information Systems Security Professional (CISSP), has responsibility for assessing and managing our information security program and related risks, which includes information security incident prevention, detection, mitigation and remediation, and leading a department of information security professionals with relevant industry and professional experience. Our CISO reports directly to our Executive Vice President and Chief Information Officer (“CIO”), who has approximately 25 years of experience in the information technology field that includes direct interaction with or supervision of cybersecurity functions.

We also maintain a third-party security risk management program to identify, oversee, prioritize, assess, and mitigate third party risks; however, we rely on our third-party partners to implement effective information security programs commensurate with the risk associated with the nature of their business relationships to us and cannot ensure in all circumstances their efforts will be successful. We and our third-party partners have experienced threats to, and incidents involving, data and systems, including by perpetrators of attempted random or targeted malicious attacks; computer malware, ransomware, bots, or other destructive or disruptive hardware and/or software; and attempts to misappropriate our and our customers’ information and cause system failures and disruptions, although to date none have been material to our business. See “Item 1A. Risk Factors” for additional information regarding cybersecurity-related risks that could impact our business.

The Audit Committee of our Board of Directors oversees our cybersecurity risks through various means, including but not limited to its oversight of our enterprise risk management program. In connection with its oversight of this program, our Audit Committee discusses with management the process by which risk assessment and risk management is undertaken and our major financial and other risk exposures, including without limitation those relating to our information systems, information security, data privacy, business continuity, and third-party information security, and the steps management has taken to monitor and control such exposures. Our Audit Committee reviews enterprise risk evaluation results at least annually and high residual risk categories, along with their mitigation strategies, quarterly.

In addition to consideration as part of the enterprise risk management program, cybersecurity risk is further evaluated through various internal and external audits and assessments designed to validate the effectiveness of our controls for managing the security of our information assets, and management develops action plans to address select identified opportunities for improvement. Additionally, our Audit Committee quarterly reviews reports and metrics, including a dashboard, pertaining to cybersecurity risks and prevention, detection, mitigation and remediation efforts with our CIO and CISO to help our Audit Committee understand and evaluate current risks, monitor trends, and track our progress against specific metrics. Our Audit Committee also has the responsibility to review with management and our outside auditor any unauthorized access to information technology systems that could have a material effect on our financial statements. Further, our Audit Committee receives quarterly updates regarding our business continuity and IT disaster recovery plan, as well as cybersecurity incidents which occurred during the prior quarter.

Our Audit Committee also has undertaken cybersecurity education in recent years to assist members in overseeing related risks. Such activities included a cyber threat intelligence update focusing on the global impact of ransomware on the retail sector and trends in retail sector compromises; the state of cybersecurity regulation; an overview of methods to perform cyber risk quantification; an update on the evolving retail landscape’s impact on cyber risk to retail organizations; and an overview of Company-specific cyber-related risks considerations.

ITEM 2. PROPERTIES

As of March 1, 2024, we operated 20,022 retail stores, including those located in 48 U.S. states as listed in the table below, and three stores in Mexico.

State	Number of Stores	State	Number of Stores
Alabama	941	Nebraska	152
Arizona	138	Nevada	22
Arkansas	556	New Hampshire	45
California	260	New Jersey	193
Colorado	76	New Mexico	133
Connecticut	95	New York	597
Delaware	51	North Carolina	1,076
Florida	1,061	North Dakota	71
Georgia	1,098	Ohio	1,007
Idaho	7	Oklahoma	550
Illinois	698	Oregon	86
Indiana	695	Pennsylvania	957
Iowa	328	Rhode Island	24
Kansas	275	South Carolina	666
Kentucky	751	South Dakota	78
Louisiana	671	Tennessee	998
Maine	71	Texas	1,889
Maryland	177	Utah	11
Massachusetts	56	Vermont	41
Michigan	736	Virginia	492
Minnesota	211	Washington	42
Mississippi	657	West Virginia	303
Missouri	670	Wisconsin	283
Montana	4	Wyoming	20

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

As of March 1, 2024, we operated 19 distribution centers for non-refrigerated products, ten cold storage distribution centers, and three combination distribution centers which have both refrigerated and non-refrigerated products. We lease 15 of these facilities and the remainder are owned. We have a total of 20.9 million square feet of non-refrigerated space and a total of 2.8 million square feet of cold storage space. Approximately 7.25 acres of the land for one of the distribution centers is subject to a ground lease. We also leased approximately 4.2 million square feet of additional warehouse space in support of our distribution network for non-refrigerated merchandise.

Our executive offices are located in approximately 302,000 square feet of owned buildings in Goodlettsville, Tennessee. As of March 1, 2024, we also leased approximately 186,000 square feet of additional space in Goodlettsville, Tennessee to support merchandising initiatives and 85,000 square feet of additional office space outside the United States.

ITEM 3. LEGAL PROCEEDINGS

The information contained in Note 7 to the consolidated financial statements under the heading “Legal proceedings” contained in Part II, Item 8 of this report is incorporated herein by this reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding our current executive officers as of March 25, 2024 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected or their earlier resignation or termination. There are no familial relationships between any of our directors or executive officers.

8
Name	Age	Position
Todd J. Vasos	62	Chief Executive Officer and Director
Kelly M. Dilts	55	Executive Vice President and Chief Financial Officer
Steven R. Deckard	55	Executive Vice President, Store Operations and Development
Kathleen A. Reardon	52	Executive Vice President and Chief People Officer
Emily C. Taylor	48	Executive Vice President and Chief Merchandising Officer
Rhonda M. Taylor	56	Executive Vice President and General Counsel
Carman R. Wenkoff	56	Executive Vice President and Chief Information Officer
Roderick J. West	52	Executive Vice President, Global Supply Chain
Anita C. Elliott	59	Senior Vice President and Chief Accounting Officer

Mr. Vasos has served as our Chief Executive Officer since October 2023 and as a member of our Board of Directors since June 2015. He previously served as our Chief Executive Officer from June 2015 to November 2022, when he transitioned to Senior Advisor prior to retiring in April 2023. Mr. Vasos joined Dollar General in December 2008 as Executive Vice President, Division President and Chief Merchandising Officer and was promoted to Chief Operating Officer in November 2013. He was named Chief Executive Officer and joined the Company’s Board of Directors in June 2015. Prior to joining Dollar General, Mr. Vasos served in leadership positions with Longs Drug Stores Corporation, Phar-Mor Food and Drug Inc. and Eckerd Corporation. Mr. Vasos has served as a director of KeyCorp since July 2020.

Ms. Dilts has served as Executive Vice President and Chief Financial Officer since May 2023. She joined Dollar General in July 2019 as Senior Vice President, Finance, overseeing financial planning and analysis; procurement; margin planning and analytics; decision science and analytics; and investor relations. Prior to joining the Company, Ms. Dilts served as Executive Vice President and Chief Financial Officer at Francesca’s Holdings Corporation, a specialty retailer operating a nationwide chain of boutiques, from April 2016 until July 2019. Between February 1998 and April 2016, she held various positions of increasing responsibility in finance and investor relations with Tailored Brands, Inc., including Senior Vice President, Finance and Investor Relations (June 2014 to April 2016); Senior Vice President and Chief Accounting Officer (July 2012 to June 2014); Vice President, Finance (April 2003 to July 2012); Associate Vice President, Finance (April 2002 to April 2003); Financial Planning and Analysis Manager (March 2000 to April 2002); and Assistant Controller (February 1998 to March 2000). She also served as the Controller for Olympia Enterprises from April 1993 to February 1998, after beginning her career with Deloitte & Touche in January 1990.

Mr. Deckard has served as Executive Vice President, Store Operations and Development, since January 2024. He has over 18 years of employment experience with Dollar General, including Executive Vice President, Growth and Emerging Markets (June 2023 to January 2024); Senior Vice President, Emerging Markets (March 2021 to May 2023); Senior Vice President, Store Operations (March 2015 to March 2021); Vice President, Store Operations (October 2012 to March 2015); Vice President, Financial Planning and Shrink Improvement (March 2012 to October 2012); Vice President, Loss Prevention and Shrink Improvement (November 2010 to March 2012); Senior Director, Store Operations (October 2007 to November 2010); Director, Store Operations (February 2007 to October 2007); and Regional Director (February 2006 to February 2007). Prior to joining Dollar General, Mr. Deckard held various store operations positions with Walmart Inc. from November 1990 to April 2005.

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

Mr. West has served as Executive Vice President, Global Supply Chain, since September 2023. He has approximately 18 years of employment experience with Dollar General, including Senior Vice President, Distribution (March 2021 to August 2023); Vice President, Perishable Growth and Development (January 2018 to March 2021); and Vice President, Process Improvement (August 2005 to January 2018). Prior to joining Dollar General, Mr. West was a consultant with Kurt Salmon Associates from July 1994 to August 2005.

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

Involvement in Legal Proceedings. Ms. Dilts served as Executive Vice President and Chief Financial Officer at Francesca’s Holdings Corporation until July 2019. On December 3, 2020, Francesca’s Holdings Corporation filed voluntary petitions for relief under Chapter 11 of Title 11 of the Bankruptcy Code. The Chapter 11 Plan of Liquidation was confirmed on July 20, 2021.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “DG.” On March 21, 2024, there were approximately 2,708 shareholders of record of our common stock.

Dividends

We have paid quarterly cash dividends since 2015. Our current quarterly cash dividend is $0.59 per share. While our Board of Directors currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity, and other factors that the Board may deem relevant in its sole discretion.

ITEM 6. [RESERVED]

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 20,022 stores located in 48 U.S. states and Mexico as of March 1, 2024, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. Our first stores in Mexico opened in 2023. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices often at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our customers continue to feel constrained in the current macroeconomic environment, and accordingly we expect their spending to continue to be pressured, particularly in our non-consumables categories. Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, inflation, wage growth, changes in U.S. and global trade policy, and changes in U.S. government policy and assistance programs (including cost of living adjustments), such as the Supplemental Nutrition Assistance Program (“SNAP”), unemployment benefits, and economic stimulus programs. Our customers were impacted by the elimination of the emergency allotment of SNAP benefits and lower tax refunds resulting from the elimination of COVID-related stimulus programs, each of which occurred in the first quarter of 2023, and continue to be impacted by the overall macroeconomic environment. Additionally, our customers continue to experience higher expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, energy and fuel prices, as well as cost inflation in frequently purchased household products (including food). In addition, the Department of Education’s COVID-19 pandemic student loan forbearance program ended in September 2023, and payment obligations generally resumed in October 2023. The impact of this program’s conclusion on our customer and our business has not been material, although we can make no assurance that it will not be material in the future. Finally, significant unseasonable or unusual weather patterns or extreme weather can impact customer shopping behaviors, although we did not identify any such impact to any significant degree in 2023.

We remain committed to our long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus. These priorities include: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our diverse teams through development, empowerment and inclusion.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount. Historically, sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have contributed to more profitable sales growth and an increase in average transaction amount. Our sales mix has continued to shift toward consumables and is currently at historic highs. Certain of our initiatives are intended to address this sales mix trend; however, there can be no assurances that these efforts will be successful.

As we work to provide everyday low prices and meet our customers’ affordability needs, we remain focused on enhancing our margins through inventory shrink and damage reduction initiatives, as well as pricing and markdown optimization, effective category management and inventory reduction efforts, distribution and transportation efficiencies, private brands penetration and global sourcing. Several of our strategic and other sales-driving initiatives are also designed to capture growth opportunities and are discussed in more detail below.

We experienced higher damages in the first half of 2023, as well as significantly higher shrink throughout 2023. We believe that our shrink results in 2023 were due to a number of factors, including materially higher inventory levels in the first half of the year, store standards and other operational challenges such as self-checkout and store manager turnover, as well as the macroeconomic environment. As of fiscal year-end, and discussed further below, we have materially reduced inventory levels. To address challenges presented by self-checkout as well as to enhance the overall customer and associate experience in our stores, we are revising our self-checkout strategy, including limiting self-checkout to transactions of five items or fewer, converting some or all self-checkout registers in approximately 9,000 stores to assisted checkout options, and removing self-checkout from approximately 300 stores. As discussed further below, we also have invested in retail labor to help drive improved store standards and have plans in place to improve store manager turnover rates.

We continue to implement and invest in certain strategic initiatives that we believe will help drive profitable sales growth with both new and existing customers and capture long-term growth opportunities. Such opportunities include providing our customers with a variety of shopping access points and even greater value and convenience by leveraging and developing digital tools and technology, such as our Dollar General app, which contains a variety of tools to enhance the in-store shopping experience. Additionally, our partnership with a third-party delivery service is available in the majority of our stores, and we continue to grow our DG Media Network, which is our platform for connecting brand partners with our customers to drive even greater value for each.

Further, we are continuing to evaluate and evolve the pOpshelf concept, including expanding at a more measured pace in the softer discretionary sales environment, as well as converting some locations to Dollar General store locations. pOpshelf is a unique retail concept focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. At the end of 2023, we operated 216 standalone pOpshelf locations.

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

We also remain focused on capturing growth opportunities. In 2023, we opened a total of 987 new stores, including our first three stores in Mexico, remodeled 2,007 stores, and relocated 129 stores. In fiscal 2024, we plan to open approximately 800 new stores (including any new pOpshelf stores or stores in Mexico), remodel approximately 1,500 stores, and relocate approximately 85 stores, for a total of 2,385 real estate projects.

We expect store format innovation to allow us to capture additional growth opportunities within our existing markets as we continue to utilize the most productive of our various Dollar General store formats based on the specific market opportunity. We are using two larger format stores (approximately 8,500 square feet and 9,500 square feet, respectively), and consistent with 2023, expect the 8,500 square foot format, along with our existing Dollar General Plus format of a similar size, to continue as our base prototypes for the majority of new stores in 2024, replacing our traditional 7,300 square foot format and higher-cooler count Dollar General Traditional Plus format. The larger formats allow for expanded high-capacity-cooler counts, an extended queue line, and a broader product assortment, including an enhanced non-consumable offering, a larger health and beauty section, and produce in select stores.

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

To further optimize our cost structure and facilitate greater operational control within our supply chain, we further expanded our private fleet in 2023 from 1,600 tractors at the end of fiscal 2022 to more than 2,000 tractors at the end of 2023, representing the majority of all outbound trucks delivering from our distribution centers.

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces such as labor availability, increases in minimum wage rates and increases in property rents and interest rates. Further, significant and/or rapid increases to federal and further increases to state and/or local minimum wage rates/salary levels could adversely affect our earnings if we are not able to otherwise offset these increased labor costs elsewhere in our business. Furthermore, in 2023 we invested approximately $150 million in retail labor, primarily through labor hours, to further enhance our store standards, including on-shelf availability, and compliance efforts as well as the customer and associate experience in our stores.

In addition to the labor investment in 2023, we took additional actions to support our customers, stores and distribution centers. Most significantly, we accelerated the pace of our inventory reduction efforts, including additional promotional markdowns, in an effort to return to more optimal inventory levels sooner than we believed the current pace would deliver. These investments in retail labor, markdowns, and other areas, had a materially negative impact on our operating profit in 2023.

While we believe the overall growth rate of inflation has moderated, we expect some inflationary pressures will continue to affect our operating results and our vendors and customers. Moreover, increases in market interest rates have had, and will likely continue to have, a negative impact on our interest expense, both with respect to issuances of commercial paper notes, if any, and other indebtedness. Further, both inflation and higher interest rates have significantly increased new store opening costs and occupancy costs, and while we continue to have strong new store returns and grow our store base significantly in 2024, these increased costs have negatively impacted our projected new store returns and influenced our 2024 new store growth plans.

Our diverse teams are a competitive advantage, and we proactively seek ways to continue investing in their development. Our goal is to create an environment that attracts, develops, and retains talented personnel, particularly at the store manager level, because employees who are promoted from within our company generally have longer tenures and are greater contributors to improvements in our financial performance. We are taking actions designed to reduce our store manager turnover, which was higher than targeted in 2023, including through our labor investment and allocation of labor hours, simplifying in-store activities, and reducing excess inventory.

To further enhance shareholder returns, we have continued to pay quarterly cash dividends. The declaration and amount of future dividends are subject to Board discretion and approval, although we currently expect to continue paying quarterly cash dividends. As planned, to preserve our investment grade credit rating and maintain financial flexibility, we did not repurchase any shares during 2023 under our share repurchase program and do not plan to repurchase shares during 2024. The repurchase authorization has no expiration date, and future repurchases will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors.

We utilize key performance indicators, which are defined below, in the management of our business including same-store sales, average sales per square foot, and inventory turnover. We use these measures to maximize profitability and for decisions about the allocation of resources. Each of these measures is commonly used by investors in retail companies to measure the health of the business.

Same-store sales. Same-store sales are calculated based upon our stores that were open at least 13 full fiscal months and remain open at the end of the reporting period. We include stores that have been remodeled, expanded or relocated in our same-store sales calculation. Changes in same-store sales are calculated based on the comparable 52 calendar weeks in the current and prior years. The method of calculating same-store sales varies across the retail industry. As a result, our calculation of same-store sales is not necessarily comparable to similarly titled measures reported by other companies.

Average sales per square foot. Average sales per square foot is calculated based on total sales for the preceding 12 months as of the ending date of the reporting period divided by the average selling square footage during the period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters.

Inventory turnover. Inventory turnover is calculated based on total cost of goods sold for the preceding four quarters divided by the average inventory balance as of the ending date of the reporting period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters.

A continued focus on our four operating priorities as discussed above, and other impacts as discussed below, resulted in the following overall operating and financial performance in 2023 as compared to 2022. Basis points, as referred to below, are equal to 0.01% as a percentage of net sales.

●	Net sales in 2023 increased 2.2%. Sales in same-stores increased 0.2%, primarily due to an increase in customer traffic. Average sales per square foot in 2023 were $264.

●	The gross profit rate decreased by 94 basis points due primarily to increased shrink and inventory markdowns and lower inventory markups.

●	SG&A as a percentage of sales increased by 153 basis points primarily due to increases in retail labor including the $150 million retail labor investment, store occupancy costs, and depreciation and amortization.

●	Operating profit decreased 26.5% to $2.45 billion in 2023 compared to $3.33 billion in 2022.

●	Interest expense increased by $115.5 million in 2023 primarily due to higher average borrowings and higher interest rates.

●	The change in the effective income tax rate to 21.6% in 2023 from 22.5% in 2022 was primarily due to the effect of certain rate-impacting items (such as federal tax credits) on lower earnings before taxes and a lower state effective rate resulting from increased recognition of state tax credits compared to 2022.

●	We reported net income of $1.66 billion, or $7.55 per diluted share, for 2023 compared to net income of $2.42 billion, or $10.68 per diluted share, for 2022.

●	We generated approximately $2.4 billion of cash flows from operating activities in 2023, an increase of 20.5% compared to 2022.

●	Inventory turnover was 3.7 times, and inventories decreased 1.1% on a per store basis compared to 2022.

Readers should refer to the detailed discussion of our operating results below for additional comments on financial performance in the current year as compared with the prior years presented.

Results of Operations

Accounting Periods. The following text contains references to years 2023, 2022, and 2021, which represent fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal years 2023 and 2021 were 52-week accounting periods and fiscal year 2022 was a 53-week accounting period.

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

The following table contains results of operations data for fiscal years 2023, 2022, and 2021, and the dollar and percentage variances among those years.

				2023 vs. 2022		2022 vs. 2021
(amounts in millions, except				Amount	%	Amount	%
per share amounts)	2023	2022	2021	Change	Change	Change	Change
Net sales by category:
Consumables	$31,342.6	$30,155.2	$26,258.6	$1,187.4	3.9%	$3,896.6	14.8%
% of net sales	81.01%	79.68%	76.73%
Seasonal	4,083.8	4,182.8	4,182.2	(99.0)	(2.4)	0.6	0.0
% of net sales	10.55%	11.05%	12.22%
Home products	2,163.8	2,332.4	2,322.4	(168.6)	(7.2)	10.0	0.4
% of net sales	5.59%	6.16%	6.79%
Apparel	1,101.4	1,174.4	1,457.3	(73.0)	(6.2)	(282.9)	(19.4)
% of net sales	2.85%	3.10%	4.26%
Net sales	$38,691.6	$37,844.9	$34,220.4	$846.7	2.2%	$3,624.4	10.6%
Cost of goods sold	26,972.6	26,024.8	23,407.4	947.8	3.6	2,617.3	11.2
% of net sales	69.71%	68.77%	68.40%
Gross profit	11,719.0	11,820.1	10,813.0	(101.1)	(0.9)	1,007.1	9.3
% of net sales	30.29%	31.23%	31.60%
Selling, general and administrative expenses	9,272.7	8,491.8	7,592.3	780.9	9.2	899.5	11.8
% of net sales	23.97%	22.44%	22.19%
Operating profit	2,446.3	3,328.3	3,220.7	(882.0)	(26.5)	107.6	3.3
% of net sales	6.32%	8.79%	9.41%
Interest expense	326.8	211.3	157.5	115.5	54.7	53.7	34.1
% of net sales	0.84%	0.56%	0.46%
Other (income) expense	—	0.4	—	(0.4)	—	0.4	—
% of net sales	0.00%	0.00%	0.00%
Income before income taxes	2,119.5	3,116.6	3,063.1	(997.1)	(32.0)	53.5	1.7
% of net sales	5.48%	8.24%	8.95%
Income tax expense	458.2	700.6	663.9	(242.4)	(34.6)	36.7	5.5
% of net sales	1.18%	1.85%	1.94%
Net income	$1,661.3	$2,416.0	$2,399.2	$(754.7)	(31.2)%	$16.8	0.7%
% of net sales	4.29%	6.38%	7.01%
Diluted earnings per share	$7.55	$10.68	$10.17	$(3.13)	(29.3)%	$0.51	5.0%

Net Sales. The net sales increase in 2023 was primarily due to sales from new stores and an increase in same-store sales of 0.2% compared to 2022, partially offset by the impact of store closures. Net sales for the 53rd week of fiscal 2022 were $678.1 million. The increase in same-store sales reflects an increase in customer traffic, partially offset by a decrease in the average transaction amount. The decrease in average transaction amount was driven by a decline in items per transaction, partially offset by higher average item retail prices. Same-store sales increased in the consumables category, and declined in the home products, seasonal and apparel categories. In 2023, our 18,763 same-stores accounted for sales of $36.9 billion.

The net sales increase in 2022 was primarily due to sales from new stores, and an increase in same-store sales of 4.3% compared to 2021, partially offset by the impact of store closures. The increase in same-store sales reflects an increase in average transaction amount which was driven by higher average item retail prices as a result of higher inflation, partially offset by a decline in customer traffic. Same-store sales increased in the consumables category, and declined in the apparel, seasonal, and home products categories. In 2022, our 17,886 same-stores accounted for sales of $35.3 billion.

Gross Profit. In 2023, gross profit decreased by 0.9%, and as a percentage of net sales decreased by 94 basis points to 30.3% compared to 2022, primarily driven by increased shrink and inventory markdowns, lower inventory markups, a higher proportion of lower margin consumables sales, and increased damages. Partially offsetting the factors which decreased our overall gross profit rate were a lower LIFO provision and decreased transportation costs.

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

SG&A. SG&A as a percentage of net sales was 24.0% in 2023 compared to 22.4% in 2022, an increase of 153 basis points. The primary expenses that were higher as a percentage of net sales in 2023 were retail labor, store occupancy costs, depreciation and amortization, repairs and maintenance, and other services purchased, including debt and credit card transaction fees, which were partially offset by a decrease in incentive compensation.

SG&A as a percentage of net sales was 22.4% in 2022 compared to 22.2% in 2021, an increase of 25 basis points. The primary expenses that were higher as a percentage of net sales in 2022 were utilities, retail labor, and repairs and maintenance, partially offset by incentive compensation expenses and store occupancy costs.

Interest Expense. Interest expense increased $115.5 million to $326.8 million in 2023 compared to 2022 and increased $53.7 million to $211.3 million in 2022 compared to 2021, in each case primarily due to higher outstanding borrowings and higher interest rates. See the detailed discussion under “Liquidity and Capital Resources” regarding the financing of various long-term obligations.

Income Taxes. The effective income tax rate for 2023 was 21.6% compared to a rate of 22.5% for 2022 which represents a net decrease of 0.9 percentage points. The effective tax rate was lower in 2023 primarily due to the effect of certain rate-impacting items (such as federal tax credits) on lower earnings before taxes and a lower state effective rate resulting from increased recognition of state tax credits.

The effective income tax rate for 2022 was 22.5% compared to a rate of 21.7% for 2021 which represents a net increase of 0.8 percentage points. The effective income tax rate was higher in 2022 primarily due to decreased income tax benefits associated with stock-based compensation compared to 2021.

Effects of Inflation

In 2023, we experienced moderate increases in product costs due to lower rates of inflation. In addition, we continued to experience elevated but relatively stable costs of building materials and certain of our other capital costs. In 2022, we experienced higher rates of inflation affecting product costs, the costs of building materials and certain of our other capital costs. In 2021, we experienced increases in product costs due in part to higher rates of inflation.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

During the past three years, we have generated an aggregate of approximately $7.2 billion in cash flows from operating activities and incurred approximately $4.3 billion in capital expenditures. During that period, we expanded the number of stores we operate by 2,809, representing store growth of approximately 16%, and we remodeled or relocated 5,910 stores, or approximately 34% of the stores we operated as of the beginning of the three-year period. In 2024, we intend to continue our current strategy of pursuing store growth, remodels and relocations although at a slower pace than the past three years.

At February 2, 2024, we had a $2.0 billion unsecured revolving credit agreement (the “Revolving Facility”), $6.9 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability of up to $2.0 billion. At February 2, 2024, we had total consolidated outstanding debt (including the current portion of long-term obligations) of $7.0 billion, most of which was in the form of senior notes. All of our material borrowing arrangements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our commercial paper notes (“CP Notes”) as further described below. The information contained in Note 5 to the consolidated financial statements contained in Part II, Item 8 of this report is incorporated herein by reference.

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

For fiscal 2024, we anticipate potential combined borrowings under the Revolving Facility and CP Notes to be a maximum of approximately $500 million outstanding at any one time.

Revolving Facility

Our Revolving Facility consists of a $2.0 billion senior unsecured revolving credit facility of which up to $100.0 million is available for the issuance of letters of credit and which is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of February 2, 2024 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of February 2, 2024, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The credit agreement governing the Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (and our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The credit agreement governing the Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 2, 2024, we were in compliance with all such covenants. On February 13, 2024, we amended the credit agreement governing the Revolving Facility to increase the maximum leverage ratio for the four quarters of fiscal 2024. The credit agreement governing the Revolving Facility also contains customary events of default.

As of February 2, 2024, we had no outstanding borrowings, no outstanding letters of credit, and borrowing availability of $2.0 billion under the Revolving Facility that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute liquidity of $1.8 billion. In addition, we had outstanding letters of credit of $45.9 million which were issued pursuant to separate agreements.

364-Day Revolving Facility

The Company had a 364-day $750 million unsecured revolving credit facility (the “364-Day Revolving Facility”) which expired on January 30, 2024. Borrowings under the 364-Day Revolving Facility bore interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR, as published by CME Group Benchmark Administration Limited, plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The Company was also required to pay a facility fee to the lenders under the 364-Day Revolving Facility for any used and unused commitments. Prior to its expiration, the applicable interest rate margin for Adjusted Term SOFR loans was 1.035% and the facility fee rate was 0.09%. The applicable interest rate margins for borrowings and the facility fees under the 364-Day Revolving Facility were subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

Commercial Paper

We may issue the CP Notes from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of February 2, 2024, our consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $197.7 million were held by a wholly-owned subsidiary and therefore are not reflected in the consolidated balance sheets.

Senior Notes

Our Senior Notes consist of the following issuances:

		(In millions)			Annual
	Interest	Aggregate		Issuance	Interest
Maturity	Rate	Principal	Discount	Date	Schedule
September 2024	4.250%	$750.0	$0.7	September 2022	March 20 and September 20
November 2025	4.150	500.0	0.8	October 2015	May 1 and November 1
April 2027	3.875	600.0	0.4	April 2017	April 15 and October 15
November 2027	4.625	550.0	0.5	September 2022	May 1 and November 1
May 2028	4.125	500.0	0.5	April 2018	May 1 and November 1
July 2028	5.200	500.0	0.1	June 2023	January 5 and July 5
April 2030	3.500	1,000.0	0.7	April 2020	April 3 and October 3
November 2032	5.000	700.0	2.4	September 2022	May 1 and November 1
July 2033	5.450	1,000.0	1.6	June 2023	January 5 and July 5
April 2050	4.125	500.0	5.0	April 2020	April 3 and October 3
November 2052	5.500	300.0	0.3	September 2022	May 1 and November 1

The table above is comprised of what is collectively referred to as the Senior Notes, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”).

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

Rating Agencies

Our senior unsecured debt is rated “Baa2,” by Moody’s with a stable outlook and “BBB” by Standard & Poor’s with a negative outlook, and our commercial paper program is rated “P-2” by Moody’s and “A-2” by Standard and Poor’s. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will maintain or improve our current credit ratings.

Future Cash Requirements

The following table summarizes significant estimated future cash requirements under our various contractual obligations and other commitments at February 2, 2024, in total and disaggregated into current (<1 year) and long-term (1 or more years) obligations (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$7,100,418	$768,645	$536,447	$2,181,139	$3,614,187
Interest(a)	2,790,945	330,483	574,071	466,926	1,419,465
Self-insurance liabilities(b)	307,957	151,318	111,430	42,590	2,619
Operating lease obligations	13,479,370	1,822,383	3,366,138	2,809,367	5,481,482
Subtotal	$23,678,690	$3,072,829	$4,588,086	$5,500,022	$10,517,753

	Commitments Expiring by Period
Commercial commitments(c)	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Letters of credit	$45,928	$45,928	$—	$—	$—
Purchase obligations(d)	1,365,407	1,249,868	115,539	—	—
Subtotal	$1,411,335	$1,295,796	$115,539	$—	$—
Total contractual obligations and commercial commitments	$25,090,025	$4,368,625	$4,703,625	$5,500,022	$10,517,753
(a)	Represents obligations for interest payments on long-term debt and includes projected interest on variable rate long-term debt using 2023 year-end rates and balances. Variable rate long-term debt includes the Revolving Facility (although such facility had a balance of zero as of February 2, 2024), the CP Notes (which had a balance of $0 as of February 2, 2024, and which amount is net of $197.7 million held by a wholly-owned subsidiary), and interest rate swaps being accounted for as fair value hedges.

(b)	We retain a significant portion of the risk for our workers’ compensation, employee health, general liability, property loss, auto liability, and certain third-party landlord claims exposures. As these obligations do not have scheduled maturities, these amounts represent undiscounted estimates based upon actuarial assumptions. Substantially all amounts are reflected on an undiscounted basis in our consolidated balance sheets.

(c)	Commercial commitments include information technology license and support agreements, supplies, fixtures, letters of credit for import merchandise, and other inventory purchase obligations.

(d)	Purchase obligations include legally binding agreements for software licenses and support, supplies, fixtures, and merchandise purchases (excluding such purchases subject to letters of credit).

Share Repurchase Program

Our common stock repurchase program had a total remaining authorization of approximately $1.38 billion at February 2, 2024. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. The repurchase program has no expiration date and may be modified or terminated from time to time at the discretion of our Board of Directors. To preserve our investment grade credit rating and maintain financial flexibility, we do not plan to repurchase shares during fiscal 2024. For more detail about our share repurchase program, see Part II, Item 5 of this report and Note 11 to the consolidated financial statements contained in Part II, Item 8 of this report.

Other Considerations

In March 2024, the Board of Directors declared a quarterly cash dividend of $0.59 per share which is payable on or before April 23, 2024 to shareholders of record of our common stock on April 9, 2024. We paid quarterly cash dividends of $0.59 per share in 2023. Although the Board currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other factors, our results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity and other factors that our Board may deem relevant in its sole discretion.

Our inventory balance represented approximately 49% of our total assets exclusive of operating lease assets, goodwill, and other intangible assets as of February 2, 2024. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year as discussed further below. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

As described in Note 7 to the consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity.

Cash Flows

Cash flows from operating activities. Cash flows from operating activities were $2.4 billion in 2023, which represents a $407.2 million increase compared to 2022. Changes in merchandise inventories resulted in a $299.1 million decrease in our working capital in 2023 compared to the decrease of $1.7 billion in 2022 as described in greater detail below. Changes in accounts payable resulted in a $36.9 million increase in our working capital in 2023 compared to a $194.7 million decrease in 2022, due primarily to the timing of inventory receipts and related payments. Net income decreased to $1.7 billion in 2023 as compared to $2.4 billion in 2022. Changes in other noncash losses resulted in a $89.0 million increase as compared to a $530.5 million increase in 2022 primarily due to a lower LIFO provision in 2023. Changes in income taxes including a decrease in cash paid for income taxes in 2023 compared to 2022 are primarily due to the decrease in pre-tax earnings in 2023.

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

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 3% in 2023, 20% in 2022 and 7% in 2021. The increase in the 2023 period primarily reflects an increase in the consumables category due mostly to a lower than planned level of consumables at the end of 2022 and initiatives to improve on-shelf availability. Offsetting the inventory increase in consumables were decreases in the seasonal, home products, and apparel categories primarily due to our inventory reduction efforts.

Inventory levels in the consumables category increased by $744.5 million, or 20%, in 2023, increased by $367.8 million, or 11%, in 2022, and decreased by $1.8 million, or 0% in 2021. The seasonal category decreased by $207.1 million, or 13%, in 2023, increased by $455.5 million, or 42%, in 2022, and increased by $177.8 million, or 20%, in 2021. The home products category decreased by $291.3 million, or 28%, in 2023, increased by $315.4 million, or 43%, in 2022, and increased by $230.0 million, or 45%, in 2021. The apparel category decreased by $12.6 million, or 4%, in 2023, increased by $7.8 million, or 2%, in 2022, and decreased by $39.2 million, or 10%, in 2021.

Cash flows from investing activities. Significant components of property and equipment purchases in 2023 included the following approximate amounts: $683 million for improvements, upgrades, remodels and relocations of existing stores; $542 million for distribution and transportation-related capital expenditures; $390 million related to store facilities, primarily for leasehold improvements, fixtures and equipment in new stores; and $67 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During 2023, we opened 987 new stores and remodeled or relocated 2,136 stores.

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

Capital expenditures during 2024 are projected to be in the range of $1.3 billion to $1.4 billion. We anticipate funding 2024 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth and development of approximately 800 new stores and approximately 1,585 stores to be remodeled or relocated. Capital expenditures in 2024 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and replacement of certain transportation related assets; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. During the 2023 period we received proceeds from the issuance of long-term debt of $1.5 billion. Net commercial paper borrowings decreased by $1.5 billion, and we received and repaid $500.0 million under the 364-Day Revolving Facility. We paid cash dividends of $518.0 million and did not repurchase shares of our common stock.

In 2022, we received proceeds from the issuance of long-term debt of $2.3 billion, and our repayments of long-term debt totaled $911.3 million. Net commercial paper borrowings increased by $1.4 billion, and we had no borrowings or repayments under the Revolving Facility or the 364-Day Revolving Facility. We repurchased 11.6 million shares of our common stock at a total cost of $2.7 billion and paid cash dividends of $493.7 million.

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

We perform physical inventories in a significant majority of our stores on an annual basis. We calculate our shrink provision based on actual physical inventory results during the fiscal period and an accrual for estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales at each retail store, at a department level, based on the store’s most recent historical shrink rate. From time to time as circumstances may warrant, we consider more recent shrink experience in the calculation of our shrink accrual. The impact of doing so has not been material. To the extent that subsequent physical inventories yield different results than the estimated accrual, our effective shrink rate for a given reporting period will include the impact of adjusting to the actual results.

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

Insurance Liabilities. We retain a significant portion of the risk for our workers’ compensation, employee health, general liability, property loss, auto liability and certain third-party landlord claim exposures. These represent significant costs primarily due to our large employee base and number of stores. Provisions are made for these liabilities on an undiscounted basis. Certain of these liabilities are based on actual claim data and estimates of incurred but not reported claims developed using actuarial methodologies based on historical claim trends, which have been and are anticipated to continue to be materially accurate. If future claim trends deviate from recent historical patterns, or other unanticipated events affect the number and significance of future claims, we may be required to record additional expenses or expense reductions, which could be material to our future financial results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

We are exposed to market risk primarily from adverse changes in interest rates and commodity prices. To minimize this risk, we may periodically use financial instruments, including derivatives. All derivative financial instrument transactions must be authorized and executed pursuant to approval by the Board of Directors. As a matter of policy, we do not buy or sell financial instruments for speculative or trading purposes, and any such derivative financial instruments are intended to be used to reduce risk by hedging an underlying economic exposure. Our objective is to correlate derivative financial instruments and the underlying exposure being hedged, so that fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure.

Interest Rate Risk

We are exposed to changes in interest rates as a result of our short-term borrowings and long-term debt. We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Currently, we are counterparty to certain interest rate swaps with a total notional amount of $350.0 million entered into in May 2021. These swaps are scheduled to mature in April 2030. Under the terms of these agreements, we swap fixed interest rates on a portion of our 2030 Senior Notes for compounded SOFR rates. In recent years, our principal interest rate exposure has been from outstanding borrowings under our Revolving Facility as well as our commercial paper program. As of February 2, 2024, we had no consolidated commercial paper borrowings and no borrowings outstanding under our Revolving Facility. For a detailed discussion of our Revolving Facility and our commercial paper program, see Note 5 to the consolidated financial statements.

A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows.

At February 2, 2024, our primary interest rate exposure was from changes in interest rates which affect our variable rate debt. Based on our outstanding variable rate debt as of February 2, 2024, after giving consideration to our interest rate swap agreements, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $3.5 million in 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries (the Company) as of February 2, 2024 and February 3, 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended February 2, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2024 and February 3, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 25, 2024, expressed an unqualified opinion thereon.

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

Estimate of Workers’ Compensation and General Liability Reserves

Description of the Matter

The Company records expenses and reserves for workers’ compensation matters related to alleged work-related employee accidents and injuries, as well as general liability matters related to alleged non-employee incidents and injuries. At February 2, 2024, the Company’s reserves for self-insurance risks were $307.9 million, which includes workers’ compensation and general liability reserves. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk related to its workers’ compensation and general liability exposures. Accordingly, provisions are recorded for the Company’s estimates of such losses. The undiscounted future claim costs for the workers’ compensation and general liability exposures are estimated using actuarial methods.

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

Nashville, Tennessee

March 25, 2024

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 2,	February 3,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$537,283	$381,576
Merchandise inventories	6,994,266	6,760,733
Income taxes receivable	112,262	135,775
Prepaid expenses and other current assets	366,913	302,925
Total current assets	8,010,724	7,581,009
Net property and equipment	6,087,722	5,236,309
Operating lease assets	11,098,228	10,670,014
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,700	1,199,700
Other assets, net	60,628	57,746
Total assets	$30,795,591	$29,083,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$768,645	$—
Current portion of operating lease liabilities	1,387,083	1,288,939
Accounts payable	3,587,374	3,552,991
Accrued expenses and other	971,890	1,036,919
Income taxes payable	10,709	8,919
Total current liabilities	6,725,701	5,887,768
Long-term obligations	6,231,539	7,009,399
Long-term operating lease liabilities	9,703,499	9,362,761
Deferred income taxes	1,133,784	1,060,906
Other liabilities	251,949	220,761
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 219,663 and 219,105 shares issued and outstanding at February 2, 2024 and February 3, 2023, respectively	192,206	191,718
Additional paid-in capital	3,757,005	3,693,871
Retained earnings	2,799,415	1,656,140
Accumulated other comprehensive income (loss)	493	43
Total shareholders’ equity	6,749,119	5,541,772
Total liabilities and shareholders' equity	$30,795,591	$29,083,367

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	February 2,	February 3,	January 28,
	2024	2023	2022
Net sales	$38,691,609	$37,844,863	$34,220,449
Cost of goods sold	26,972,585	26,024,765	23,407,443
Gross profit	11,719,024	11,820,098	10,813,006
Selling, general and administrative expenses	9,272,724	8,491,796	7,592,331
Operating profit	2,446,300	3,328,302	3,220,675
Interest expense	326,781	211,273	157,526
Other (income) expense	—	415	—
Income before income taxes	2,119,519	3,116,614	3,063,149
Income tax expense	458,245	700,625	663,917
Net income	$1,661,274	$2,415,989	$2,399,232
Earnings per share:
Basic	$7.57	$10.73	$10.24
Diluted	$7.55	$10.68	$10.17
Weighted average shares outstanding:
Basic	219,415	225,148	234,261
Diluted	219,938	226,297	235,812

Dividends per share	$2.36	$2.20	$1.68

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	February 2,	February 3,	January 28,
	2024	2023	2022
Net income	$1,661,274	$2,415,989	$2,399,232
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $31, $353, and $346, respectively	450	1,235	971
Comprehensive income	$1,661,724	$2,417,224	$2,400,203

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balances, January 29, 2021	240,785	$210,687	$3,446,612	$3,006,102	$(2,163)	$6,661,238
Net income	—	—	—	2,399,232	—	2,399,232
Dividends paid, $1.68 per common share	—	—	—	(392,217)	—	(392,217)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	971	971
Share-based compensation expense	—	—	78,178	—	—	78,178
Repurchases of common stock	(12,058)	(10,551)	—	(2,539,118)	—	(2,549,669)
Other equity and related transactions	1,289	1,129	63,124	—	—	64,253
Balances, January 28, 2022	230,016	$201,265	$3,587,914	$2,473,999	$(1,192)	$6,261,986
Net income	—	—	—	2,415,989	—	2,415,989
Dividends paid, $2.20 per common share	—	—	—	(493,732)	—	(493,732)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	1,235	1,235
Share-based compensation expense	—	—	72,712	—	—	72,712
Repurchases of common stock	(11,643)	(10,188)	—	(2,737,826)	—	(2,748,014)
Excise tax incurred on common stock repurchases	—	—	—	(2,290)	—	(2,290)
Other equity and related transactions	732	641	33,245	—	—	33,886
Balances, February 3, 2023	219,105	$191,718	$3,693,871	$1,656,140	$43	$5,541,772
Net income	—	—	—	1,661,274	—	1,661,274
Dividends paid, $2.36 per common share	—	—	—	(517,999)	—	(517,999)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	450	450
Share-based compensation expense	—	—	51,891	—	—	51,891
Other equity and related transactions	558	488	11,243	—	—	11,731
Balances, February 2, 2024	219,663	$192,206	$3,757,005	$2,799,415	$493	$6,749,119

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	February 2,	February 3,	January 28,
	2024	2023	2022
Cash flows from operating activities:
Net income	$1,661,274	$2,415,989	$2,399,232
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	848,793	724,877	641,316
Deferred income taxes	72,847	235,299	114,359
Noncash share-based compensation	51,891	72,712	78,178
Other noncash (gains) and losses	88,982	530,530	191,040
Change in operating assets and liabilities:
Merchandise inventories	(299,066)	(1,665,352)	(550,114)
Prepaid expenses and other current assets	(63,576)	(65,102)	(47,471)
Accounts payable	36,940	(194,722)	98,735
Accrued expenses and other liabilities	(39,189)	(25,409)	(37,328)
Income taxes	25,303	(37,517)	(14,642)
Other	7,599	(6,750)	(7,494)
Net cash provided by (used in) operating activities	2,391,798	1,984,555	2,865,811
Cash flows from investing activities:
Purchases of property and equipment	(1,700,222)	(1,560,582)	(1,070,460)
Proceeds from sales of property and equipment	6,199	5,236	4,903
Net cash provided by (used in) investing activities	(1,694,023)	(1,555,346)	(1,065,557)
Cash flows from financing activities:
Issuance of long-term obligations	1,498,260	2,296,053	—
Repayments of long-term obligations	(19,723)	(911,330)	(6,402)
Net increase (decrease) in commercial paper outstanding	(1,501,900)	1,447,600	54,300
Borrowings under revolving credit facilities	500,000	—	—
Repayments of borrowings under revolving credit facilities	(500,000)	—	—
Costs associated with issuance of debt	(12,438)	(16,925)	(2,268)
Repurchases of common stock	—	(2,748,014)	(2,549,669)
Payments of cash dividends	(517,979)	(493,726)	(392,188)
Other equity and related transactions	11,712	33,880	64,225
Net cash provided by (used in) financing activities	(542,068)	(392,462)	(2,832,002)
Net increase (decrease) in cash and cash equivalents	155,707	36,747	(1,031,748)
Cash and cash equivalents, beginning of period	381,576	344,829	1,376,577
Cash and cash equivalents, end of period	$537,283	$381,576	$344,829
Supplemental cash flow information:
Cash paid for:
Interest	$352,473	$195,312	$159,803
Income taxes	$359,578	$500,814	$568,267
Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$1,804,934	$1,836,718	$1,778,564
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$148,137	$150,694	$143,589

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2023, 2022, and 2021, which represent fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, respectively. The Company’s 2023 and 2021 accounting periods were each comprised of 52 weeks, and the 2022 accounting period was comprised of 53 weeks. The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

The Company sells general merchandise on a retail basis through 19,986 stores (as of February 2, 2024) in 48 U.S. states and Mexico with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. As of February 2, 2024, the Company operated 18 distribution centers for non-refrigerated products, ten cold storage distribution centers, and three combination distribution centers which have both refrigerated and non-refrigerated products. The Company leases 14 of these facilities and the remainder are owned.

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

Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $109.3 million and $157.3 million at February 2, 2024 and February 3, 2023, respectively.

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

The excess of current cost over LIFO cost was approximately $875.1 million and $813.6 million at February 2, 2024 and February 3, 2023, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision of $61.6 million in 2023,

$517.3 million in 2022, and $180.4 million in 2021, which is included in cost of goods sold in the consolidated statements of income.

The Company purchases its merchandise from a wide variety of suppliers. The Company’s two largest suppliers accounted for approximately 10% and 8%, respectively, of the Company’s purchases in 2023.

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

Property and equipment

Property and equipment acquired is recorded at cost. The Company records depreciation and amortization on a straight-line basis over the assets’ estimated useful lives. Amounts included in the Company’s property and equipment balances and their estimated lives are summarized as follows:

				February 2,	February 3,
(In thousands)	Life			2024	2023
Land	Indefinite			$236,899	$230,814
Land improvements		20		106,339	98,567
Buildings	39	-	40	1,688,467	1,561,440
Leasehold improvements		(a)		1,189,060	1,011,788
Furniture, fixtures and equipment	3	-	10	6,604,870	5,714,456
Construction in progress				539,242	313,615
Right of use assets - finance leases	Various			233,349	215,052
				10,598,226	9,145,732
Less accumulated depreciation and amortization				(4,510,504)	(3,909,423)
Net property and equipment				$6,087,722	$5,236,309

(a)Depreciated over the lesser of the life of the applicable lease term or the estimated useful life of the asset.

Depreciation and amortization expense related to property and equipment was approximately $839.9 million, $717.8 million and $635.9 million for 2023, 2022 and 2021, respectively. Interest on borrowed funds during the construction of property and equipment is capitalized where applicable. Interest costs of $12.5 million, $4.8 million, and $1.2 million were capitalized in 2023, 2022 and 2021, respectively.

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

The Company recorded impairment charges included in SG&A expense of approximately $6.7 million in 2023, $2.1 million in 2022 and $2.6 million in 2021, to reduce the carrying value of certain of its stores’ assets. Such action was deemed necessary based on the Company’s evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in the carrying value of the assets exceeding the estimated undiscounted future cash flows generated by the assets at these locations.

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

Other assets

Noncurrent Other assets consist primarily of investments and qualifying prepaid expenses for maintenance, and utility and other deposits.

Accrued expenses and other liabilities

Accrued expenses and other consist of the following:

	February 2,	February 3,
(In thousands)	2024	2023
Compensation and benefits	$145,665	$214,472
Self-insurance reserves	151,317	136,911
Taxes (other than taxes on income)	275,636	296,343
Other	399,272	389,193
	$971,890	$1,036,919

Included in other accrued expenses are liabilities for freight expense, interest, utilities, maintenance and legal settlements.

Supply chain finance programs

We utilize supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell our payment obligations to designated third party financial institutions. While the terms of these agreements are between the supplier and the financial institution, the supply chain finance financial institutions allow the participating suppliers to utilize our creditworthiness in establishing credit spreads and associated costs. The payment terms that the Company has with participating suppliers under these programs generally range up to 120 days. The Company’s obligations to its suppliers in accounts payable and accrued expenses, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. As of February 2, 2024 and February 3, 2023, the amount of obligations outstanding that the Company has confirmed with the financial institutions under the supply chain finance program were $306.8 million and $343.6 million, respectively.

Insurance liabilities

The Company retains a significant portion of risk for its workers’ compensation, employee health, general liability, property, auto liability and certain third-party landlord general liability claim exposures. Accordingly, provisions are made for the Company’s estimates of such risks which are recorded as self-insurance reserves pursuant to Company policy. The undiscounted future claim costs for the workers’ compensation, general liability, landlord liability, and health claim risks are derived using actuarial methods which are sensitive to significant assumptions such as loss development factors, trend factors, pure loss rates, and projected claim counts. To the extent that subsequent claim costs vary from the Company’s estimates, future results of operations will be affected as the reserves are adjusted.

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

Other liabilities

Other liabilities primarily consists of self-insurance which equaled $156.6 million in 2023 and $137.8 million in 2022.

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

Foreign currency denominated assets and liabilities held by foreign subsidiaries are translated into U.S. dollars using the spot rate in effect at the consolidated balance sheet date. Results of operations are translated using the average exchange rates in the period in which they occur. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income or loss.

Revenue recognition

The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise. All sales are net of discounts and are presented net of taxes assessed by governmental authorities that are imposed concurrent with those sales.

The Company recognizes gift card sales revenue at the time of redemption. The liability for gift cards is established for the cash value at the time of purchase of the gift card. The liability for outstanding gift cards was approximately $13.8 million and $10.7 million at February 2, 2024 and February 3, 2023, respectively, and is recorded in Accrued expenses and other liabilities. Estimated breakage revenue, a percentage of gift cards that will never be redeemed based on historical redemption rates, is recognized over time in proportion to actual gift card redemptions. The Company recorded breakage revenue of $2.6 million, $2.3 million and $1.7 million in 2023, 2022 and 2021, respectively.

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected in SG&A expenses net of earned cooperative advertising amounts provided by vendors which are specific, incremental and otherwise qualifying expenses related to the promotion or sale of vendor products for dollar amounts up to but not exceeding actual incremental costs. Advertising costs were $130.6 million, $126.0 million and $117.2 million in 2023, 2022 and 2021, respectively. These costs primarily include promotional circulars, targeted circulars supporting new stores, digital media support, and in-store signage. Vendor funding for cooperative advertising offset reported expenses by $35.7 million, $33.4 million and $34.3 million in 2023, 2022 and 2021, respectively.

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

In December 2023, the FASB issued an update to the required disclosures for income taxes. The update is intended to improve the rate reconciliation and income taxes paid disclosures to enhance the transparency and decision usefulness of income tax disclosures. The update is effective for fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of the adoption of this required disclosure.

2.Earnings per share

Earnings per share is computed as follows (in thousands except per share data):

	2023
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,661,274	219,415	$7.57
Effect of dilutive share-based awards		523
Diluted earnings per share	$1,661,274	219,938	$7.55

	2022
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$2,415,989	225,148	$10.73
Effect of dilutive share-based awards		1,149
Diluted earnings per share	$2,415,989	226,297	$10.68

	2021
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$2,399,232	234,261	$10.24
Effect of dilutive share-based awards		1,551
Diluted earnings per share	$2,399,232	235,812	$10.17

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were approximately 0.1 million, 0.1 million and 0.1 million in 2023, 2022 and 2021, respectively.

3.Income taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2023	2022	2021
Current:
Federal	$324,339	$400,752	$472,913
Foreign	880	279	384
State	59,181	63,562	76,261
	384,400	464,593	549,558
Deferred:
Federal	72,769	195,529	93,114
Foreign	(297)	(24)	(38)
State	1,373	40,527	21,283
	73,845	236,032	114,359
	$458,245	$700,625	$663,917

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2023		2022		2021
U.S. federal statutory rate on earnings before income taxes	$445,098	21.0%	$654,489	21.0%	$643,262	21.0%
State income taxes, net of federal income tax benefit	47,855	2.2	82,134	2.6	77,086	2.5
Jobs credits, net of federal income taxes	(34,279)	(1.6)	(37,639)	(1.2)	(39,936)	(1.3)
Other, net	(429)	—	1,641	0.1	(16,495)	(0.5)
	$458,245	21.6%	$700,625	22.5%	$663,917	21.7%

The effective income tax rate for 2023 was 21.6% compared to a rate of 22.5% for 2022 which represents a net decrease of 0.9 percentage points. The effective income tax rate was lower in 2023 primarily due to the effect of certain rate-impacting items (such as federal tax credits) on lower earnings before taxes and a lower state effective rate resulting from increased recognition of state tax credits.

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

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 2,	February 3,
(In thousands)	2024	2023
Deferred tax assets:
Deferred compensation expense	$13,441	$12,029
Accrued expenses	13,112	7,274
Accrued rent	306	473
Lease liabilities	2,852,395	2,760,588
Accrued insurance	8,732	7,514
Accrued incentive compensation	5,356	26,534
Share based compensation	17,052	15,309
Interest rate hedges	—	31
Tax benefit of income tax and interest reserves related to uncertain tax positions	1,028	77
State and foreign tax net operating loss carry forwards, net of federal tax	9,781	4,279
State tax credit carry forwards, net of federal tax	19,463	7,812
Other	22,882	22,756
	2,963,548	2,864,676
Less valuation allowances, net of federal income taxes	(17,000)	(9,001)
Total deferred tax assets	2,946,548	2,855,675
Deferred tax liabilities:
Property and equipment	(736,322)	(684,468)
Lease assets	(2,815,466)	(2,728,507)
Inventories	(199,603)	(176,798)
Trademarks	(306,915)	(307,734)
Prepaid insurance	(20,275)	(17,870)
Other	(1,751)	(1,204)
Total deferred tax liabilities	(4,080,332)	(3,916,581)
Net deferred tax liabilities	$(1,133,784)	$(1,060,906)

The Company has state tax credit carryforwards of approximately $19.4 million (net of federal benefit) that will expire beginning in 2024 through 2035. The Company has approximately $8.1 million of state apportioned net operating loss carryforwards, which will begin to expire in 2032 and will continue through 2042 and approximately $31.6 million of foreign net operating loss carryforwards, which will begin to expire in 2032 through 2034.

The Company has a valuation allowance for certain state tax credit carryforwards and foreign net operating loss carryforwards and deferred tax assets, in the amount of $17.0 million and $9.0 million (net of federal benefit) which increased income tax expense by $8.0 million and $3.8 million in 2023 and 2022, respectively. Management believes that the results from operations will not generate sufficient taxable income to realize the state deferred tax assets before they expire and, with respect to the foreign deferred tax assets, will assess the existing positive and negative evidence in evaluating a potential release of the valuation allowance on the deferred tax assets in future periods.

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

As of February 2, 2024, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $14.4 million, $1.0 million and $0.0 million, respectively, for a total of $15.4 million. As of February 3, 2023, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $8.0 million, $0.3 million and $0.0 million, respectively, for a total of $8.3 million. These totals are reflected in noncurrent Other liabilities in the consolidated balance sheets.

The Company’s reserve for uncertain tax positions is expected to be reduced by $2.1 million in the coming twelve months as a result of expiring statutes of limitations or settlements. As of February 2, 2024 and February 3, 2023, approximately $11.5 million and $8.0 million, respectively, of the uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The amounts associated with uncertain tax positions included in income tax expense consists of the following:

(In thousands)	2023	2022	2021
Income tax expense (benefit)	$3,930	$1,797	$(1,311)
Income tax related interest expense (benefit)	710	28	(281)
Income tax related penalty expense (benefit)	—	—	—

A reconciliation of the uncertain income tax positions from January 29, 2021 through February 2, 2024 is as follows:

(In thousands)	2023	2022	2021
Beginning balance	$7,988	$6,191	$7,502
Increases—tax positions taken in the current year	665	—	—
Increases—tax positions taken in prior years	8,101	3,499	2,803
Decreases—tax positions taken in prior years	—	—	—
Statute expirations	(1,931)	(1,239)	(1,456)
Settlements	(446)	(463)	(2,658)
Ending balance	$14,377	$7,988	$6,191

4.Leases

As of February 2, 2024, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Many of the Company’s store locations are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of up to 15 years. The Company does not control build-to-suit properties during the construction period. Store locations not subject to build-to-suit arrangements are typically shorter-term leases. Certain of the Company’s leased store locations have variable payments based upon actual costs of common area maintenance, real estate taxes and property and liability insurance. In addition, some of the Company’s leased store locations have provisions for variable payments based upon a specified percentage of defined sales volume. The Company’s lease agreements generally do not contain material restrictive covenants.

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

Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the consolidated balance sheets. At February 2, 2024, the weighted-average remaining lease term for the Company’s leases was 9.5 years, and the weighted average discount rate was 4.3%. For 2023, 2022 and 2021, operating lease cost of $1.75 billion, $1.61 billion and $1.49 billion, respectively, and variable lease cost of $0.36 billion, $0.31 billion and $0.28 billion, respectively, were reflected as selling, general and administrative expenses in the consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities of $1.76 billion, $1.62 billion and $1.5 billion, respectively, were reflected in cash flows from operating activities in the consolidated statements of cash flows for 2023, 2022 and 2021.

The scheduled maturities of the Company’s operating lease liabilities are as follows:

(In thousands)
2024	$1,822,383
2025	1,738,768
2026	1,627,370
2027	1,491,141
2028	1,318,226
Thereafter	5,481,482
Total lease payments (a)	13,479,370
Less imputed interest	(2,388,788)
Present value of lease liabilities	$11,090,582
a)	Excludes approximately $407.4 million of legally binding minimum lease payments for leases signed which have not yet commenced.

5.Current and long-term obligations

Consolidated current and long-term obligations consist of the following:

	February 2,	February 3,
(In thousands)	2024	2023
Revolving Facility	$—	$—
364-Day Revolving Facility	—	—
Unsecured commercial paper notes	—	1,501,900
4.250% Senior Notes due September 20, 2024 (net of discount of $230 and $563)	749,770	749,437
4.150% Senior Notes due November 1, 2025 (net of discount of $162 and $249)	499,838	499,751
3.875% Senior Notes due April 15, 2027 (net of discount of $160 and $207)	599,840	599,793
4.625% Senior Notes due November 1, 2027 (net of discount of $400 and $495)	549,600	549,505
4.125% Senior Notes due May 1, 2028 (net of discount of $237 and $287)	499,763	499,713
5.200% Senior Notes due July 5, 2028 (net of discount of $124 and $0)	499,876	—
3.500% Senior Notes due April 3, 2030 (net of discount of $441 and $504)	951,240	952,440
5.000% Senior Notes due November 1, 2032 (net of discount of $2,155 and $2,346)	697,845	697,654
5.450% Senior Notes due July 5, 2033 (net of discount of $1,521 and $0)	998,479	—
4.125% Senior Notes due April 3, 2050 (net of discount of $4,670 and $4,766)	495,330	495,234
5.500% Senior Notes due November 1, 2052 (net of discount of $288 and $292)	299,712	299,708
Other	200,418	200,695
Debt issuance costs, net	(41,527)	(36,431)
	$7,000,184	$7,009,399
Less: current portion	(768,645)	—
Long-term obligations	$6,231,539	$7,009,399

Revolving Facility

At February 2, 2024, the existing senior unsecured revolving credit facility (the “Revolving Facility”) had a commitment of $2.0 billion that provides for the issuance of letters of credit up to $100.0 million and is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of February 2, 2024 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of February 2, 2024, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The credit agreement governing the Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The credit agreement governing the Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of February 2, 2024, the Company was in compliance with all such covenants. On February 13, 2024, the Company amended the credit agreement governing the Revolving Facility to increase the maximum leverage ratio for the four quarters of fiscal 2024. The credit agreement governing the Revolving Facility also contains customary events of default.

As of February 2, 2024, the Company had no outstanding borrowings, no outstanding letters of credit, and borrowing availability of $2.0 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute liquidity of $1.8 billion. In addition, the Company had outstanding letters of credit of $45.9 million which were issued pursuant to separate agreements.

364-Day Revolving Facility

The Company had a 364-day $750 million unsecured revolving credit facility (the “364-Day Revolving Facility”) which expired on January 30, 2024. Borrowings under the 364-Day Revolving Facility bore interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR, as published by CME Group Benchmark Administration Limited, plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The Company was also required to pay a facility fee to the lenders under the 364-Day Revolving Facility for any used and unused commitments. Prior to its expiration, the applicable interest rate margin for Adjusted Term SOFR loans was 1.035% and the facility fee rate was 0.09%. The applicable interest rate margins for borrowings and the facility fees under the 364-Day Revolving Facility were subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

Commercial Paper

As of February 2, 2024, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of February 2, 2024, the Company’s consolidated balance sheet reflected no outstanding CP Notes. CP Notes totaling $197.7 million were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the consolidated balance sheets.

Senior Notes

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

Collectively, the Company’s Senior Notes maturing between 2024 and 2052 (collectively, the “Senior Notes”), each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). The Company may redeem some or all of its Senior Notes at any time at redemption prices set forth in the Senior

Indenture. Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

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

Scheduled debt maturities at February 2, 2024 for the Company’s fiscal years listed below are as follows:

(In thousands)
2024	$768,645
2025	518,969
2026	17,478
2027	1,165,917
2028	1,015,222
Thereafter	3,614,187
Total	7,100,418

6.Assets and liabilities measured at fair value

The following table presents the Company’s assets and liabilities required to be measured at fair value as of February 2, 2024, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	February 2,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2024
Liabilities:
Current and long-term obligations (a)	$6,655,745	$200,418	$—	$6,856,163
Deferred compensation (b)	51,346	—	—	51,346
(a)	Included in the consolidated balance sheet at book value as current portion of long-term obligations of $768,645 and long-term obligations of $6,231,539.
(b)	Reflected at fair value in the consolidated balance sheet as a component of accrued expenses and other current liabilities of $3,100 and a component of noncurrent other liabilities of $48,246.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of February 2, 2024.

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

On November 27, 2023, and November 30, 2023, respectively, the following putative shareholder class action lawsuits were filed in the United States District Court for the Middle District of Tennessee in which the plaintiffs allege that during the putative class periods noted below, the Company and certain of its current and former officers violated the federal securities laws by misrepresenting the impact of alleged store labor, inventory, pricing and other practices on the Company’s financial results and prospects: Washtenaw County Employees’ Retirement System v. Dollar General Corporation, et al. (Case No. 3:23-cv-01250) (putative class period of May 28, 2020 to August 30, 2023) (“Washtenaw County”); Robert J. Edmonds v. Dollar General Corporation, et al. (Case No. 3:23-cv-01259) (putative class period of February 23, 2023 to August 31, 2023) (“Edmonds”) (collectively, the “Shareholder Securities Litigation”). The plaintiffs seek compensatory damages, equitable/injunctive relief, pre- and post-judgment interest and attorneys’ fees and costs. The Edmonds matter was voluntarily dismissed on January 19, 2024. Currently pending are multiple applications to serve as the lead plaintiff and counsel in the Washtenaw County matter.

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

On January 26 and 29, 2024, and February 1, 2024, respectively, the following shareholder derivative actions were filed in the United States District Court for the Middle District of Tennessee in which the plaintiff shareholders, purportedly on behalf and for the benefit of the Company, allege that certain of the Company’s current and former officers and directors (i) violated their fiduciary duties by misrepresenting the impact of alleged store labor, inventory pricing, and other practices on the Company’s financial results, prospects, and reputation, as well as creating a risk of adverse regulatory action; (ii) wasted corporate assets; and (iii) were unjustly enriched: Nathan Silva v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00083) (“Silva”); Terry Dunn v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00093) (“Dunn”); Kathryn A. Caliguiri Inh Ira Bene Of Catherine Sugarbaker v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00117) (“Caliguiri”) (collectively, the “Shareholder Derivative Litigation”). The Silva complaint also alleges certain of the Company’s current and former officers and directors violated federal securities laws and aided and abetted breach of fiduciary duty and that Mr. Vasos violated his fiduciary duties by misusing material, non-public information. The Dunn and Caliguiri complaints additionally allege that certain of the Company’s officers and directors violated their fiduciary duties by recklessly or negligently disregarding workplace safety practices, and that Mr. Vasos, Mr. Garratt and Ms. Fili-Krushel violated their fiduciary duties by misusing material, non-public information. The plaintiffs in the Shareholder Derivative Litigation seek both non-monetary and monetary relief for the benefit of the Company. Currently pending is an application to consolidate the Shareholder Derivative Litigation cases and appoint lead counsel.

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

A participant’s right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2023, 2022 and 2021, the Company expensed approximately $35.9 million, $35.7 million and $34.0 million, respectively, for matching contributions.

The Company also has a compensation deferral plan (“CDP”) and a nonqualified supplemental retirement plan (“SERP”), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and other key employees. The Company incurred compensation expense for these plans of approximately $1.0 million in 2023, $1.2 million in 2022 and $1.3 million in 2021.

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

The weighted average for key assumptions used in determining the fair value of all stock options granted in the years ended February 2, 2024, February 3, 2023, and January 28, 2022, and a summary of the methodology applied to develop each assumption, are as follows:

	February 2,	February 3,	January 28,
	2024	2023	2022
Expected dividend yield	1.5%	1.0%	0.9%
Expected stock price volatility	27.7%	25.4%	26.5%
Weighted average risk-free interest rate	4.1%	2.4%	0.8%
Expected term of options (years)	4.7	4.8	4.9

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

A summary of the Company’s stock option activity during the year ended February 2, 2024 is as follows:

		Average	Remaining
	Options	Exercise	Contractual	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Price	Term in Years	Value
Balance, February 3, 2023	2,522,296	$162.58
Granted	812,715	170.94
Exercised	(350,240)	97.45
Canceled or expired	(571,129)	207.54
Balance, February 2, 2024	2,413,642	$164.21	6.7	$26,616
Exercisable at February 2, 2024	1,065,948	$141.49	4.9	$21,259

The weighted average grant date fair value per share of options granted was $44.97, $52.06 and $42.89 during 2023, 2022 and 2021, respectively. The intrinsic value of options exercised during 2023, 2022 and 2021, was $19.0 million, $62.7 million and $132.3 million, respectively.

The number of performance share unit awards earned is based upon the Company’s financial performance as specified in the award agreement. A summary of performance share unit award activity during the year ended February 2, 2024 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, February 3, 2023	314,897
Granted	115,197
Converted to common stock	(175,476)
Canceled	(80,458)
Balance, February 2, 2024	174,160	$23,714

All performance share unit awards at February 2, 2024 are unvested, and the number of such awards which will ultimately vest will be based in part on the Company’s financial performance in future years. The weighted average grant date fair value per share of performance share units granted was $208.13, $214.25 and $193.55 during 2023, 2022 and 2021, respectively.

A summary of restricted stock unit award activity during the year ended February 2, 2024 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, February 3, 2023	337,249
Granted	221,734
Converted to common stock	(140,507)
Canceled	(48,013)
Balance, February 2, 2024	370,463	$50,442

The weighted average grant date fair value per share of restricted stock units granted was $193.78, $223.51 and $193.76 during 2023, 2022 and 2021, respectively.

At February 2, 2024, the total unrecognized compensation cost related to unvested stock-based awards was $69.6 million with an expected weighted average expense recognition period of 2.0 years.

The fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in income before and net of income taxes as follows:

	Stock	Performance	Restricted
(In thousands)	Options	Share Units	Stock Units	Total
Year ended February 2, 2024
Pre-tax	$19,400	$1,732	$30,759	$51,891
Net of tax	$15,210	$1,358	$24,115	$40,683
Year ended February 3, 2023
Pre-tax	$20,502	$26,920	$25,249	$72,671
Net of tax	$15,893	$20,868	$19,573	$56,334
Year ended January 28, 2022
Pre-tax	$21,452	$33,234	$23,492	$78,178
Net of tax	$15,853	$24,560	$17,361	$57,774

10.Segment reporting

The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company’s business. As of February 2, 2024, the Company’s retail store operations were primarily located within the United States, with three retail stores in Mexico. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(in thousands)	2023	2022	2021
Classes of similar products:
Consumables	$31,342,595	$30,155,218	$26,258,605
Seasonal	4,083,790	4,182,815	4,182,165
Home products	2,163,806	2,332,411	2,322,367
Apparel	1,101,418	1,174,419	1,457,312
Net sales	$38,691,609	$37,844,863	$34,220,449

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

During the years ended February 2, 2024, February 3, 2023, and January 28, 2022, the Company repurchased no shares of its common stock, approximately 11.6 million shares of its common stock at a total cost of $2.7 billion, and approximately 12.1 million shares of its common stock at a total cost of $2.5 billion, respectively, pursuant to its common stock repurchase program.

In March 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.59 per share, which is payable on or before April 23, 2024 to shareholders of record on April 9, 2024. The Company paid quarterly cash dividends of $0.59 per share in 2023. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity and other factors that the Board may deem relevant in its sole discretion.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of February 2, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dollar General Corporation and subsidiaries’ internal control over financial reporting as of February 2, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dollar General Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated March 25, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

March 25, 2024

(d) Changes in Internal Control Over Financial Reporting. There have been no changes during the quarter ended February 2, 2024 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements. During our fiscal quarter ended February 2, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees is contained under the captions “Who are the nominees this year” and “Are there any family relationships between any of the directors, executive officers or nominees,” in each case under the heading “Proposal 1: Election of Directors” in our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders to be held on May 29, 2024 (the “2024 Proxy Statement”), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers,” which information under such caption is incorporated herein by reference.

(b) Compliance with Section 16(a) of the Exchange Act. Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption “Delinquent Section 16(a) Reports” under the heading “Security Ownership” in the 2024 Proxy Statement, which information under such caption is incorporated herein by reference.

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

(d) Audit Committee Information. The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the audit committee are Ana M. Chadwick, Warren F. Bryant, David P. Rowland and Debra A. Sandler. Information required by this Item 10 regarding persons determined by our Board of Directors to be audit committee financial experts is contained under the caption “Does an audit committee financial expert serve on the Audit Committee,” under the heading “Corporate Governance” in the 2024 Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation” in the 2024 Proxy Statement, which information under such captions (but not including information under the “Pay Versus Performance” heading under the caption “Executive Compensation”) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plan Information. The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of February 2, 2024:

Number of
securities remaining
available for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,043,295	$164.21	10,155,069
Equity compensation plans not approved by security holders	—	—	—
Total(1)	3,043,295	$164.21	10,155,069
(1)	Column (a) consists of shares of common stock issuable upon exercise of outstanding options and upon vesting and payment of outstanding restricted stock units, performance share units and deferred shares, including any dividend equivalents accrued thereon, under the 2021 Stock Incentive Plan and the Amended and Restated 2007 Stock Incentive Plan. Restricted stock units, performance share units, deferred shares and dividend equivalents are settled for shares of common stock on a one-for-one basis and have no exercise price. Accordingly, they have been excluded for purposes of computing the weighted-average exercise price in column (b). Column (c) consists of shares remaining available for future grants pursuant to the 2021 Stock Incentive Plan, whether in the form of options, stock appreciation rights, stock, restricted stock, restricted stock units, performance share units or other stock-based awards.

(b) Other Information. The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Officers and Directors,” in each case under the caption “Security Ownership” in the 2024 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2024 Proxy Statement, which information under such caption is incorporated herein by reference.

The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2024 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2024 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

(c)	Exhibits: See Exhibit Index below.

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the SEC on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

4.1

Form of 4.250% Senior Notes due 2024 (included in Exhibit 4.18) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.2

Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.13) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.3

Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.14) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.4

Form of 4.625% Senior Notes due 2027 (included in Exhibit 4.19) (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.5

Form of 4.125% Senior Notes due 2028 (included in Exhibit 4.15) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.6

Form of 5.200% Senior Notes due 2028 (included in Exhibit 4.22) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated June 5, 2023, filed with the SEC on June 7, 2023 (file no. 001-11421))

4.7

Form of 3.500% Senior Notes due 2030 (included in Exhibit 4.16) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.8

Form of 5.000% Senior Notes due 2032 (included in Exhibit 4.20) (incorporated by reference to Exhibit 4.5 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.9

Form of 5.450% Senior Notes due 2033 (included in Exhibit 4.23) (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated June 5, 2023, filed with the SEC on June 7, 2023 (file no. 001-11421))

4.10

Form of 4.125% Senior Notes due 2050 (included in Exhibit 4.17) (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.11

Form of 5.500% Senior Notes due 2052 (included in Exhibit 4.21) (incorporated by reference to Exhibit 4.7 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.12

Indenture, dated as of July 12, 2012, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))

4.13

Fifth Supplemental Indenture, dated as of October 20, 2015, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.14

Sixth Supplemental Indenture, dated as of April 11, 2017, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.15

Seventh Supplemental Indenture, dated as of April 10, 2018, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.16

Eighth Supplemental Indenture, dated as of April 3, 2020, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.17

Ninth Supplemental Indenture, dated as of April 3, 2020, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.18

Tenth Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.19

Eleventh Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.20

Twelfth Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.5 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.21

Thirteenth Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.7 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.22

Fourteenth Supplemental Indenture, dated as of June 7, 2023, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated June 5, 2023, filed with the SEC on June 7, 2023 (file no. 001-11421))

4.23

Fifteenth Supplemental Indenture, dated as of June 7, 2023, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by refence to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated June 5, 2023, filed with the SEC on June 7, 2023 (file no. 001-11421))

4.24

Amended and Restated Credit Agreement, dated as of December 2, 2021, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated December 2, 2021, filed with the SEC on December 3, 2021 (file no. 001-11421))

4.25

Amendment No. 1 to the Credit Agreement, dated as of January 31, 2023, among Dollar General Corporation, as borrower, Citibank N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated January 31, 2023, filed with the SEC on February 1, 2023 (file no. 001-11421))

4.26

Amendment No. 2 to the Credit Agreement, dated February 13, 2024, among Dollar General Corporation, as borrower, Citibank N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated February 13, 2024, filed with the SEC on February 14, 2024 (file no. 001-11421))

4.27

Material terms of outstanding securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, as required by Item 202(a)-(d) and (f) of Regulation S-K (incorporated by reference to Exhibit 4.15 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))

10.1

Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (adopted November 30, 2016 and approved by shareholders on May 31, 2017) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016, filed with the SEC on December 1, 2016 (file no. 001-11421))*

10.2

Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Appendix A to Dollar General Corporation’s 2021 Definitive Proxy Statement, filed with the SEC on April 1, 2021 (file no.001-11421))*

10.3

Form of Stock Option Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))*

10.4

Form of Stock Option Award Agreement (approved March 16, 2016) for annual awards beginning March 2016 and prior to March 2017 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.5

Form of Stock Option Award Agreement (approved March 22, 2017) for annual awards beginning March 2017 and prior to March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.6

Form of Stock Option Award Agreement (approved March 21, 2018) for annual awards beginning March 2018 and prior to March 2021 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.7

Form of Stock Option Award Agreement (approved March 16, 2021) for annual awards beginning March 2021 and prior to March 2022 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.8

Form of Stock Option Award Agreement (approved March 15, 2022) for annual awards beginning March 2022 and prior to March 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))*

10.9

Form of Stock Option Award Agreement (approved March 21, 2024) for annual awards beginning March 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan*

10.10

Form of Stock Option Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to March 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))*

10.11

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to December 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.12

Form of Stock Option Award Agreement (approved December 5, 2017) for awards beginning December 2017 and prior to March 2021 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2017, filed with the SEC on December 7, 2017 (file no. 001-11421))*

10.13

Form of Stock Option Award Agreement (approved March 16, 2021) for awards beginning March 2021 and prior to August 2021 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.14

Form of Stock Option Award Agreement (approved August 24, 2021) for awards beginning August 2021 and prior to May 2022 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2021, filed with the SEC on August 26, 2021 (file no. 001-11421))*

10.15

Form of Stock Option Award Agreement (approved May 24, 2022) for awards beginning May 2022 and prior to March 2024 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2022, filed with the SEC on May 26, 2022 (file no. 001-11421))*

10.16

Form of Stock Option Award Agreement (approved March 21, 2024) for awards beginning March 2024 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan*

10.17

Form of Performance Share Unit Award Agreement (approved March 16, 2021) for 2021 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.18

Form of Performance Share Unit Award Agreement (approved March 15, 2022) for 2022 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))*

10.19

Form of Performance Share Unit Award Agreement (approved March 28, 2023) for 2023 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2023, filed with the SEC on June 1, 2023 (file no. 001-11421))*

10.20

Form of Performance Share Unit Award Agreement (approved March 21, 2024) for awards beginning March 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan*

10.21

Form of Restricted Stock Unit Award Agreement (approved March 16, 2021) for 2021 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.22

Form of Restricted Stock Unit Award Agreement (approved March 15, 2022) for awards beginning March 2022 and prior to March 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))*

10.23

Form of Restricted Stock Unit Award Agreement (approved March 21, 2024) for awards beginning March 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan*

10.24

Form of Restricted Stock Unit Award Agreement for awards prior to May 2011 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))

10.25

Form of Restricted Stock Unit Award Agreement (approved May 24, 2011) for awards beginning May 2011 and prior to May 2014 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421))

10.26

Form of Restricted Stock Unit Award Agreement (approved May 28, 2014) for awards beginning May 2014 and prior to February 2015 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001-11421))

10.27

Form of Restricted Stock Unit Award Agreement (approved December 3, 2014) for awards beginning February 2015 and prior to May 2016 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.28

Form of Restricted Stock Unit Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to May 2017 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))

10.29

Form of Restricted Stock Unit Award Agreement (approved May 30, 2017) for awards beginning May 2017 and prior to May 2021 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2017, filed with the SEC on June 1, 2017 (file no. 001-11421))

10.30

Form of Restricted Stock Unit Award Agreement (approved May 25, 2021) for May 2021 awards to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, filed with the SEC on May 27, 2021 (file no. 001-11421))

10.31

Form of Restricted Stock Unit Award Agreement (approved May 24, 2022) for annual awards beginning May 2022 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2022, filed with the SEC on May 26, 2022 (file no. 001-11421))

10.32

Form of Restricted Stock Unit Award Agreement (approved August 23, 2022) for awards beginning August 2022 to new non-employee directors of Dollar General Corporation other than annual awards pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2022, filed with the SEC on August 25, 2022) (file no. 001-11421))

10.33

Form of Restricted Stock Unit Award Agreement (approved January 26, 2016) for awards beginning February 1, 2016 and prior to November 28, 2018 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

10.34

Form of Restricted Stock Unit Award Agreement (approved November 28, 2018) for awards beginning after November 28, 2018 and prior to January 31, 2022 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2018, filed with the SEC on December 4, 2018 (file no. 001-11421))

10.35

Form of Restricted Stock Unit Award Agreement (approved January 20, 2022) for awards beginning January 31, 2022 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))

10.36

Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.37

First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.38

Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001-11421))*

10.39

Dollar General Corporation Non-Employee Director Deferred Compensation Plan (approved December 3, 2014) (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.40	Form of Dollar General Corporation Teamshare Incentive Program for Named Executive Officers for use beginning fiscal year 2024*

10.41

Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.36 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.42

Dollar General Corporation Executive Relocation Policy, as amended (effective November 29, 2022) (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2022, filed with the SEC on December 1, 2022) (file no. 001-11421))*

10.43

Summary of Non-Employee Director Compensation effective February 4, 2023 (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2022, filed with the SEC on December 1, 2022 (file no. 001-11421))

10.44

Employment Agreement between Dollar General Corporation and Todd J. Vasos, effective October 12, 2023 (incorporated by reference to Exhibit 99.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 12, 2023, filed with the SEC on October 12, 2023 (file no. 001-11421))*

10.45

Employment Agreement between Dollar General Corporation and Jeffery C. Owen, effective November 1, 2022 (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2022, filed with the SEC on July 12, 2022 (file no. 001-11421))*

10.46

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 17, 2020) for March 17, 2020 award (incorporated by reference to Exhibit 10.38 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))*

10.47

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2021) for March 16, 2021 award (incorporated by reference to Exhibit 10.42 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.48

Form of Performance Share Unit Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2021) for March 16, 2021 award (incorporated by reference to Exhibit 10.43 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.49

Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos dated October 17, 2023 (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2023, filed with the SEC on December 7, 2023) (file no. 001-11421))*

10.50

Form of COO/Executive Vice President Employment Agreement with attached Schedule of Executive Officers who have executed an employment agreement in the form of COO/Executive Vice President Employment Agreement (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2021, filed with the SEC on April 8, 2021 (file no. 001-11421))*

10.51	Amended Schedule of Executive Officers who have executed an employment agreement in the form of COO/Executive Vice President Employment Agreement filed as Exhibit 10.50*

10.52

Amendment to Employment Agreement by and between Dollar General Corporation and John W. Garratt, effective September 1, 2022 (incorporated by reference to Exhibit 99.3 to Dollar General Corporation’s Current Report on Form 8-K dated August 23, 2022, filed with the SEC on August 25, 2022 (file no. 001-11421))*

10.53

Consent and Waiver of John W. Garratt (effective May 1, 2023) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2023, filed with the SEC on June 1, 2023 (file no. 001-11421))*

10.54

Engagement Letter by and between Dollar General Corporation and John W. Garratt (effective June 2, 2023) (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2023, filed with the SEC on June 1, 2023 (file no. 001-11421))*

10.55

Form of Senior Vice President Employment Agreement with attached Schedule of Senior Vice President-level Executive Officers who have executed an employment agreement in the form of Senior Vice President Employment Agreement (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, filed with the SEC on May 27, 2021 (file no. 001-11421))*

21	List of Subsidiaries of Dollar General Corporation

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney (included as part of the signature pages hereto)

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

97	Dollar General Corporation Amended and Restated Incentive Compensation Recovery Policy*

101

Interactive data files for Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements

104	The cover page from Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024 (formatted in Inline XBRL and contained in Exhibit 101)
*	Management Contract or Compensatory Plan

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR GENERAL CORPORATION

Date: March 25, 2024	By:	/s/ Todd J. Vasos
Todd J. Vasos,
Chief Executive Officer

We, the undersigned directors and officers of the registrant, hereby severally constitute Todd J. Vasos, Kelly M. Dilts and Anita C. Elliott, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Todd J. Vasos	Chief Executive Officer & Director	March 25, 2024
TODD J. VASOS	(Principal Executive Officer)

/s/ Kelly M. Dilts	Executive Vice President & Chief Financial Officer	March 25, 2024
KELLY M. DILTS	(Principal Financial Officer)

/s/ Anita C. Elliott	Senior Vice President & Chief Accounting Officer	March 25, 2024
ANITA C. ELLIOTT	(Principal Accounting Officer)

/s/ Warren F. Bryant	Director	March 25, 2024
WARREN F. BRYANT

/s/ Michael M. Calbert	Director	March 25, 2024
MICHAEL M. CALBERT

/s/ Ana M. Chadwick	Director	March 25, 2024
ANA M. CHADWICK

/s/ Patricia D. Fili-Krushel	Director	March 22, 2024
PATRICIA D. FILI-KRUSHEL

/s/ Timothy I. McGuire	Director	March 25, 2024
TIMOTHY I. MCGUIRE

/s/ David P. Rowland	Director	March 25, 2024
DAVID P. ROWLAND

/s/ Debra A. Sandler	Director	March 25, 2024
DEBRA A. SANDLER

/s/ Ralph E. Santana	Director	March 25, 2024
RALPH E. SANTANA