Form 10-Q
period 2024-05-03
DOLLAR GENERAL CORP
filed 2024-05-30
CIK 29534

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2024

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number: 001-11421

DOLLAR GENERAL CORP ORATION

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

The Registrant had 219,894,652 shares of common stock outstanding on May 23, 2024.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	May 3,	February 2,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$720,700	$537,283
Merchandise inventories	6,934,389	6,994,266
Income taxes receivable	34,946	112,262
Prepaid expenses and other current assets	406,936	366,913
Total current assets	8,096,971	8,010,724
Net property and equipment	6,172,496	6,087,722
Operating lease assets	11,138,733	11,098,228
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,700	1,199,700
Other assets, net	63,010	60,628
Total assets	$31,009,499	$30,795,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$769,139	$768,645
Current portion of operating lease liabilities	1,406,970	1,387,083
Accounts payable	3,472,487	3,587,374
Accrued expenses and other	976,076	971,890
Income taxes payable	17,190	10,709
Total current liabilities	6,641,862	6,725,701
Long-term obligations	6,222,387	6,231,539
Long-term operating lease liabilities	9,723,314	9,703,499
Deferred income taxes	1,157,660	1,133,784
Other liabilities	264,097	251,949
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	192,407	192,206
Additional paid-in capital	3,774,363	3,757,005
Retained earnings	3,032,996	2,799,415
Accumulated other comprehensive income (loss)	413	493
Total shareholders’ equity	7,000,179	6,749,119
Total liabilities and shareholders' equity	$31,009,499	$30,795,591

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	May 3,	May 5,
	2024	2023
Net sales	$9,914,021	$9,342,832
Cost of goods sold	6,921,872	6,387,358
Gross profit	2,992,149	2,955,474
Selling, general and administrative expenses	2,446,045	2,214,616
Operating profit	546,104	740,858
Interest expense, net	72,433	83,038
Income before income taxes	473,671	657,820
Income tax expense	110,354	143,440
Net income	$363,317	$514,380
Earnings per share:
Basic	$1.65	$2.35
Diluted	$1.65	$2.34
Weighted average shares outstanding:
Basic	219,748	219,193
Diluted	220,052	220,107

Dividends per share	$0.59	$0.59

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 3,	May 5,
	2024	2023
Net income	$363,317	$514,380
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $0 and $86, respectively	(80)	605
Comprehensive income	$363,237	$514,985

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balances, February 2, 2024	219,663	$192,206	$3,757,005	$2,799,415	$493	$6,749,119
Net income	—	—	—	363,317	—	363,317
Dividends paid, $0.59 per common share	—	—	—	(129,736)	—	(129,736)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	(80)	(80)
Share-based compensation expense	—	—	21,846	—	—	21,846
Other equity and related transactions	230	201	(4,488)	—	—	(4,287)
Balances, May 3, 2024	219,893	$192,407	$3,774,363	$3,032,996	$413	$7,000,179

Balances, February 3, 2023	219,105	$191,718	$3,693,871	$1,656,140	$43	$5,541,772
Net income	—	—	—	514,380	—	514,380
Dividends paid, $0.59 per common share	—	—	—	(129,402)	—	(129,402)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	605	605
Share-based compensation expense	—	—	25,083	—	—	25,083
Other equity and related transactions	231	203	(17,390)	—	—	(17,187)
Balances, May 5, 2023	219,336	$191,921	$3,701,564	$2,041,118	$648	$5,935,251

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 3,	May 5,
	2024	2023
Cash flows from operating activities:
Net income	$363,317	$514,380
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	232,286	201,907
Deferred income taxes	23,876	50,442
Noncash share-based compensation	21,846	25,083
Other noncash (gains) and losses	15,052	28,630
Change in operating assets and liabilities:
Merchandise inventories	49,562	(601,138)
Prepaid expenses and other current assets	(42,650)	(56,866)
Accounts payable	(95,686)	116,363
Accrued expenses and other liabilities	14,814	(176,804)
Income taxes	83,797	86,992
Other	(2,408)	2,126
Net cash provided by (used in) operating activities	663,806	191,115

Cash flows from investing activities:
Purchases of property and equipment	(341,975)	(363,141)
Proceeds from sales of property and equipment	814	1,539
Net cash provided by (used in) investing activities	(341,161)	(361,602)

Cash flows from financing activities:
Repayments of long-term obligations	(5,205)	(4,505)
Net increase (decrease) in commercial paper outstanding	—	3,068
Borrowings under revolving credit facilities	—	500,000
Repayments of borrowings under revolving credit facilities	—	(250,000)
Payments of cash dividends	(129,736)	(129,401)
Other equity and related transactions	(4,287)	(17,187)
Net cash provided by (used in) financing activities	(139,228)	101,975
Net increase (decrease) in cash and cash equivalents	183,417	(68,512)
Cash and cash equivalents, beginning of period	537,283	381,576
Cash and cash equivalents, end of period	$720,700	$313,064

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$404,716	$386,055
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$128,936	$160,510

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation (which individually or together with its subsidiaries, as the context requires, is referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP for annual financial statements or those normally made in the Company’s Annual Report on Form 10-K, including the condensed consolidated balance sheet as of February 2, 2024, which was derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2024 fiscal year is scheduled to be a 52-week accounting period ending on January 31, 2025, and the 2023 fiscal year was a 52-week accounting period that ended on February 2, 2024.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of May 3, 2024, and results of operations for the 13-week accounting periods ended May 3, 2024 and May 5, 2023, have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $10.3 million and $28.1 million in the respective 13-week periods ended May 3, 2024 and May 5, 2023. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

We utilize supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell our payment obligations to designated third party financial institutions. As of May 3, 2024 and February 2, 2024, the amount of obligations outstanding that the Company has confirmed with the financial institutions under the supply chain finance program were $246.6 million and $306.8 million, respectively.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued an update to the required disclosures for income taxes. The update is intended to improve the rate reconciliation and income taxes paid disclosures to enhance the transparency and decision usefulness of income tax disclosures. The update is effective for fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of the adoption of this required disclosure.

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

In September 2022, the FASB issued new required disclosures for supplier finance programs. These disclosures are intended to enhance the transparency about the use of supplier finance programs for investors. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with the exception of the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the required disclosures for this accounting standard update in fiscal 2023, except for the disclosure of rollforward activity, which will be adopted for fiscal year 2024 within the Form 10-K.

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended May 3, 2024			13 Weeks Ended May 5, 2023
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$363,317	219,748	$1.65	$514,380	219,193	$2.35
Effect of dilutive share-based awards		304			914
Diluted earnings per share	$363,317	220,052	$1.65	$514,380	220,107	$2.34

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were approximately 0.1 million in each of the respective 13-week periods ended May 3, 2024 and May 5, 2023.

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

As of May 3, 2024, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $11.7 million, $1.4 million and $0.8 million, respectively, for a total of $13.9 million. The uncertain tax liability is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $2.7 million in the coming twelve months as a result of expiring statutes of limitations or settlements. As of May 3, 2024, approximately $11.7 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week period ended May 3, 2024 was 23.3% compared to a rate of 21.8% for the 13-week period ended May 5, 2023. The effective income tax rate was higher for the 13-week period in 2024 than the comparable 13-week period in 2023 primarily due to the effect of certain rate-impacting items on lower earnings before taxes and expense attributable to stock-based compensation.

The Organization of Economic Cooperation and Development has proposed a global minimum tax of 15% on a country-by-country basis (“Pillar Two”). Pursuant to Pillar Two, countries have enacted minimum tax rates of 15% effective for the 2024 tax year while other countries have enacted or proposed legislation making the 15% minimum tax rate effective for the 2025 tax year or later. The Company operates in a country that is currently assessing the enactment of the 15% minimum tax rate beginning in 2025. If enacted, the Company does not believe it will have a material impact on tax expense.

4.Leases

As of May 3, 2024, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases, and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the condensed consolidated balance sheets. At May 3, 2024, the weighted-average remaining lease term for the Company’s operating leases was 9.5 years, and the weighted average discount rate for such leases was 4.3%. Operating lease costs are reflected as selling, general and administrative costs in the condensed consolidated statements of income. For the 13-week periods ended May 3, 2024 and May 5, 2023, such costs were $459.8 million and $424.6 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $466.7 million and $426.3 million, respectively, were reflected in cash flows from operating activities in the condensed consolidated statements of cash flows for the 13-week periods ended May 3, 2024 and May 5, 2023.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	May 3,	February 2,
(In thousands)	2024	2024
Revolving Facility	$—	$—
364-Day Revolving Facility	—	—
Unsecured commercial paper notes	—	—
4.250% Senior Notes due September 20, 2024 (net of discount of $145 and $230)	749,855	749,770
4.150% Senior Notes due November 1, 2025 (net of discount of $139 and $162)	499,861	499,838
3.875% Senior Notes due April 15, 2027 (net of discount of $148 and $160)	599,852	599,840
4.625% Senior Notes due November 1, 2027 (net of discount of $376 and $400)	549,624	549,600
4.125% Senior Notes due May 1, 2028 (net of discount of $224 and $237)	499,776	499,763
5.200% Senior Notes due July 5, 2028 (net of discount of $118 and $124)	499,882	499,876
3.500% Senior Notes due April 3, 2030 (net of discount of $425 and $441)	944,621	951,240
5.000% Senior Notes due November 1, 2032 (net of discount of $2,106 and $2,155)	697,894	697,845
5.450% Senior Notes due July 5, 2033 (net of discount of $1,490 and $1,521)	998,510	998,479
4.125% Senior Notes due April 3, 2050 (net of discount of $4,646 and $4,670)	495,354	495,330
5.500% Senior Notes due November 1, 2052 (net of discount of $287 and $288)	299,713	299,712
Other	196,254	200,418
Debt issuance costs, net	(39,670)	(41,527)
	$6,991,526	$7,000,184
Less: current portion	(769,139)	(768,645)
Long-term obligations	$6,222,387	$6,231,539

Revolving Facility

At May 3, 2024, the existing senior unsecured revolving credit facility (the “Revolving Facility”) had a commitment of $2.0 billion that provides for the issuance of letters of credit up to $100.0 million and is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of May 3, 2024 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of May 3, 2024, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The credit agreement governing the Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The credit agreement governing the Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. On February 13, 2024, the Company amended the credit agreement governing the Revolving Facility to increase the maximum leverage ratio for the four quarters of fiscal 2024. As of May 3, 2024, the Company was in compliance with all covenants pertaining to the Revolving Facility. The credit agreement governing the Revolving Facility also contains customary events of default.

As of May 3, 2024, the Company had no outstanding borrowings, no outstanding letters of credit, and approximately $2.0 billion of borrowing availability under the Revolving Facility that, due to the Company’s intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.8 billion. In addition, as of May 3, 2024, the Company had outstanding letters of credit of $46.6 million which were issued pursuant to separate agreements.

364-Day Revolving Facility

The Company had a 364-day $750 million unsecured revolving credit facility (the “364-Day Revolving Facility”) which expired on January 30, 2024.

Commercial Paper

As of May 3, 2024, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of May 3, 2024, the Company’s condensed consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $195.0 million and $197.7 million at May 3, 2024 and February 2, 2024, respectively, were held by a wholly-owned subsidiary of the Company and are therefore not reflected in the condensed consolidated balance sheets.

Senior Notes

On June 7, 2023, the Company issued $500.0 million aggregate principal amount of 5.20% senior notes due 2028 (the “July 2028 Senior Notes”), net of discount of $0.1 million, and $1.0 billion aggregate principal amount of 5.45% senior notes due 2033 (the “2033 Senior Notes”), net of discount of $1.6 million. The July 2028 Senior Notes are scheduled to mature on July 5, 2028, and the 2033 Senior Notes are scheduled to mature on July 5, 2033. Interest on the July 2028 Senior Notes and the 2033 Senior Notes is payable in cash on January 5 and July 5 of each year. The Company incurred $12.4 million of debt issuance costs associated with the issuance of the July 2028 Senior Notes and the 2033 Senior Notes.

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of May 3, 2024.

The following table presents the Company’s liabilities required to be measured at fair value as of May 3, 2024, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	May 3,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2024
Liabilities:
Current and long-term obligations (a)	$6,553,588	$196,254	$—	$6,749,842
Deferred compensation (b)	44,729	—	—	44,729
(a)	Included in the condensed consolidated balance sheet at book value as current portion of long-term obligations of $769,139 and long-term obligations of $6,222,387.
(b)	Reflected at fair value in the condensed consolidated balance sheet as accrued expenses and other current liabilities of $3,176 and noncurrent other liabilities of $41,553.

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

On November 27, 2023, and November 30, 2023, respectively, the following putative shareholder class action lawsuits were filed in the United States District Court for the Middle District of Tennessee in which the plaintiffs allege that during the putative class periods noted below, the Company and certain of its current and former officers violated the federal securities laws by misrepresenting the impact of alleged store labor, inventory, pricing and other practices on the Company’s financial results and prospects: Washtenaw County Employees’ Retirement System v. Dollar General Corporation, et al. (Case No. 3:23-cv-01250) (putative class period of May 28, 2020 to August 30, 2023) (“Washtenaw County”); Robert J. Edmonds v. Dollar General Corporation, et al. (Case No. 3:23-cv-01259) (putative class period of February 23, 2023 to August 31, 2023) (“Edmonds”) (collectively, the “Shareholder Securities Litigation”). The plaintiffs seek compensatory damages, equitable/injunctive relief, pre- and post-judgment interest and attorneys’ fees and costs. The Edmonds matter was voluntarily dismissed on January 19, 2024. On April 4, 2024, the court appointed lead plaintiff and lead counsel in the Shareholder Securities Litigation. On or before June 17, 2024, lead plaintiff must file a consolidated amended complaint.

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

On January 26 and 29, 2024, and February 1, 2024, respectively, the following shareholder derivative actions were filed in the United States District Court for the Middle District of Tennessee in which the plaintiff shareholders, purportedly on behalf and for the benefit of the Company, allege that certain of the Company’s current and former officers and directors (i) violated their fiduciary duties by misrepresenting the impact of alleged store labor, inventory pricing, and other practices on the Company’s financial results, prospects, and reputation, as well as creating a risk of adverse regulatory action; (ii) wasted corporate assets; and (iii) were unjustly enriched: Nathan Silva v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00083) (“Silva”); Terry Dunn v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00093) (“Dunn”); Kathryn A. Caliguiri Inh Ira Bene Of Catherine Sugarbaker v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00117) (“Caliguiri”) (collectively, the “Federal Court Shareholder Derivative Litigation”). The Silva complaint also alleges certain of the Company’s current and former officers and directors violated federal securities laws and aided and abetted breach of fiduciary duty and that Mr. Vasos violated his fiduciary duties by misusing material, non-public information. The Dunn and Caliguiri complaints additionally allege that certain of the Company’s officers and directors violated their fiduciary duties by recklessly or negligently disregarding workplace safety practices, and that Mr. Vasos, Mr. Garratt and Ms. Fili-Krushel violated their fiduciary duties by misusing material, non-public information. The plaintiffs in the Federal Court Shareholder Derivative Litigation seek both non-monetary and monetary relief for the benefit of the Company. On April 2, 2024, the court consolidated the Silva, Dunn, and Caliguiri actions. On May 2, 2024, the Silva action was dismissed. On May 22, 2024, the court entered an order staying the Dunn and Caliguiri actions pending resolution of the defendants’ anticipated motion to dismiss in the Shareholder Securities Litigation.

On March 26, 2024 and March 28, 2024, respectively, the following shareholder derivative actions were filed in the Chancery Court for Davidson County, Tennessee: Todd Hellrigel v. Todd J. Vasos et al. (Case No. 24-0392-I) (“Hellrigel"); Steve Southwell v. Todd Vasos, et al. (Case No. 24-0379-I) (“Southwell”) (collectively, the “State Court Shareholder Derivative Litigation”). The claims in the State Court Shareholder Derivative Litigation include allegations that certain of the Company’s current and former officers and directors (i) violated their fiduciary duties by misrepresenting the impact of alleged store labor, inventory pricing and other practices on the Company’s financial results, prospects, and reputation, as well as creating a risk of adverse regulatory action; (ii) were unjustly enriched; and (iii) that Mr. Vasos, Mr. Garratt, Mr. Bryant, and Ms. Fili-Krushel violated their fiduciary duties by misusing material, non-public information. The relief sought is substantially the same as the relief sought in the Federal Court Derivative Shareholder Litigation. On May 20, 2024, the court entered an agreed order consolidating the Hellrigel and Southwell actions, appointing lead counsel, and staying the State Court Shareholder Derivative Litigation pending resolution of defendants’ anticipated motion to dismiss the Shareholder Securities Litigation.

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

The Company manages its business on the basis of one reportable operating segment. As of May 3, 2024, the Company’s retail store operations were primarily located within the United States, with three retail stores in Mexico. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended
	May 3,	May 5,
(in thousands)	2024	2023
Classes of similar products:
Consumables	$8,210,850	$7,582,882
Seasonal	963,514	962,681
Home products	478,791	531,189
Apparel	260,866	266,080
Net sales	$9,914,021	$9,342,832

9.	Common stock transactions

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

Pursuant to its common stock repurchase program, during the 13-week periods ended May 3, 2024 and May 5, 2023, respectively, the Company repurchased no shares of its common stock in the open market.

The Company paid a cash dividend of $0.59 per share during the first quarter of 2024. In May 2024, the Board declared a quarterly cash dividend of $0.59 per share, which is payable on or before July 23, 2024, to shareholders of record on July 9, 2024. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity, and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of May 3, 2024, the related condensed consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the thirteen-week periods ended May 3, 2024 and May 5, 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 2, 2024, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 25, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 30, 2024

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2024. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 20,149 stores located in 48 U.S. states and Mexico as of May 3, 2024, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. Our first stores in Mexico opened in 2023. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices often at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. Our customers continue to feel constrained in the current macroeconomic environment, and accordingly we expect their spending to continue to be pressured, particularly in our non-consumables categories. Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, inflation, wage growth, changes in U.S. and global trade policy, and changes in U.S. government policy and assistance programs (including cost of living adjustments), such as the Supplemental Nutrition Assistance Program (“SNAP”), unemployment benefits, and economic stimulus programs. Our customers were impacted by the elimination of the emergency allotment of SNAP benefits and lower tax refunds resulting from the elimination of COVID-related stimulus programs, each of which occurred in the first quarter of 2023, and continue to be impacted by the overall macroeconomic environment. Additionally, our customers continue to experience elevated expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, energy and fuel prices, as well as cost inflation in frequently purchased household products (including food). In addition, the Department of Education’s COVID-19 pandemic student loan forbearance program ended in September 2023, and payment obligations generally resumed in October 2023. The impact of this program’s conclusion on our customer and our business has not been material, although we can make no assurance that it will not be material in the future. Finally, significant unseasonable or unusual weather patterns or extreme weather can impact customer shopping behaviors, although we did not identify any such impact to any significant degree in the first quarter of 2024.

We remain committed to our long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus. These priorities include: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our diverse teams through development, empowerment and inclusion.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount. Historically, sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have been the key drivers of more profitable sales growth and average transaction amount. Our sales mix has continued to shift toward consumables and is currently at historic highs. Certain of our initiatives are intended to address this sales mix trend; however, there can be no assurances that these efforts will be successful.

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

We have continued to experience significantly higher inventory shrink. Although we continue to take actions designed to reduce shrink, we anticipate it will continue to materially pressure our financial results in 2024. To address shrink challenges, as well as to enhance the overall customer and associate experience in our stores, we continue to implement and refine our self-checkout strategy, including limiting self-checkout to transactions of five items or fewer, and converted some or all self-checkout registers to assisted checkout options in approximately 12,000 stores. Further, we have invested in retail labor as discussed below and we are implementing plans designed to improve store manager turnover rates.

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

Further, we are continuing to evaluate and evolve the pOpshelf concept, including expanding at a more measured pace in the softer discretionary sales environment, and have converted certain pOpshelf stores to Dollar General stores. pOpshelf is a unique retail concept focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. At the end of the first quarter of 2024, we operated 221 standalone pOpshelf stores.

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

We also remain focused on capturing growth opportunities. In the first quarter of 2024, we opened a total of 197 new stores, remodeled 463 stores, and relocated 21 stores. We have increased the total number of planned real estate projects in fiscal 2024 to 2,435, which reflects a planned decrease in new store openings and a planned increase in store remodels. We now plan to open approximately 730 new stores (including any new pOpshelf stores or stores in Mexico), remodel approximately 1,620 stores, and relocate approximately 85 stores.

We expect store format innovation to allow us to capture additional growth opportunities within our existing markets as we continue to utilize the most productive of our various Dollar General store formats based on the specific market opportunity. We are using two larger format stores (approximately 8,500 square feet and 9,500 square feet, respectively), and consistent with 2023, expect the 8,500 square foot format, along with our existing Dollar General Plus format of a similar size, to continue as our base prototypes for the majority of new stores in 2024. The larger formats allow for expanded high-capacity-cooler counts, an extended queue line, and a broader product assortment, including an enhanced non-consumable offering, a larger health and beauty section, and produce in select stores.

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

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces such as labor availability, increases in minimum wage rates and increases in property rents and interest rates. We have made significant investments in retail labor, primarily through labor hours, to further enhance our store standards, including on-shelf availability, and compliance efforts as well as the customer and associate experience in our stores.

Significant or rapid increases to federal, and further increases to state or local, minimum wage rates or salary levels could significantly adversely affect our earnings if we are not able to otherwise offset these increased labor costs elsewhere in our business. Furthermore, in April 2024 the U.S. Department of Labor announced a final rule that, if implemented, will increase in two phases the minimum salary thresholds required for employees who are exempt from the Fair Labor Standards Act’s overtime requirements. Such rule is currently the subject of pending legal challenges, the outcome of which is uncertain. We do not currently expect that such rule, if implemented as currently written, will have a material impact on our financial results in fiscal 2024, but it could materially increase labor costs and potentially have a material negative impact on our operating results beginning in 2025. We are analyzing our alternatives to address such overtime regulations and the resulting financial impact.

While we believe the overall growth rate of inflation is moderating, we expect some inflationary pressures will continue to affect our operating results and our vendors and customers. Moreover, increases in market interest rates have had a negative impact on our interest expense. Both inflation and higher interest rates have significantly increased new store opening costs and occupancy costs, and while we continue to have strong new store returns and plan to grow our store base significantly in 2024, these increased costs have negatively impacted our projected new store returns and influenced our 2024 new store growth plans.

Our diverse teams are a competitive advantage, and we proactively seek ways to continue investing in their development. Our goal is to create an environment that attracts, develops, and retains talented personnel, particularly at the store manager level, because employees who are promoted from within our company generally have longer tenures and are greater contributors to improvements in our financial performance. We are taking actions designed to reduce our higher than targeted store manager turnover, including through our labor investment and allocation of labor hours, simplifying in-store activities, and reducing excess inventory.

To further enhance shareholder returns, we pay a quarterly cash dividend. The declaration and amount of future dividends are subject to Board discretion and approval, although we currently expect to continue paying quarterly cash dividends. As planned, to preserve our investment grade credit rating and maintain financial flexibility, we did not repurchase any shares during 2023 under our share repurchase program and do not plan to repurchase shares during 2024.

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

Highlights of our 2024 first quarter results of operations, compared to the 2023 first quarter, and our financial condition at May 3, 2024, are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales increased 6.1% to $9.91 billion driven primarily by new stores and a 2.4% increase in same-store sales. Average sales per square foot for all stores over the 52-week period ended May 3, 2024 were $264.

●	Gross profit, as a percentage of net sales, was 30.2% in the 2024 period and 31.6% in the 2023 period, a decrease of 145 basis points, primarily reflecting increased shrink and markdowns, a greater proportion of sales coming from the consumables category, and lower inventory markups.

●	SG&A expense, as a percentage of net sales, was 24.7% in the 2024 period compared to 23.7% in the 2023 period, an increase of 97 basis points, primarily due to higher retail labor, depreciation and amortization, and incentive compensation as a percentage of net sales.

●	Operating profit decreased 26.3% to $546.1 million in the 2024 period compared to $740.9 million in the 2023 period.

●	Interest expense, net decreased by $10.6 million in the 2024 period compared to the 2023 period primarily driven by higher cash balances.

●	The effective income tax rate for the 2024 period was 23.3% compared to a rate of 21.8% for the 2023 period primarily due to the effect of rate-impacting items on lower earnings before taxes.

●	Net income was $363.3 million, or $1.65 per diluted share, in the 2024 period compared to net income of $514.4 million, or $2.34 per diluted share, in the 2023 period.

●	Cash generated from operating activities was $663.8 million for the 2024 period, an increase of $472.7 million, or 247.3%, from the comparable 2023 period.

●	Total cash dividends of $129.7 million, or $0.59 per share, were paid during the 2024 period, compared to $129.4 million, or $0.59 per share, in the comparable 2023 period.

●	Inventory turnover was 3.8 times on a rolling four-quarter basis. On a per store basis, inventories at May 3, 2024 decreased by 9.5% compared to the balances at May 5, 2023.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year period as compared with the prior year period as well as our financial condition at May 3, 2024.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2024 and 2023, which represent the 52-week fiscal years ending or ended January 31, 2025 and February 2, 2024, respectively. References to the first quarter accounting periods for 2024 and 2023 contained herein refer to the 13-week accounting periods ended May 3, 2024 and May 5, 2023, respectively.

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

The following table contains results of operations data for the first 13-week periods of 2024 and 2023, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2024 vs. 2023
(amounts in millions, except	May 3,	May 5,	Amount	%
per share amounts)	2024	2023	Change	Change
Net sales by category:
Consumables	$8,210.9	$7,582.9	$628.0	8.3%
% of net sales	82.82%	81.16%
Seasonal	963.5	962.7	0.8	0.1
% of net sales	9.72%	10.30%
Home products	478.8	531.2	(52.4)	(9.9)
% of net sales	4.83%	5.69%
Apparel	260.9	266.1	(5.2)	(2.0)
% of net sales	2.63%	2.85%
Net sales	$9,914.0	$9,342.8	$571.2	6.1%
Cost of goods sold	6,921.9	6,387.4	534.5	8.4
% of net sales	69.82%	68.37%
Gross profit	2,992.1	2,955.5	36.7	1.2
% of net sales	30.18%	31.63%
Selling, general and administrative expenses	2,446.0	2,214.6	231.4	10.5
% of net sales	24.67%	23.70%
Operating profit	546.1	740.9	(194.8)	(26.3)
% of net sales	5.51%	7.93%
Interest expense, net	72.4	83.0	(10.6)	(12.8)
% of net sales	0.73%	0.89%
Income before income taxes	473.7	657.8	(184.1)	(28.0)
% of net sales	4.78%	7.04%
Income tax expense	110.4	143.4	(33.1)	(23.1)
% of net sales	1.11%	1.54%
Net income	$363.3	$514.4	$(151.1)	(29.4)%
% of net sales	3.66%	5.51%
Diluted earnings per share	$1.65	$2.34	$(0.69)	(29.5)%

13 WEEKS ENDED MAY 3, 2024 AND MAY 5, 2023

Net Sales. The net sales increase in the 2024 period was primarily due to sales from new stores and a same-store sales increase of 2.4% compared to the 2023 period, partially offset by the impact of store closures. The increase in same-store sales primarily reflects an increase in customer traffic, partially offset by a decrease in average transaction amount. The decrease in average transaction amount was driven by a decline in items per transaction and lower average item retail prices. Same-store sales increased in the consumables category and declined in the home products, seasonal, and apparel categories. For the 2024 period, there were 19,015 same-stores, which accounted for sales of $9.5 billion.

Gross Profit. For the 2024 period, gross profit increased by 1.2%, and as a percentage of net sales decreased by 145 basis points to 30.2%, compared to the 2023 period. The decrease in the gross profit rate was driven primarily by increased shrink and markdowns, a greater proportion of sales coming from the consumables category, and lower inventory markups, partially offset by a lower LIFO provision.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 24.7% as a percentage of net sales in the 2024 period compared to 23.7% in the comparable 2023 period, an increase of 97 basis points. The primary expenses that were a higher percentage of net sales in the current year period were retail labor, depreciation and amortization, incentive compensation and repairs and maintenance.

Interest Expense, net. Interest expense, net decreased by $10.6 million to $72.4 million in the 2024 period primarily due to higher cash balances.

Income Taxes. The effective income tax rate for the 2024 period was 23.3% compared to a rate of 21.8% for the 2023 period. The tax rate for the 2024 period was higher than the comparable 2023 period primarily due to the effect of certain rate-impacting items on lower earnings before taxes and expense attributable to stock-based compensation.

Liquidity and Capital Resources

We believe our cash flow from operations and existing cash balances, combined with availability under the unsecured revolving credit facility (the “Revolving Facility”), the unsecured commercial paper notes (the “CP Notes”) and access to the debt markets, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, and anticipated dividend payments for a period that includes the next twelve months as well as the next several years. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations. All of our material borrowing arrangements are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.

Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described in Note 5 to the unaudited condensed consolidated financial statements. For the remainder of fiscal 2024, we anticipate potential combined borrowings under the Revolving Facility and our CP Notes to be a maximum of approximately $500 million outstanding at any one time.

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 48% of our total assets exclusive of operating lease assets, goodwill and other intangible assets as of May 3, 2024. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

From time to time, we are involved in various legal matters as discussed in Note 7 to the unaudited condensed consolidated financial statements, some of which could potentially result in material cash payments. Adverse developments in these matters could materially and adversely affect our liquidity.

Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will maintain or improve our current credit ratings. The credit ratings for our borrowings are as follows:

Rating Agency	Senior unsecured debt rating	Commercial paper rating	Outlook
Moody’s	Baa2	P-2	Negative outlook
Standard & Poor’s	BBB	A-2	Negative outlook

Changes in Cash Flows

Unless otherwise noted, all references to the 2024 and 2023 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 13-week periods ended May 3, 2024 and May 5, 2023, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $663.8 million in the 2024 period, which represents a $472.7 million increase compared to the 2023 period. Changes in merchandise inventories resulted in a $49.6 million increase in the 2024 period as compared to a decrease of $601.1 million in the 2023 period as further discussed below. Changes in accrued expenses resulted in a $14.8 million increase in 2024 compared to a $176.8 million decrease in 2023 due primarily to the timing of accruals and payments for incentive compensation and sales tax. Changes in accounts payable resulted in a $95.7 million decrease in the 2024 period compared to a $116.4 million increase in the 2023 period, due primarily to the timing of inventory receipts and related payments. Net income decreased $151.1 million in the 2024 period compared to the 2023 period. Changes in income taxes in the 2024 period compared to the 2023 period are primarily due to the amount of income tax accrued.

On an ongoing basis, we closely monitor and manage our inventory balances, which may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Total merchandise inventories decreased by 1% in the 2024 period compared to an increase of 9% in the 2023 period. The decrease in the 2024 period primarily reflects our focused inventory reduction management efforts. Percent changes in our four inventory categories for the 2024 period compared to the 2023 period were as follows:

	13 Weeks Ended
	May 3,	May 5,
Increase (decrease)	2024	2023
Consumables	1%	17%
Seasonal	(3)	1
Home products	(6)	(6)
Apparel	(5)	(1)

Cash flows from investing activities. Significant components of property and equipment purchases included the following approximate amounts:

	13 Weeks Ended
	May 3,	May 5,
(amounts in millions, except store count amounts)	2024	2023
Existing stores improvements, upgrades, remodels, and relocations	$132.4	$152.7
Distribution and transportation-related capital expenditures	77.9	100.5
New stores primarily for leasehold improvements, fixtures and equipment	117.1	90.1
Information systems upgrades and technology-related projects	13.4	7.6
Other	1.2	12.2
Total purchases of property and equipment	$342.0	$363.1

Store Counts
New stores	197	212
Remodeled or relocated	484	604

The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period.

Capital expenditures for 2024 are currently projected to be approximately $1.3 billion to $1.4 billion. We anticipate funding 2024 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth through the development of new stores and the remodel or relocation of existing stores. Capital expenditures in 2024 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities and replacement of certain transportation related assets; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. During the 2024 and 2023 periods, we paid cash dividends of $129.7 million and $129.4 million, respectively. Net borrowings under the 364-Day Revolving Facility increased by $250.0 million in 2023.

Share Repurchase Program

As of May 3, 2024 our common stock repurchase program had a total remaining authorization of approximately $1.38 billion. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. To preserve our investment grade credit rating and maintain financial flexibility, we did not repurchase any shares under this program in the first quarter of 2024 and do not plan to repurchase shares during the remainder of the year. The repurchase authorization has no expiration date, and future repurchases will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. The repurchase program may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2024.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended May 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this report is incorporated herein by this reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2024, other than as set forth in the discussion of certain items that have impacted or could impact our business or results of operations during 2024 or in the future as disclosed in the “Executive Overview” section within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

ITEM 5.OTHER INFORMATION.

Insider Trading Arrangements. During our fiscal quarter ended May 3, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act, throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “accelerate,” “aim,” “anticipate,” “believe,” “can,” “confident,” “continue,” “committed,” “could,” “designed to,” “ensure,” “estimate,” “expect,” “focused on,” “forecast,” “future,” “goal,” “going forward,” “intend,” “likely,” “long-term,” “looking ahead,” “look to,” “may,” “moving forward,” “objective,” “ongoing,” “on track,” “opportunity,” “outlook,” “over time,” “plan,” “position,” “potential,” “predict,” “project,” “prospect,” “scheduled,” “seek,” “should,” “strive,” “subject to,” “uncertain,” “will” or “would” and similar expressions that concern our strategies, plans, initiatives, intentions, outlook or beliefs about future occurrences or results. For example, all statements relating to, among others, the following are forward-looking statements:

●	our projections and expectations regarding expenditures, costs, cash flows, results of operations, financial condition and liquidity;
●	our expectations regarding economic and competitive market conditions;
●	our plans, objectives, and expectations regarding future operations, growth, investments and initiatives, including but not limited to our real estate, store growth and international expansion plans, store formats or concepts, shrink and damages reduction actions, inventory reduction efforts, and anticipated progress and impact of our strategic initiatives (including but not limited to our digital initiatives, DG Media Network, DG Fresh, self-checkout, and pOpshelf) and our merchandising, margin enhancing, distribution/transportation efficiency (including but not limited to self-distribution), store manager turnover reduction and other initiatives;
●	expectations regarding sales and mix of consumable and non-consumable products, customer traffic, basket size, shrink and inventory levels;
●	expectations regarding inflationary and labor pressures, and other supply chain challenges;
●	expectations regarding cash dividends and stock repurchases;
●	anticipated borrowing under our credit agreement and our commercial paper program;
●	potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including without limitation potential further federal, state and/or local minimum wage increases or changes to salary levels required for certain overtime-exempt positions, as well as changes to certain government assistance programs, such as SNAP benefits, unemployment benefits, and economic stimulus payments and the student loan forbearance program, or potential changes to the corporate tax rate; and
●	expected outcome or effect of pending or threatened legal disputes, governmental actions, litigation or audits.

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

energy, healthcare, housing and product costs; higher interest rates, consumer debt levels, and tax rates; lack of available credit; tax law changes that negatively affect credits and refunds; decreases in, or elimination of, government assistance programs or subsidies such as unemployment and food/nutrition assistance programs, student loan repayment forgiveness and economic stimulus payments; commodity rates; transportation, lease and insurance costs; wage rates (including the heightened possibility of increased federal and further increased state and/or local minimum wage rates/salary levels); foreign exchange rate fluctuations; measures that create barriers to or increase the costs of international trade (including increased import duties or tariffs); and changes in laws and regulations and their effect on, as applicable, customer spending and disposable income, our ability to execute our strategies and initiatives, our cost of goods sold, our SG&A expenses (including real estate costs), and our sales and profitability;

●	failure to achieve or sustain our strategies, initiatives and investments, including those relating to merchandising (including those related to non-consumable products), real estate and new store development, international expansion, store formats and concepts, digital, marketing, shrink, damages, sourcing, private brand, inventory management, supply chain, private fleet, store operations, expense reduction, technology, pOpshelf, self-checkout, and DG Media Network;

●	competitive pressures and changes in the competitive environment and the geographic and product markets where we operate, including, but not limited to, pricing, promotional activity, expanded availability of mobile, web-based and other digital technologies, and alliances or other business combinations;

●	failure to timely and cost-effectively execute our real estate projects or to anticipate or successfully address the challenges imposed by our expansion, including into new countries or domestic markets, states, or urban or suburban areas;

●	levels of inventory shrinkage and damages;

●	failure to successfully manage inventory balances and in-stock levels, as well as to predict customer trends, spending levels, or price sensitivity;

●	failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws, or our or one of our vendors falling victim to a cyberattack (which risk is heightened as a result of political uncertainty involving China, the current conflict between Russia and Ukraine and the conflict in the Middle East) that prevents us from operating all or a portion of our business;

●	damage or interruption to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing, implementing or integrating new technology;

●	a significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory; increased fuel or transportation costs; issues related to supply chain disruptions or seasonal buying pattern disruptions; or delays in constructing, opening or staffing new distribution centers (including temperature-controlled distribution centers);

●	risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade (for example, political uncertainty involving China and disruptive political events such as the conflict between Russia and Ukraine and the conflict in the Middle East);

●	natural disasters, unusual weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises (for example, the COVID-19 pandemic), political or civil unrest, acts of war, violence or terrorism, and disruptive global political events (for example, political uncertainty involving China, the conflict between Russia and Ukraine and the conflict in the Middle East);

●	product liability, product recall or other product safety or labeling claims;

●	incurrence of material uninsured losses, excessive insurance costs or accident costs;

●	failure to attract, develop and retain qualified employees while controlling labor costs (including the heightened possibility of increased federal and further increased state and/or local minimum wage rates/salary levels, including the effects of regulatory changes related to the overtime exemption under the Fair Labor Standards Act if implemented as currently written) and other labor issues, including employee safety issues and employee expectations and productivity;

●	loss of key personnel or inability to hire additional qualified personnel, ability to successfully execute management transitions within our senior leadership, or inability to enforce non-compete agreements that we have in place with management personnel or enter into new non-compete agreements;

●	risks associated with our private brands, including, but not limited to, our level of success in improving their gross profit rate at expected levels;

●	failure to protect our reputation;

●	seasonality of our business;

●	the impact of changes in or noncompliance with governmental regulations and requirements, including, but not limited to, those dealing with the sale of products, including without limitation, product and food safety, marketing, labeling or pricing; information security and privacy; labor and employment; employee wages, salary levels and benefits (including the heightened possibility of increased federal and further increased state and/or local minimum wage rates and the effects of regulatory changes related to the overtime exemption under the Fair Labor Standards Act if implemented as currently written); health and safety; real property; public accommodations; imports and customs; transportation; intellectual property; bribery; climate change; and environmental compliance (including required public disclosures related thereto), as well as tax laws (including those related to the federal, state or foreign corporate tax rate), the interpretation of existing tax laws, or our failure to sustain our reporting positions negatively affecting our tax rate, and developments in or outcomes of private actions, class actions, multi-district litigation, arbitrations, derivative actions, administrative proceedings, regulatory actions or other litigation or of inquiries from federal, state and local agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress, and other local, state, federal and international governmental authorities;

●	new accounting guidance or changes in the interpretation or application of existing guidance;

●	deterioration in market conditions, including market disruptions, adverse conditions in the financial markets including financial institution failures, limited liquidity and interest rate increases, changes in our credit profile (including any downgrade to our credit ratings), compliance with covenants and restrictions under our debt agreements, and the amount of our available excess capital;

●	factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended February 2, 2024; and

●	factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

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

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

10.1

Form of Executive Vice President Employment Agreement with attached Schedule of Officers who have executed an employment agreement in such form (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 4, 2024, filed with the SEC on April 8, 2024 (file no. 001-11421))

10.2	Form of Senior Vice President Employment Agreement with attached Schedule of Senior Vice President-level Executive Officers who have executed an employment agreement in such form
10.3

Form of Stock Option Award Agreement (approved March 21, 2024) for annual awards beginning March 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))

10.4

Form of Stock Option Award Agreement (approved March 21, 2024) for awards beginning March 2024 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))

10.5

Form of Performance Share Unit Award Agreement (approved March 21, 2024) for awards beginning March 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))

10.6

Form of Restricted Stock Unit Award Agreement (approved March 21, 2024) for awards beginning March 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))

10.7

Form of Dollar General Corporation Teamshare Incentive Program for Named Executive Officers for use beginning fiscal year 2024 (incorporated by reference to Exhibit 10.40 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))

10.8

Form of Restricted Stock Unit Award Agreement (approved May 28, 2024) for annual awards beginning May 2024 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan

10.9

Amendment No. 2 to the Credit Agreement, dated as of February 13, 2024, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated February 13, 2024, filed with the SEC on February 14, 2024 (file no. 001-11421))

15	Letter re unaudited interim financial information
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350
101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2024 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in her capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	May 30, 2024	By:	/s/ Kelly M. Dilts
Kelly M. Dilts Executive Vice President & Chief Financial Officer