Form 10-Q
period 2024-08-02
DOLLAR GENERAL CORP
filed 2024-08-29
CIK 29534

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2024

or

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

The Registrant had 219,915,184 shares of common stock outstanding on August 22, 2024.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	August 2,	February 2,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,222,691	$537,283
Merchandise inventories	7,000,569	6,994,266
Income taxes receivable	61,495	112,262
Prepaid expenses and other current assets	439,487	366,913
Total current assets	8,724,242	8,010,724
Net property and equipment	6,269,480	6,087,722
Operating lease assets	11,220,287	11,098,228
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,700	1,199,700
Other assets, net	61,467	60,628
Total assets	$31,813,765	$30,795,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$769,194	$768,645
Current portion of operating lease liabilities	1,425,680	1,387,083
Accounts payable	3,869,267	3,587,374
Accrued expenses and other	1,064,845	971,890
Income taxes payable	12,201	10,709
Total current liabilities	7,141,187	6,725,701
Long-term obligations	6,235,166	6,231,539
Long-term operating lease liabilities	9,783,954	9,703,499
Deferred income taxes	1,138,829	1,133,784
Other liabilities	254,391	251,949
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	192,423	192,206
Additional paid-in capital	3,788,091	3,757,005
Retained earnings	3,277,439	2,799,415
Accumulated other comprehensive income (loss)	2,285	493
Total shareholders’ equity	7,260,238	6,749,119
Total liabilities and shareholders' equity	$31,813,765	$30,795,591

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	August 2,	August 4,	August 2,	August 4,
	2024	2023	2024	2023
Net sales	$10,210,361	$9,796,181	$20,124,382	$19,139,013
Cost of goods sold	7,150,882	6,751,495	14,072,754	13,138,853
Gross profit	3,059,479	3,044,686	6,051,628	6,000,160
Selling, general and administrative expenses	2,509,517	2,352,372	4,955,562	4,566,988
Operating profit	549,962	692,314	1,096,066	1,433,172
Interest expense, net	68,130	84,337	140,563	167,375
Income before income taxes	481,832	607,977	955,503	1,265,797
Income tax expense	107,642	139,142	217,996	282,582
Net income	$374,190	$468,835	$737,507	$983,215
Earnings per share:
Basic	$1.70	$2.14	$3.35	$4.48
Diluted	$1.70	$2.13	$3.35	$4.47
Weighted average shares outstanding:
Basic	219,904	219,403	219,826	219,298
Diluted	220,065	219,952	220,059	220,029

Dividends per share	$0.59	$0.59	$1.18	$1.18

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	August 2,	August 4,	August 2,	August 4,
	2024	2023	2024	2023
Net income	$374,190	$468,835	$737,507	$983,215
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $0, ($26), $0, and $61, respectively	1,872	367	1,792	972
Comprehensive income	$376,062	$469,202	$739,299	$984,187

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balances, May 3, 2024	219,893	$192,407	$3,774,363	$3,032,996	$413	$7,000,179
Net income	—	—	—	374,190	—	374,190
Dividends paid, $0.59 per common share	—	—	—	(129,747)	—	(129,747)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	1,872	1,872
Share-based compensation expense	—	—	12,795	—	—	12,795
Other equity and related transactions	18	16	933	—	—	949
Balances, August 2, 2024	219,911	$192,423	$3,788,091	$3,277,439	$2,285	$7,260,238

Balances, May 5, 2023	219,336	$191,921	$3,701,564	$2,041,118	$648	$5,935,251
Net income	—	—	—	468,835	—	468,835
Dividends paid, $0.59 per common share	—	—	—	(129,502)	—	(129,502)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	367	367
Share-based compensation expense	—	—	8,810	—	—	8,810
Other equity and related transactions	134	118	13,826	—	—	13,944
Balances, August 4, 2023	219,470	$192,039	$3,724,200	$2,380,451	$1,015	$6,297,705

Balances, February 2, 2024	219,663	$192,206	$3,757,005	$2,799,415	$493	$6,749,119
Net income	—	—	—	737,507	—	737,507
Dividends paid, $1.18 per common share	—	—	—	(259,483)	—	(259,483)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	1,792	1,792
Share-based compensation expense	—	—	34,641	—	—	34,641
Other equity and related transactions	248	217	(3,555)	—	—	(3,338)
Balances, August 2, 2024	219,911	$192,423	$3,788,091	$3,277,439	$2,285	$7,260,238

Balances, February 3, 2023	219,105	$191,718	$3,693,871	$1,656,140	$43	$5,541,772
Net income	—	—	—	983,215	—	983,215
Dividends paid, $1.18 per common share	—	—	—	(258,904)	—	(258,904)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	972	972
Share-based compensation expense	—	—	33,893	—	—	33,893
Other equity and related transactions	365	321	(3,564)	—	—	(3,243)
Balances, August 4, 2023	219,470	$192,039	$3,724,200	$2,380,451	$1,015	$6,297,705

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	August 2,	August 4,
	2024	2023
Cash flows from operating activities:
Net income	$737,507	$983,215
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	471,079	410,287
Deferred income taxes	5,045	58,147
Noncash share-based compensation	34,641	33,893
Other noncash (gains) and losses	39,876	57,367
Change in operating assets and liabilities:
Merchandise inventories	(23,369)	(817,001)
Prepaid expenses and other current assets	(75,427)	(78,358)
Accounts payable	306,290	107,810
Accrued expenses and other liabilities	109,762	(12,438)
Income taxes	52,259	(17,613)
Other	(4,934)	1,412
Net cash provided by (used in) operating activities	1,652,729	726,721

Cash flows from investing activities:
Purchases of property and equipment	(695,683)	(767,935)
Proceeds from sales of property and equipment	1,525	3,234
Net cash provided by (used in) investing activities	(694,158)	(764,701)

Cash flows from financing activities:
Issuance of long-term obligations	—	1,498,260
Repayments of long-term obligations	(10,341)	(8,843)
Net increase (decrease) in commercial paper outstanding	—	(1,205,400)
Borrowings under revolving credit facilities	—	500,000
Repayments of borrowings under revolving credit facilities	—	(500,000)
Costs associated with issuance of debt	—	(12,448)
Payments of cash dividends	(259,482)	(258,885)
Other equity and related transactions	(3,340)	(3,262)
Net cash provided by (used in) financing activities	(273,163)	9,422
Net increase (decrease) in cash and cash equivalents	685,408	(28,558)
Cash and cash equivalents, beginning of period	537,283	381,576
Cash and cash equivalents, end of period	$1,222,691	$353,018

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$842,846	$745,786
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$123,740	$171,527

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of August 2, 2024, and results of operations for the 13-week and 26-week accounting periods ended August 2, 2024 and August 4, 2023, have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $10.5 million and $20.2 million in the respective 13-week periods, and $20.8 million and $48.4 million in the respective 26-week periods, ended August 2, 2024 and August 4, 2023. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

We utilize supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell our payment obligations to designated third party financial institutions. As of August 2, 2024 and February 2, 2024, the amount of obligations outstanding that the Company has confirmed with the financial institutions under the supply chain finance program were $293.5 million and $306.8 million, respectively.

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

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended August 2, 2024			13 Weeks Ended August 4, 2023
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$374,190	219,904	$1.70	$468,835	219,403	$2.14
Effect of dilutive share-based awards		161			549
Diluted earnings per share	$374,190	220,065	$1.70	$468,835	219,952	$2.13

	26 Weeks Ended August 2, 2024			26 Weeks Ended August 4, 2023
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$737,507	219,826	$3.35	$983,215	219,298	$4.48
Effect of dilutive share-based awards		233			731
Diluted earnings per share	$737,507	220,059	$3.35	$983,215	220,029	$4.47

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were approximately 0.1 million in each of the respective 13-week periods and 26-week periods ended August 2, 2024 and August 4, 2023.

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

As of August 2, 2024, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $11.2 million, $1.6 million and $0.8 million, respectively, for a total of $13.6 million. The uncertain tax liability is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $2.1 million in the coming twelve months resulting from expiring statutes of limitations or settlements. As of August 2, 2024, approximately $11.2 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week and 26-week periods ended August 2, 2024 was 22.3% and 22.8% respectively, compared to a rate of 22.9% and 22.3% for the 13-week and 26-week periods ended August 4, 2023. The effective income tax rate was lower for the 13-week period in 2024 than the comparable 13-week period in 2023 primarily due to the effect of certain rate-impacting items, such as federal tax credits, on lower earnings before taxes. The effective income tax rate was higher for the 26-week period in 2024 than the comparable 26-week period in 2023 primarily due to an increase in the state effective tax rate and expense from stock-based compensation offset by the effect of certain rate-impacting items, such as federal tax credits, on lower earnings before taxes in the 26-week period in 2024.

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

4.Leases

As of August 2, 2024, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases, and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the condensed consolidated balance sheets. At August 2, 2024, the weighted-average remaining lease term for the Company’s operating leases was 9.4 years, and the weighted average discount rate for such leases was 4.3%. Operating lease costs are reflected as selling, general and administrative costs in the condensed consolidated statements of income. For the 26-week periods ended August 2, 2024 and August 4, 2023, such costs were $929.2 million and $855.3 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $938.9 million and $861.5 million, respectively, were reflected in cash flows from operating activities in the condensed consolidated statements of cash flows for the 26-week periods ended August 2, 2024 and August 4, 2023.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	August 2,	February 2,
(In thousands)	2024	2024
Revolving Facility	$—	$—
364-Day Revolving Facility	—	—
Unsecured commercial paper notes	—	—
4.250% Senior Notes due September 20, 2024 (net of discount of $58 and $230)	749,942	749,770
4.150% Senior Notes due November 1, 2025 (net of discount of $117 and $162)	499,883	499,838
3.875% Senior Notes due April 15, 2027 (net of discount of $136 and $160)	599,864	599,840
4.625% Senior Notes due November 1, 2027 (net of discount of $351 and $400)	549,649	549,600
4.125% Senior Notes due May 1, 2028 (net of discount of $210 and $237)	499,790	499,763
5.200% Senior Notes due July 5, 2028 (net of discount of $112 and $124)	499,888	499,876
3.500% Senior Notes due April 3, 2030 (net of discount of $409 and $441)	960,485	951,240
5.000% Senior Notes due November 1, 2032 (net of discount of $2,057 and $2,155)	697,943	697,845
5.450% Senior Notes due July 5, 2033 (net of discount of $1,459 and $1,521)	998,541	998,479
4.125% Senior Notes due April 3, 2050 (net of discount of $4,621 and $4,670)	495,379	495,330
5.500% Senior Notes due November 1, 2052 (net of discount of $286 and $288)	299,714	299,712
Other	191,076	200,418
Debt issuance costs, net	(37,794)	(41,527)
	$7,004,360	$7,000,184
Less: current portion	(769,194)	(768,645)
Long-term obligations	$6,235,166	$6,231,539

Revolving Facility

At August 2, 2024, the existing senior unsecured revolving credit facility (the “Revolving Facility”) had a commitment of $2.0 billion that provides for the issuance of letters of credit up to $100.0 million and is scheduled to mature on December 2, 2026.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of August 2, 2024 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of August 2, 2024, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The credit agreement governing the Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The credit agreement governing the Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. On February 13, 2024, the Company amended the credit agreement governing the Revolving Facility to increase the maximum leverage ratio for the four quarters of fiscal 2024. As of August 2, 2024, the Company was in compliance with all covenants pertaining to the Revolving Facility. The credit agreement governing the Revolving Facility also contains customary events of default.

As of August 2, 2024, the Company had no outstanding borrowings, no outstanding letters of credit, and approximately $2.0 billion of borrowing availability under the Revolving Facility that, due to the Company’s intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $1.8 billion. In addition, as of August 2, 2024, the Company had outstanding letters of credit of $52.6 million which were issued pursuant to separate agreements.

364-Day Revolving Facility

The Company had a 364-day $750 million unsecured revolving credit facility (the “364-Day Revolving Facility”) which expired on January 30, 2024.

Commercial Paper

As of August 2, 2024, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of August 2, 2024, the Company’s condensed consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $195.0 million and $197.7 million at August 2, 2024 and February 2, 2024, respectively, were held by a wholly-owned subsidiary of the Company and are therefore not reflected in the condensed consolidated balance sheets.

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

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of August 2, 2024.

The following table presents the Company’s liabilities required to be measured at fair value as of August 2, 2024, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	August 2,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2024
Liabilities:
Current and long-term obligations (a)	$6,741,680	$191,076	$—	$6,932,756
Deferred compensation (b)	47,864	—	—	47,864
(a)	Included in the condensed consolidated balance sheet at book value as current portion of long-term obligations of $769,194 and long-term obligations of $6,235,166.
(b)	Reflected at fair value in the condensed consolidated balance sheet as accrued expenses and other current liabilities of $2,632 and noncurrent other liabilities of $45,232.

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

On November 27, 2023, and November 30, 2023, respectively, the following putative shareholder class action lawsuits were filed in the United States District Court for the Middle District of Tennessee in which the plaintiffs allege that during the putative class periods noted below, the Company and certain of its current and former officers violated the federal securities laws by misrepresenting the impact of alleged store labor, inventory, pricing and other practices on the Company’s financial results and prospects: Washtenaw County Employees’ Retirement System v. Dollar General Corporation, et al. (Case No. 3:23-cv-01250) (putative class period of May 28, 2020 to August 30, 2023) (“Washtenaw County”); Robert J. Edmonds v. Dollar General Corporation, et al. (Case No. 3:23-cv-01259) (putative class period of February 23, 2023 to August 31, 2023) (“Edmonds”) (collectively, the “Shareholder Securities Litigation”). The plaintiffs seek compensatory damages, equitable/injunctive relief, pre- and post-judgment interest and attorneys’ fees and costs. The Edmonds matter was voluntarily dismissed on January 19, 2024. On April 4, 2024, the court appointed lead plaintiffs and lead counsel in the Shareholder Securities Litigation. On June 17, 2024, lead plaintiffs filed a consolidated amended complaint, adding a claim that lead plaintiffs and certain members of the putative class purchased shares of the Company’s common stock contemporaneously with common stock sales by certain individual defendants. Defendants’ deadline to respond to the consolidated amended complaint is September 16, 2024.

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

On January 26 and 29, 2024, and February 1, 2024, respectively, the following shareholder derivative actions were filed in the United States District Court for the Middle District of Tennessee in which the plaintiff shareholders, purportedly on behalf and for the benefit of the Company, allege that certain of the Company’s current and former officers and directors (i) violated their fiduciary duties by misrepresenting the impact of alleged store labor, inventory pricing, and other practices on the Company’s financial results, prospects, and reputation, as well as creating a risk of adverse regulatory action; (ii) wasted corporate assets; and (iii) were unjustly enriched: Nathan Silva v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00083) (“Silva”); Terry Dunn v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00093) (“Dunn”); Kathryn A. Caliguiri Inh Ira Bene Of Catherine Sugarbaker v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00117) (“Caliguiri”) (collectively, the “Federal Court Shareholder Derivative Litigation”). The Silva complaint also alleges certain of the Company’s current and former officers and directors violated federal securities laws and aided and abetted breach of fiduciary duty and that Mr. Vasos violated his fiduciary duties by misusing material, non-public information. The Dunn and Caliguiri complaints additionally allege that certain of the Company’s officers and directors violated their fiduciary duties by recklessly or negligently disregarding workplace safety practices, and that Mr. Vasos, John Garratt and Patricia Fili-Krushel violated their fiduciary duties by misusing material, non-public information. The plaintiffs in the Federal Court Shareholder Derivative Litigation seek both non-monetary and monetary relief for the benefit of the Company. On April 2, 2024, the court consolidated the Silva, Dunn, and Caliguiri actions. On May 2, 2024, the Silva action was dismissed. On May 22, 2024, the court entered an order staying the Dunn and Caliguiri actions pending resolution of the defendants’ anticipated motion to dismiss in the Shareholder Securities Litigation.

On March 26, 2024 and March 28, 2024, respectively, the following shareholder derivative actions were filed in the Chancery Court for Davidson County, Tennessee: Todd Hellrigel v. Todd J. Vasos et al. (Case No. 24-0392-I) (“Hellrigel"); Steve Southwell v. Todd Vasos, et al. (Case No. 24-0379-I) (“Southwell”) (collectively, the “State Court Shareholder Derivative Litigation”). The claims in the State Court Shareholder Derivative Litigation include allegations that certain of the Company’s current and former officers and directors (i) violated their fiduciary duties by misrepresenting the impact of alleged store labor, inventory pricing and other practices on the Company’s financial results, prospects, and reputation, as well as creating a risk of adverse regulatory action; (ii) were unjustly enriched; and (iii) that Mr. Vasos, Mr. Garratt, Warren Bryant, and Ms. Fili-Krushel violated their fiduciary duties by misusing material, non-public information. The relief sought is substantially the same as the relief sought in the Federal Court Derivative Shareholder Litigation. On May 20, 2024, the court entered an agreed order consolidating the Hellrigel and Southwell actions, appointing lead counsel, and staying the State Court Shareholder Derivative Litigation pending resolution of defendants’ anticipated motion to dismiss the Shareholder Securities Litigation.

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

The Company manages its business on the basis of one reportable operating segment. As of August 2, 2024, the Company’s retail store operations were primarily located within the United States, with three retail stores in Mexico. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(in thousands)	2024	2023	2024	2023
Classes of similar products:
Consumables	$8,397,217	$7,921,622	$16,608,067	$15,504,504
Seasonal	1,054,762	1,076,161	2,018,276	2,038,842
Home products	480,223	516,645	959,014	1,047,834
Apparel	278,159	281,753	539,025	547,833
Net sales	$10,210,361	$9,796,181	$20,124,382	$19,139,013

9.	Common stock transactions

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

Pursuant to its common stock repurchase program, during the 26-week periods ended August 2, 2024 and August 4, 2023, respectively, the Company repurchased no shares of its common stock in the open market.

The Company paid a cash dividend of $0.59 per share for each of the first two quarters of 2024. In August 2024, the Board declared a quarterly cash dividend of $0.59 per share, which is payable on or before October 22, 2024, to shareholders of record on October 8, 2024. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity, and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of August 2, 2024, the related condensed consolidated statements of income, comprehensive income, shareholders’ equity for the thirteen and twenty-six week periods ended August 2, 2024 and August 4, 2023, and cash flows for the twenty-six week periods ended August 2, 2024 and August 4, 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of February 2, 2024, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 25, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 29, 2024

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 20,345 stores located in 48 U.S. states and Mexico as of August 2, 2024, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. Our first stores in Mexico opened in 2023. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices often at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, inflation, wage growth, changes in U.S. and global trade policy, and changes in U.S. government policy and assistance programs (including cost of living adjustments), such as the Supplemental Nutrition Assistance Program (“SNAP”), unemployment benefits, and economic stimulus programs. In addition, the Department of Education’s COVID-19 pandemic student loan forbearance program ended in September 2023, and payment obligations generally resumed in October 2023. The impact of this program’s conclusion on our customer and our business has not been material, although we can make no assurance that it will not be material in the future. Finally, significant unseasonable or unusual weather patterns or extreme weather can impact customer shopping behaviors, although we did not identify any such impact to any significant degree in the second quarter of 2024.

Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. Our customers continue to feel constrained in the current macroeconomic environment and continue to experience elevated expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, energy and fuel prices, as well as cost inflation in frequently purchased household products (including food). Furthermore, certain of our customers have reported that they are relying on credit cards to purchase basic household items. Accordingly, we expect our customers’ spending to continue to be pressured overall and particularly in our non-consumables categories. As a result of this pressure, we anticipate a heavier promotional environment in the second half of 2024, which could have an impact on our sales and margin results.

We remain committed to our long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus. These priorities include: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our diverse teams through development, empowerment and inclusion.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount. Historically, sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have been the key drivers of more profitable sales growth and average transaction amount. Our sales mix has continued to shift toward consumables, which currently constitutes a historically high proportion of our sales mix. Certain of our initiatives are intended to address this sales mix trend; however, there can be no assurances that these efforts will be successful.

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

We continue to experience significant levels of inventory shrink. Although we continue to take actions designed to reduce shrink, including refinement of our self-checkout strategy, and believe these actions are starting to positively impact the trend, we anticipate shrink will nonetheless materially pressure our fiscal 2024 full-year financial results.

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

Further, we continue to evaluate and evolve the pOpshelf concept, in light of the softer discretionary sales environment, and have continued to convert certain pOpshelf stores to Dollar General stores. pOpshelf is a unique retail concept focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. At the end of the second quarter of 2024, we operated 229 standalone pOpshelf stores.

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

We also remain focused on capturing growth opportunities. In the second quarter of 2024, we opened a total of 213 new stores, remodeled 478 stores, and relocated 25 stores. In fiscal 2024 we plan to open approximately 730 new stores (including any pOpshelf stores or stores in Mexico), remodel approximately 1,620 stores, and relocate approximately 85 stores.

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

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces such as labor availability, increases in minimum wage rates and increases in property rents and interest rates. Significant or rapid increases to federal, and further increases to state or local, minimum wage rates or salary levels could significantly adversely affect our earnings if we are not able to otherwise offset these increased labor costs elsewhere in our business. Furthermore, in April 2024 the U.S. Department of Labor announced a final rule that, if implemented, will increase in two phases the minimum salary thresholds required for employees who are exempt from the Fair Labor Standards Act’s overtime requirements. Such rule is currently the subject of pending legal challenges, the outcome of which is uncertain. We do not currently expect that such rule will have a material impact on our financial results in fiscal 2024, but if implemented as currently written, it could materially increase labor costs and potentially have a material negative impact on our operating results beginning in 2025. We are analyzing our alternatives to address such overtime regulations and the resulting financial impact.

While we believe the overall growth rate of inflation is continuing to moderate, ongoing inflationary pressures will continue to affect our operating results and our vendors and customers. Moreover, increases in market interest rates have had a negative impact on our interest expense. Both inflation and higher interest rates have significantly increased new store opening costs and occupancy costs, and while we continue to have strong new store returns and plan to grow our store base significantly in 2024, these increased costs have negatively impacted our projected new store returns and influenced our 2024 new store growth plans.

Our diverse teams are a competitive advantage, and we proactively seek ways to continue investing in their development. Our goal is to create an environment that attracts, develops, and retains talented personnel, particularly at the store manager level, because employees who are promoted from within our company generally have longer tenures and are greater contributors to improvements in our financial performance. We are taking actions designed to reduce our higher than targeted store manager turnover, including through budgeting and allocation of labor hours, simplifying in-store activities, and reducing excess inventory.

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

Highlights of our 2024 second quarter results of operations, compared to the 2023 second quarter, and our financial condition at August 2, 2024, are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales increased 4.2% to $10.21 billion driven primarily by new stores and a 0.5% increase in same-store sales. Average sales per square foot for all stores over the 52-week period ended August 2, 2024 were $263.

●	Gross profit, as a percentage of net sales, was 30.0% in the 2024 period and 31.1% in the 2023 period, a decrease of 112 basis points, primarily reflecting increased markdowns and damages, a greater proportion of sales coming from the consumables category and increased shrink.

●	SG&A expense, as a percentage of net sales, was 24.6% in the 2024 period compared to 24.0% in the 2023 period, an increase of 57 basis points, primarily due to higher retail labor, depreciation and amortization, and store occupancy costs as a percentage of net sales.

●	Operating profit decreased 20.6% to $550.0 million in the 2024 period compared to $692.3 million in the 2023 period.

●	Interest expense, net decreased by $16.2 million in the 2024 period compared to the 2023 period primarily driven by higher cash balances.

●	The effective income tax rate for the 2024 period was 22.3% compared to a rate of 22.9% for the 2023 period primarily due to the effect of rate-impacting items on lower earnings before taxes.

●	Net income was $374.2 million, or $1.70 per diluted share, in the 2024 period compared to net income of $468.8 million, or $2.13 per diluted share, in the 2023 period.

Highlights of the year-to-date period of 2024 include:

●	Cash generated from operating activities was $1.653 billion for the 2024 period, an increase of $926.0 million, or 127.4%, from the comparable 2023 period.

●	Total cash dividends of $259.5 million, or $1.18 per share, were paid during the 2024 period, compared to $258.9 million, or $1.18 per share, in the comparable 2023 period.

●	Inventory turnover was 3.9 times on a rolling four-quarter basis. On a per store basis, inventories at August 2, 2024 decreased by 11.0% compared to the balances at August 4, 2023.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year period as compared with the prior year period as well as our financial condition at August 2, 2024.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2024 and 2023, which represent the 52-week fiscal years ending or ended January 31, 2025 and February 2, 2024, respectively. References to the second quarter accounting periods for 2024 and 2023 contained herein refer to the 13-week accounting periods ended August 2, 2024 and August 4, 2023, respectively.

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

The following table contains results of operations data for the second 13-week periods and the 26-week periods of 2024 and 2023, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2024 vs. 2023		26 Weeks Ended		2024 vs. 2023
(amounts in millions, except	August 2,	August 4,	Amount	%	August 2,	August 4,	Amount	%
per share amounts)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales by category:
Consumables	$8,397.2	$7,921.6	$475.6	6.0%	$16,608.1	$15,504.5	$1,103.6	7.1%
% of net sales	82.25%	80.86%			82.52%	81.02%
Seasonal	1,054.8	1,076.2	(21.4)	(2.0)	2,018.3	2,038.8	(20.6)	(1.0)
% of net sales	10.33%	10.99%			10.03%	10.65%
Home products	480.2	516.6	(36.4)	(7.0)	959.0	1,047.8	(88.8)	(8.5)
% of net sales	4.70%	5.27%			4.77%	5.47%
Apparel	278.2	281.8	(3.6)	(1.3)	539.0	547.8	(8.8)	(1.6)
% of net sales	2.72%	2.88%			2.68%	2.86%
Net sales	$10,210.4	$9,796.2	$414.2	4.2%	$20,124.4	$19,139.0	$985.4	5.1%
Cost of goods sold	7,150.9	6,751.5	399.4	5.9	14,072.8	13,138.9	933.9	7.1
% of net sales	70.04%	68.92%			69.93%	68.65%
Gross profit	3,059.5	3,044.7	14.8	0.5	6,051.6	6,000.2	51.5	0.9
% of net sales	29.96%	31.08%			30.07%	31.35%
Selling, general and administrative expenses	2,509.5	2,352.4	157.1	6.7	4,955.6	4,567.0	388.6	8.5
% of net sales	24.58%	24.01%			24.62%	23.86%
Operating profit	550.0	692.3	(142.4)	(20.6)	1,096.1	1,433.2	(337.1)	(23.5)
% of net sales	5.39%	7.07%			5.45%	7.49%
Interest expense, net	68.1	84.3	(16.2)	(19.2)	140.6	167.4	(26.8)	(16.0)
% of net sales	0.67%	0.86%			0.70%	0.87%
Income before income taxes	481.8	608.0	(126.1)	(20.7)	955.5	1,265.8	(310.3)	(24.5)
% of net sales	4.72%	6.21%			4.75%	6.61%
Income tax expense	107.6	139.1	(31.5)	(22.6)	218.0	282.6	(64.6)	(22.9)
% of net sales	1.05%	1.42%			1.08%	1.48%
Net income	$374.2	$468.8	$(94.6)	(20.2)%	$737.5	$983.2	$(245.7)	(25.0)%
% of net sales	3.66%	4.79%			3.66%	5.14%
Diluted earnings per share	$1.70	$2.13	$(0.43)	(20.2)%	$3.35	$4.47	$(1.12)	(25.1)%

13 WEEKS ENDED AUGUST 2, 2024 AND AUGUST 4, 2023

Net Sales. The net sales increase in the 2024 period was primarily due to sales from new stores and a same-store sales increase of 0.5% compared to the 2023 period, partially offset by the impact of store closures. The increase in same-store sales primarily reflects a 1.0% increase in customer traffic, partially offset by a 0.5% decrease in average transaction amount. The decrease in average transaction amount was driven by lower average item retail prices. Same-store sales increased in the consumables category and declined in the seasonal, home products and apparel categories. For the 2024 period, there were 19,201 same-stores, which accounted for sales of $9.8 billion.

Gross Profit. For the 2024 period, gross profit increased by 0.5%, and as a percentage of net sales decreased by 112 basis points to 30.0%, compared to the 2023 period. The decrease in the gross profit rate was driven primarily by increased markdowns, increased inventory damages, a greater proportion of sales coming from the consumables category, and increased shrink, partially offset by a lower LIFO provision.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 24.6% as a percentage of net sales in the 2024 period compared to 24.0% in the comparable 2023 period, an increase of 57 basis points. The primary expenses that were a higher percentage of net sales in the current year period were retail labor, depreciation and amortization, store occupancy costs, and utilities, partially offset by a decrease in incentive compensation.

Interest Expense, net. Interest expense, net decreased by $16.2 million to $68.1 million in the 2024 period primarily due to higher cash balances.

Income Taxes. The effective income tax rate for the 2024 period was 22.3% compared to a rate of 22.9% for the 2023 period. The tax rate for the 2024 period was lower than the comparable 2023 period primarily due to the effect of certain rate-impacting items, such as federal tax credits, on lower earnings before taxes.

26 WEEKS ENDED AUGUST 2, 2024 AND AUGUST 4, 2023

Net Sales. The net sales increase in the 2024 period was primarily due to sales from new stores and a same-store sales increase of 1.4% compared to the 2023 period, partially offset by the impact of store closures. The increase in same-store sales primarily reflects a 2.6% increase in customer traffic, partially offset by a 1.1% decrease in average transaction amount. The decrease in average transaction amount was driven by a decline in items per transaction and lower average item retail prices. Same-store sales increased in the consumables category, and declined in the home products, seasonal and apparel categories. For the 2024 period, there were 19,201 same-stores which accounted for sales of $19.3 billion.

Gross Profit. For the 2024 period, gross profit increased by 0.9%, and as a percentage of net sales decreased by 128 basis points to 30.1%, compared to the 2023 period, driven primarily by increased shrink, increased markdowns, a greater proportion of sales coming from the consumables category and increased inventory damages, partially offset by a lower LIFO provision.

Selling, General & Administrative Expenses. SG&A was 24.6% as a percentage of net sales in the 2024 period compared to 23.9% in the comparable 2023 period, an increase of 76 basis points. The primary expenses that were a higher percentage of net sales in the current year period were retail labor, depreciation and amortization, technology-related expenses and store occupancy costs.

Interest Expense, net. Interest expense, net decreased by $26.8 million to $140.6 million in the 2024 period primarily due to higher cash balances.

Income Taxes. The effective income tax rate for the 2024 period was 22.8% compared to a rate of 22.3% for the 2023 period which represents a net increase of 50 percentage points. The tax rate for the 2024 period was higher than the comparable 2023 period primarily due to an increase in the state effective rate and expense from stock-based compensation offset by the effect of certain rate-impacting items, such as federal tax credits, on lower earnings before taxes in the 2024 period.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 46% of our total assets, exclusive of operating lease assets, goodwill and other intangible assets, as of August 2, 2024. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year, as discussed below. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Changes in Cash Flows

Unless otherwise noted, all references to the 2024 and 2023 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 26-week periods ended August 2, 2024 and August 4, 2023, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $1.653 billion in the 2024 period, which represents a $926.0 million increase compared to the 2023 period. Changes in merchandise inventories resulted in a $23.4 million decrease in the 2024 period as compared to a decrease of $817.0 million in the 2023 period as further discussed below. Changes in accounts payable resulted in a $306.3 million increase in the 2024 period compared to a $107.8 million increase in the 2023 period, due primarily to the timing of inventory receipts and related payments. Changes in accrued expenses resulted in a $109.8 million increase in 2024 compared to a $12.4 million decrease in 2023 due primarily to the timing of accruals and payments for incentive compensation and sales tax. Net income decreased $245.7 million in the 2024 period compared to the 2023 period. Changes in income taxes in the 2024 period compared to the 2023 period are primarily due to the amount of income tax accrued and timing of payments.

On an ongoing basis, we closely monitor and manage our inventory balances, which may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Total merchandise inventories were flat in the 2024 period compared to an increase of 11% in the 2023 period. Percent changes in our four inventory categories for the 2024 period compared to the 2023 period were as follows:

	26 Weeks Ended
	August 2,	August 4,
Increase (decrease)	2024	2023
Consumables	—%	23%
Seasonal	1	(2)
Home products	2	(9)
Apparel	—	2

Cash flows from investing activities. Significant components of property and equipment purchases included the following approximate amounts:

	26 Weeks Ended
	August 2,	August 4,
(amounts in millions, except store count amounts)	2024	2023
Existing stores improvements, upgrades, remodels, and relocations	$255.0	$308.4
Distribution and transportation-related capital expenditures	198.7	228.8
New stores primarily for leasehold improvements, fixtures and equipment	216.1	193.8
Information systems upgrades and technology-related projects	19.6	22.6
Other	6.2	14.4
Total purchases of property and equipment	$695.6	$768.0

Store Counts
New stores	410	427
Remodeled or relocated	987	1238

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

Cash flows from financing activities. During the 2024 and 2023 periods, we paid cash dividends of $259.5 million and $258.9 million, respectively. During the 2023 period, we had proceeds from the issuance of long-term debt of $1.5 billion, and net commercial paper borrowings decreased by $1.2 billion.

Share Repurchase Program

As of August 2, 2024 our common stock repurchase program had a total remaining authorization of approximately $1.38 billion. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. To preserve our investment grade credit rating and maintain financial flexibility, we did not repurchase any shares under this program in the first half of 2024 and do not plan to repurchase shares during the remainder of the year. The repurchase authorization has no expiration date, and future repurchases will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. The repurchase program may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended August 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.OTHER INFORMATION.

Insider Trading Arrangements. During our fiscal quarter ended August 2, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act, throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “accelerate,” “aim,” “anticipate,” “believe,” “can,” “confident,” “continue,” “committed,” “could,” “designed to,” “ensure,” “estimate,” “expect,” “focused on,” “forecast,” “future,” “goal,” “going forward,” “intend,” “likely,” “long-term,” “looking ahead,” “look to,” “may,” “moving forward,” “objective,” “ongoing,” “on track,” “opportunity,” “outlook,” “over time,” “plan,” “position,” “potential,” “predict,” “project,” “prospect,” “scheduled,” “seek,” “should,” “strive,” “subject to,” “uncertain,” “will” or “would” and similar expressions that concern our strategies, plans, initiatives, intentions, outlook or beliefs about future occurrences or results. For example, all statements relating to, among others, the following are forward-looking statements:

●	our projections and expectations regarding expenditures, costs, cash flows, results of operations, financial condition and liquidity;
●	our expectations regarding economic and competitive market conditions;
●	our plans, objectives, and expectations regarding future operations, growth, investments and initiatives, including but not limited to our real estate, store growth and international expansion plans, store formats or concepts, shrink and damages reduction actions, inventory reduction efforts, and anticipated progress and impact of our strategic initiatives (including but not limited to our digital initiatives, DG Media Network, DG Fresh, self-checkout, and pOpshelf) and our merchandising, margin enhancing, distribution/transportation efficiency (including but not limited to self-distribution), store manager turnover reduction and other initiatives;
●	expectations regarding sales and mix of consumable and non-consumable products, customer traffic, basket size, shrink and inventory levels;
●	expectations regarding inflationary and labor pressures;
●	expectations regarding cash dividends and stock repurchases;
●	anticipated borrowing under our credit agreement and our commercial paper program;
●	potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including without limitation potential further federal, state and/or local minimum wage increases or changes to salary levels required for certain overtime-exempt positions, as well as changes to certain government assistance programs, such as SNAP benefits, unemployment benefits, and economic stimulus payments and the student loan forbearance program, or potential changes to the corporate tax rate; and
●	expected outcome or effect of pending or threatened legal disputes, governmental actions, litigation or audits.

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

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

10.1

Form of Restricted Stock Unit Award Agreement (approved May 28, 2024) for annual awards beginning May 2024 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2024, filed with the SEC on May 30, 2024 (file no. 001-11421))

10.2

Form of Restricted Stock Unit Award Agreement (approved August 27, 2024) for awards beginning August 2024 to new non-employee directors of Dollar General Corporation other than annual awards pursuant to the Dollar General Corporation 2021 Stock Incentive Plan

15	Letter re unaudited interim financial information
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350
101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2024 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in her capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	August 29, 2024	By:	/s/ Kelly M. Dilts
Kelly M. Dilts Executive Vice President & Chief Financial Officer