Form 10-Q
period 2024-11-01
DOLLAR GENERAL CORP
filed 2024-12-05
CIK 29534

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2024

or

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

The Registrant had 219,925,670 shares of common stock outstanding on November 29, 2024.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act, throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “accelerate,” “aim,” “assume,” “anticipate,” “believe,” “can,” “committed,” “confident,” “continue,” “could,” “drive,” “estimate,” “expect,” “focused on,” “forecast,” “future,” “goal,” “intend,” “likely,” “long-term,” “looking ahead,” “look to,” “may,” “moving forward,” “objective,” “ongoing,” “opportunity,” “outlook,” “over time,” “plan,” “position,” “potential,” “predict,” “project,” “prospect,” “scheduled,” “seek,” “should,” “strive,” “subject to,” “uncertain,” “will” or “would” and similar expressions that concern our strategies, plans, initiatives, intentions, outlook or beliefs about future occurrences or results. For example, all statements relating to, among others, the following are forward-looking statements:

●	our projections and expectations regarding expenditures, costs, cash flows, results of operations, financial condition and liquidity;
●	our expectations regarding economic and competitive market conditions;
●	our plans, objectives, and expectations regarding future operations, growth, investments and initiatives, including but not limited to our real estate, store growth and international expansion plans, store formats or concepts, shrink and damages reduction actions, inventory reduction efforts, and anticipated progress and impact of our strategic initiatives (including but not limited to our digital initiatives, DG Media Network, DG Fresh, self-checkout, and pOpshelf) and our merchandising, margin enhancing, distribution/transportation efficiency (including but not limited to self-distribution), store manager turnover reduction and other initiatives;
●	expectations regarding sales and mix of consumable and non-consumable products, customer traffic, basket size, shrink, damages and inventory levels;
●	expectations regarding inflationary and labor pressures;
●	expectations regarding cash dividends and stock repurchases;
●	anticipated borrowing under our credit agreement and our commercial paper program;
●	potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including without limitation potential further federal, state and/or local minimum wage increases or changes to salary levels required for certain overtime-exempt positions, as well as changes to certain government assistance programs, such as Supplemental Nutrition Assistance Program (“SNAP“) benefits, unemployment benefits, and economic stimulus payments, or potential changes to the corporate tax rate; and
●	expected outcome or effect of pending or threatened legal disputes, governmental actions, litigation or audits.

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

●	failure to achieve or sustain our strategies, initiatives and investments, including those relating to merchandising (including those related to non-consumable products), real estate and new store development, international expansion, store formats and concepts, digital, marketing, shrink, damages, sourcing, private brand, inventory management, supply chain, private fleet, store operations, expense reduction, technology, pOpshelf, self-checkout, and DG Media Network;

●	competitive pressures and changes in the competitive environment and the geographic and product markets where we operate, including, but not limited to, pricing, promotional activity, expanded availability of mobile, web-based and other digital technologies, and alliances or other business combinations;

●	failure to timely and cost-effectively execute our real estate projects or to anticipate or successfully address the challenges imposed by our expansion, including into new countries or domestic markets, states, or urban or suburban areas;

●	levels of inventory shrinkage and damages;

●	failure to successfully manage inventory balances and in-stock levels, as well as to predict customer trends, spending levels, or price sensitivity;

●	failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws, or our or one of our vendors falling victim to a cyberattack (which risk is heightened as a result of political uncertainty involving China, the current conflict between Russia and Ukraine and the conflict in the Middle East) that prevents us from operating all or a portion of our business;

●	damage or interruption to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing, implementing or integrating new technology;

●	a significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory; increased fuel or transportation costs; issues related to supply chain disruptions or seasonal buying pattern disruptions; or delays in constructing, opening or staffing new distribution centers (including temperature-controlled distribution centers);

●	risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade (for example, political uncertainty involving China, disruptive political events such as the conflict between Russia and Ukraine and the conflict in the Middle East, and port labor disputes/agreements);

●	natural disasters, unusual weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises (for example, the COVID-19 pandemic), political or civil unrest, acts of war, violence or terrorism, and disruptive global political events (for example, political uncertainty involving China, the conflict between Russia and Ukraine and the conflict in the Middle East);

●	product liability, product recall or other product safety or labeling claims;

●	incurrence of material uninsured losses, excessive insurance costs or accident costs;

●	failure to attract, develop and retain qualified employees while controlling labor costs (including the heightened possibility of increased federal and further increased state and/or local minimum wage rates/salary levels, including the effects of regulatory changes related to the overtime exemption under the Fair Labor Standards Act if implemented as currently written) and other labor issues, including employee safety issues and employee expectations and productivity;

●	loss of key personnel or inability to hire additional qualified personnel, ability to successfully execute management transitions within our senior leadership, or inability to enforce non-compete agreements that we have in place with management personnel or enter into new non-compete agreements;

●	risks associated with our private brands, including, but not limited to, our level of success in improving their gross profit rate at expected levels;

●	failure to protect our reputation;

●	seasonality of our business;

●	the impact of changes in or noncompliance with governmental regulations and requirements, including, but not limited to, those dealing with the sale of products, including without limitation, product and food safety, marketing, labeling or pricing; information security and privacy; labor and employment; employee wages, salary levels and benefits (including the heightened possibility of increased federal and further increased state and/or local minimum wage rates and the effects of regulatory changes related to the overtime exemption under the Fair Labor Standards Act if implemented as currently written); health and safety; real property; public accommodations; imports and customs; transportation; intellectual property; bribery; climate change; and environmental compliance (including required public disclosures related thereto), as well as tax laws (including those related to the federal, state or foreign corporate tax rate), the interpretation of existing tax laws, or our failure to sustain our reporting positions negatively affecting our tax rate, and developments in or outcomes of private actions, class actions, multi-district litigation, arbitrations, derivative actions, administrative proceedings, regulatory actions or other litigation or of inquiries from federal, state and local agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress, and other local, state, federal and international governmental authorities;

●	new accounting guidance or changes in the interpretation or application of existing guidance;

●	deterioration in market conditions, including market disruptions, adverse conditions in the financial markets including financial institution failures, limited liquidity and interest rate increases, changes in our credit profile (including any downgrade to our credit ratings), compliance with covenants and restrictions under our debt agreements, and the amount of our available excess capital;

●	factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended February 2, 2024; and

●	factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	November 1,	February 2,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$537,257	$537,283
Merchandise inventories	7,118,974	6,994,266
Income taxes receivable	115,698	112,262
Prepaid expenses and other current assets	404,587	366,913
Total current assets	8,176,516	8,010,724
Net property and equipment	6,349,376	6,087,722
Operating lease assets	11,337,191	11,098,228
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,700	1,199,700
Other assets, net	59,043	60,628
Total assets	$31,460,415	$30,795,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$519,351	$768,645
Current portion of operating lease liabilities	1,445,071	1,387,083
Accounts payable	4,045,404	3,587,374
Accrued expenses and other	1,086,412	971,890
Income taxes payable	14,459	10,709
Total current liabilities	7,110,697	6,725,701
Long-term obligations	5,723,053	6,231,539
Long-term operating lease liabilities	9,878,707	9,703,499
Deferred income taxes	1,138,086	1,133,784
Other liabilities	267,287	251,949
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	192,435	192,206
Additional paid-in capital	3,802,436	3,757,005
Retained earnings	3,344,211	2,799,415
Accumulated other comprehensive income (loss)	3,503	493
Total shareholders’ equity	7,342,585	6,749,119
Total liabilities and shareholders' equity	$31,460,415	$30,795,591

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	November 1,	November 3,	November 1,	November 3,
	2024	2023	2024	2023
Net sales	$10,183,428	$9,694,082	$30,307,810	$28,833,095
Cost of goods sold	7,247,128	6,881,554	21,319,882	20,020,407
Gross profit	2,936,300	2,812,528	8,987,928	8,812,688
Selling, general and administrative expenses	2,612,498	2,379,054	7,568,060	6,946,042
Operating profit	323,802	433,474	1,419,868	1,866,646
Interest expense, net	67,849	82,289	208,412	249,664
Income before income taxes	255,953	351,185	1,211,456	1,616,982
Income tax expense	59,424	74,939	277,420	357,521
Net income	$196,529	$276,246	$934,036	$1,259,461
Earnings per share:
Basic	$0.89	$1.26	$4.25	$5.74
Diluted	$0.89	$1.26	$4.24	$5.73
Weighted average shares outstanding:
Basic	219,921	219,480	219,857	219,359
Diluted	219,997	219,799	220,038	219,953

Dividends per share	$0.59	$0.59	$1.77	$1.77

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 39 weeks ended
	November 1,	November 3,	November 1,	November 3,
	2024	2023	2024	2023
Net income	$196,529	$276,246	$934,036	$1,259,461
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $11, $0, $11, and $61, respectively	1,218	(761)	3,010	211
Comprehensive income	$197,747	$275,485	$937,046	$1,259,672

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balances, August 2, 2024	219,911	$192,423	$3,788,091	$3,277,439	$2,285	$7,260,238
Net income	—	—	—	196,529	—	196,529
Dividends paid, $0.59 per common share	—	—	—	(129,757)	—	(129,757)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	1,218	1,218
Share-based compensation expense	—	—	14,054	—	—	14,054
Other equity and related transactions	14	12	291	—	—	303
Balances, November 1, 2024	219,925	$192,435	$3,802,436	$3,344,211	$3,503	$7,342,585

Balances, August 4, 2023	219,470	$192,039	$3,724,200	$2,380,451	$1,015	$6,297,705
Net income	—	—	—	276,246	—	276,246
Dividends paid, $0.59 per common share	—	—	—	(129,496)	—	(129,496)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	(761)	(761)
Share-based compensation expense	—	—	6,811	—	—	6,811
Other equity and related transactions	20	14	1,365	—	—	1,379
Balances, November 3, 2023	219,490	$192,053	$3,732,376	$2,527,201	$254	$6,451,884

Balances, February 2, 2024	219,663	$192,206	$3,757,005	$2,799,415	$493	$6,749,119
Net income	—	—	—	934,036	—	934,036
Dividends paid, $1.77 per common share	—	—	—	(389,240)	—	(389,240)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	3,010	3,010
Share-based compensation expense	—	—	48,694	—	—	48,694
Other equity and related transactions	262	229	(3,263)	—	—	(3,034)
Balances, November 1, 2024	219,925	$192,435	$3,802,436	$3,344,211	$3,503	$7,342,585

Balances, February 3, 2023	219,105	$191,718	$3,693,871	$1,656,140	$43	$5,541,772
Net income	—	—	—	1,259,461	—	1,259,461
Dividends paid, $1.77 per common share	—	—	—	(388,400)	—	(388,400)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	211	211
Share-based compensation expense	—	—	40,704	—	—	40,704
Other equity and related transactions	385	335	(2,199)	—	—	(1,864)
Balances, November 3, 2023	219,490	$192,053	$3,732,376	$2,527,201	$254	$6,451,884

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	November 1,	November 3,
	2024	2023
Cash flows from operating activities:
Net income	$934,036	$1,259,461
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	718,093	625,817
Deferred income taxes	4,302	91,158
Noncash share-based compensation	48,695	40,704
Other noncash (gains) and losses	50,351	79,001
Change in operating assets and liabilities:
Merchandise inventories	(147,512)	(661,611)
Prepaid expenses and other current assets	(37,952)	(50,846)
Accounts payable	494,807	108,757
Accrued expenses and other liabilities	137,937	3,802
Income taxes	314	(61,462)
Other	(7,908)	7,238
Net cash provided by (used in) operating activities	2,195,163	1,442,019

Cash flows from investing activities:
Purchases of property and equipment	(1,037,097)	(1,240,507)
Proceeds from sales of property and equipment	2,127	4,963
Net cash provided by (used in) investing activities	(1,034,970)	(1,235,544)

Cash flows from financing activities:
Issuance of long-term obligations	—	1,498,260
Repayments of long-term obligations	(765,625)	(14,362)
Net increase (decrease) in commercial paper outstanding	—	(1,303,800)
Borrowings under revolving credit facilities	—	500,000
Repayments of borrowings under revolving credit facilities	—	(500,000)
Costs associated with issuance of debt	(2,320)	(12,438)
Payments of cash dividends	(389,237)	(388,381)
Other equity and related transactions	(3,037)	(1,883)
Net cash provided by (used in) financing activities	(1,160,219)	(222,604)
Net increase (decrease) in cash and cash equivalents	(26)	(16,129)
Cash and cash equivalents, beginning of period	537,283	381,576
Cash and cash equivalents, end of period	$537,257	$365,447

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$1,321,389	$1,248,662
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$111,360	$140,724

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of November 1, 2024, and results of operations for the 13-week and 39-week accounting periods ended November 1, 2024 and November 3, 2023, have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $7.1 million and $11.3 million in the respective 13-week periods, and $27.9 million and $59.7 million in the respective 39-week periods, ended November 1, 2024 and November 3, 2023. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

We utilize supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell our payment obligations to designated third party financial institutions. As of November 1, 2024 and February 2, 2024, the amount of obligations outstanding that the Company has confirmed with the financial institutions under the supply chain finance program were $344.0 million and $306.8 million, respectively.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued new required disclosures for disaggregated expense information. The update is intended to improve the disclosures about expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The update is effective for fiscal years beginning after December 15, 2026. The Company is currently assessing the impact of the adoption of this required disclosure.

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

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended November 1, 2024			13 Weeks Ended November 3, 2023
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$196,529	219,921	$0.89	$276,246	219,480	$1.26
Effect of dilutive share-based awards		76			319
Diluted earnings per share	$196,529	219,997	$0.89	$276,246	219,799	$1.26

	39 Weeks Ended November 1, 2024			39 Weeks Ended November 3, 2023
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$934,036	219,857	$4.25	$1,259,461	219,359	$5.74
Effect of dilutive share-based awards		181			594
Diluted earnings per share	$934,036	220,038	$4.24	$1,259,461	219,953	$5.73

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were approximately 0.2 million and 0.1 million in the respective 13-week periods and 0.1 million in each of the 39-week periods ended November 1, 2024 and November 3, 2023.

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

The Company’s 2020 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2021 through 2023 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, with few exceptions, the Company’s 2020 and later tax years remain open for examination by the various state taxing authorities.

As of November 1, 2024, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $13.7 million, $1.9 million and $0.8 million, respectively, for a total of $16.4 million. The uncertain tax liability is reflected in noncurrent other liabilities in the condensed consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $2.1 million in the coming twelve months resulting from expiring statutes of limitations or settlements. As of November 1, 2024, approximately $13.7 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week and 39-week periods ended November 1, 2024 was 23.2% and 22.9% respectively, compared to a rate of 21.3% and 22.1% for the 13-week and 39-week periods ended November 3, 2023. The effective income tax rate was higher for the 13-week period in 2024 than the comparable 13-week period in 2023 primarily due to decreased benefit from federal tax credits offset by the effect of certain rate-impacting items on lower earnings before taxes. The effective income tax rate was higher for the 39-week period in 2024 than the comparable 39-week period in 2023 primarily due to an increase in the state effective tax rate, expense from stock-based compensation and less benefit from federal tax credits offset by the effect of certain rate-impacting items on lower earnings before taxes in the 39-week period in 2024.

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

4.Leases

As of November 1, 2024, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases, and the associated assets and liabilities are presented as separate captions in the condensed consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the condensed consolidated balance sheets. At November 1, 2024, the weighted-average remaining lease term for the Company’s operating leases was 9.5 years, and the weighted average discount rate for such leases was 4.5%. Operating lease costs are reflected as selling, general and administrative costs in the condensed consolidated statements of income. For the 39-week periods ended November 1, 2024 and November 3, 2023, such costs were $1.41 billion and $1.30 billion, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $1.42 billion and $1.30 billion, respectively, were reflected in cash flows from operating activities in the condensed consolidated statements of cash flows for the 39-week periods ended November 1, 2024 and November 3, 2023.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	November 1,	February 2,
(In thousands)	2024	2024
Revolving Facility	$—	$—
364-Day Revolving Facility	—	—
Unsecured commercial paper notes	—	—
4.250% Senior Notes due September 20, 2024 (net of discount of $0 and $230)	—	749,770
4.150% Senior Notes due November 1, 2025 (net of discount of $94 and $162)	499,906	499,838
3.875% Senior Notes due April 15, 2027 (net of discount of $124 and $160)	599,876	599,840
4.625% Senior Notes due November 1, 2027 (net of discount of $326 and $400)	549,674	549,600
4.125% Senior Notes due May 1, 2028 (net of discount of $197 and $237)	499,803	499,763
5.200% Senior Notes due July 5, 2028 (net of discount of $105 and $124)	499,895	499,876
3.500% Senior Notes due April 3, 2030 (net of discount of $393 and $441)	954,157	951,240
5.000% Senior Notes due November 1, 2032 (net of discount of $2,006 and $2,155)	697,994	697,845
5.450% Senior Notes due July 5, 2033 (net of discount of $1,428 and $1,521)	998,572	998,479
4.125% Senior Notes due April 3, 2050 (net of discount of $4,596 and $4,670)	495,404	495,330
5.500% Senior Notes due November 1, 2052 (net of discount of $285 and $288)	299,715	299,712
Other	185,641	200,418
Debt issuance costs, net	(38,233)	(41,527)
	$6,242,404	$7,000,184
Less: current portion	(519,351)	(768,645)
Long-term obligations	$5,723,053	$6,231,539

Revolving Facility

On September 3, 2024, the Company entered into an amended and restated credit agreement which provides for a $2.375 billion unsecured five-year revolving credit facility (the “Revolving Facility”) and allows for a subfacility for letters of credit of up to $100 million, of which $70 million is currently committed. The Revolving Facility is scheduled to mature on September 3, 2029.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of November 1, 2024 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of November 1, 2024, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The credit agreement governing the Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The credit agreement governing the Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of November 1, 2024, the Company was in compliance with all covenants pertaining to the Revolving Facility. The credit agreement governing the Revolving Facility also contains customary events of default.

As of November 1, 2024, the Company had no outstanding borrowings, no outstanding letters of credit, and $2.375 billion of borrowing availability under the Revolving Facility that, due to the Company’s intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $2.2 billion. In addition, as of November 1, 2024, the Company had outstanding letters of credit of $54.8 million which were issued pursuant to separate agreements.

364-Day Revolving Facility

The Company had a 364-day $750 million unsecured revolving credit facility (the “364-Day Revolving Facility”) which expired on January 30, 2024.

Commercial Paper

As of November 1, 2024, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of November 1, 2024, the Company’s condensed consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $195.0 million and $197.7 million at November 1, 2024 and February 2, 2024, respectively, were held by a wholly-owned subsidiary of the Company and are therefore not reflected in the condensed consolidated balance sheets.

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

In September 2024, the Company redeemed $750.0 million aggregate principal amount of outstanding 4.25% senior notes due September 2024. There was no gain or loss associated with the redemption.

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of November 1, 2024.

The following table presents the Company’s liabilities required to be measured at fair value as of November 1, 2024, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	November 1,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2024
Liabilities:
Current and long-term obligations (a)	$5,839,279	$185,641	$—	$6,024,920
Deferred compensation (b)	47,897	—	—	47,897
(a)	Included in the condensed consolidated balance sheet at book value as current portion of long-term obligations of $519,351 and long-term obligations of $5,723,053.
(b)	Reflected at fair value in the condensed consolidated balance sheet as accrued expenses and other current liabilities of $3,270 and noncurrent other liabilities of $44,627.

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

On November 27, 2023, and November 30, 2023, respectively, the following putative shareholder class action lawsuits were filed in the United States District Court for the Middle District of Tennessee in which the plaintiffs allege that during the putative class periods noted below, the Company and certain of its current and former officers violated the federal securities laws by misrepresenting the impact of alleged store labor, inventory, pricing and other practices on the Company’s financial results and prospects: Washtenaw County Employees’ Retirement System v. Dollar General Corporation, et al. (Case No. 3:23-cv-01250) (putative class period of May 28, 2020 to August 30, 2023) (“Washtenaw County”); Robert J. Edmonds v. Dollar General Corporation, et al. (Case No. 3:23-cv-01259) (putative class period of February 23, 2023 to August 31, 2023) (“Edmonds”) (collectively, the “Shareholder Securities Litigation”). The plaintiffs seek compensatory damages, equitable/injunctive relief, pre- and post-judgment interest and attorneys’ fees and costs. The Edmonds matter was voluntarily dismissed on January 19, 2024. On April 4, 2024, the court appointed lead plaintiffs and lead counsel in the Shareholder Securities Litigation. On June 17, 2024, lead plaintiffs filed a consolidated amended complaint, adding a claim that lead plaintiffs and certain members of the putative class purchased shares of the Company’s common stock contemporaneously with common stock sales by certain individual defendants. On October 17, 2024, lead plaintiffs filed a second consolidated amended complaint, expanding the putative class period to cover May 28, 2020 to August 28, 2024. On November 15, 2024, Defendants moved to dismiss the second consolidated amended complaint. Briefing on Defendants’ motion to dismiss is scheduled to be completed on February 21, 2025.

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

The Company manages its business on the basis of one reportable operating segment. As of November 1, 2024, the Company’s retail store operations were primarily located within the United States, with seven retail stores in Mexico. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(in thousands)	2024	2023	2024	2023
Classes of similar products:
Consumables	$8,445,659	$7,940,527	$25,053,726	$23,445,031
Seasonal	940,233	940,632	2,958,509	2,979,474
Home products	522,355	534,471	1,481,369	1,582,305
Apparel	275,181	278,452	814,206	826,285
Net sales	$10,183,428	$9,694,082	$30,307,810	$28,833,095

9.	Common stock transactions

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

Pursuant to its common stock repurchase program, during the 39-week periods ended November 1, 2024 and November 3, 2023, respectively, the Company repurchased no shares of its common stock in the open market.

The Company paid a cash dividend of $0.59 per share for each of the first three quarters of 2024. In December 2024, the Board declared a quarterly cash dividend of $0.59 per share, which is payable on or before January 21, 2025, to shareholders of record on January 7, 2025. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity, and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of November 1, 2024, the related condensed consolidated statements of income, comprehensive income, shareholders’ equity for the thirteen and thirty-nine week periods ended November 1, 2024 and November 3, 2023, and cash flows for the thirty-nine week periods ended November 1, 2024 and November 3, 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
December 5, 2024

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 20,523 stores located in 48 U.S. states and Mexico as of November 1, 2024, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. Our first stores in Mexico opened in 2023. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices often at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, inflation, wage growth, changes in U.S. and global trade policy, and changes in U.S. government policy and assistance programs (including cost of living adjustments), such as SNAP, unemployment benefits, and economic stimulus programs. Finally, significant unseasonable or unusual weather patterns or extreme weather, such as that discussed below, can impact customer shopping behaviors.

Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. Our customers continue to feel constrained in the current macroeconomic environment and continue to experience elevated expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, energy and fuel prices, as well as cost inflation in frequently purchased household products (including food). Furthermore, certain of our customers have reported that they are relying on credit cards to purchase basic household items. Accordingly, we expect our customers’ spending to continue to be pressured overall and particularly in our non-consumables categories. As a result of this pressure, we are experiencing a heavier promotional environment in the second half of 2024 compared to the prior year.

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

We continue to experience significant levels of inventory shrink. Although we continue to take actions designed to reduce shrink, including refinement of our self-checkout strategy, and believe these actions are starting to positively impact the trend, we anticipate shrink will nonetheless materially pressure our fiscal 2024 full-year financial results. Damages have also pressured financial results this fiscal year, and we expect this to continue at least through the remainder of the year.

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

We also remain focused on capturing growth opportunities. In the third quarter of 2024, we opened a total of 207 new stores, remodeled 434 stores, and relocated 27 stores. In fiscal 2024 we plan to open approximately 730 new stores (including pOpshelf stores and stores in Mexico), remodel approximately 1,620 stores, and relocate approximately 85 stores. In fiscal 2025, we plan to open approximately 575 new stores (as well as up to 15 stores in Mexico), fully remodel approximately 2,000 stores, with an additional 2,250 stores partially remodeled, and relocate approximately 45 stores, for a total of 4,885 real estate projects.

pOpshelf is a unique retail concept focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. In light of the softer discretionary sales environment, we have converted certain pOpshelf stores to Dollar General stores, and do not believe opening new stores in fiscal 2025 is the best use of capital. We continue to evaluate the right next steps for the pOpshelf banner. At the end of the third quarter of 2024, we operated 231 standalone pOpshelf stores.

We expect store format innovation to allow us to capture additional growth opportunities as we continue to utilize the most productive of our various Dollar General store formats based on the specific market opportunity. In 2025 we expect the significant majority of the stores to be predominately in one of our 8,500 square foot formats. This format allows for expanded high-capacity-cooler counts, an extended queue line, and a broader product assortment, including an enhanced non-consumable offering, a larger health and beauty section, and produce in select stores.

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

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years, due primarily to market forces such as labor availability, increases in minimum wage rates and increases in property rents and interest rates. Significant or rapid increases to federal, and further increases to state or local, minimum wage rates or salary levels could significantly adversely affect our earnings if we are not able to otherwise offset these increased labor costs elsewhere in our business. In April 2024 the U.S. Department of Labor announced a final rule that, if implemented as written, would have increased the minimum salary thresholds required for employees who are exempt from the Fair Labor Standards Act’s overtime requirements and materially increased the Company’s labor costs beginning in 2025. A federal court recently struck down the rule, and it is unknown at this time whether the Department of Labor will appeal this ruling.

While we believe the overall growth rate of inflation is continuing to moderate, ongoing inflationary pressures will continue to affect our operating results and our vendors and customers. Moreover, increases in market interest rates have had a negative impact on our interest expense. Both inflation and higher interest rates have significantly increased new store opening costs and occupancy costs, and while we continue to have strong new store returns and plan to grow our store base significantly in 2024 and 2025, these increased costs have negatively impacted our projected new store returns and influenced our new store growth plans.

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

During the third quarter of 2024, multiple hurricanes made landfall in the southern United States. The storms resulted in extensive damage and flooding throughout the Southeast. We incurred $32.7 million of incremental SG&A expense in the third quarter of 2024 as a result of these storms and accompanying floods, and we anticipate an estimated negative SG&A impact of approximately $10 million in the fourth quarter of 2024.

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

Highlights of our 2024 third quarter results of operations, compared to the 2023 third quarter, and our financial condition at November 1, 2024, are set forth below. Basis points amounts referred to below are equal to 0.01% as a percentage of net sales.

●	Net sales increased 5.0% to $10.18 billion driven primarily by new stores and a 1.3% increase in same-store sales. Average sales per square foot for all stores over the 52-week period ended November 1, 2024 were $263.

●	Gross profit, as a percentage of net sales, was 28.8% in the 2024 period and 29.0% in the 2023 period, a decrease of 18 basis points, primarily reflecting increased markdowns and damages and a greater proportion of sales coming from the consumables category.

●	SG&A expense, as a percentage of net sales, was 25.7% in the 2024 period compared to 24.5% in the 2023 period, an increase of 111 basis points, primarily due to hurricane-related costs, higher retail labor, and depreciation and amortization as a percentage of net sales.

●	Operating profit decreased 25.3% to $323.8 million in the 2024 period compared to $433.5 million in the 2023 period.

●	Interest expense, net decreased by $14.4 million in the 2024 period compared to the 2023 period primarily driven by higher average cash balances.

●	The effective income tax rate for the 2024 period was 23.2% compared to a rate of 21.3% for the 2023 period primarily due to decreased benefit from federal tax credits.

●	Net income was $196.5 million, or $0.89 per diluted share, in the 2024 period compared to net income of $276.2 million, or $1.26 per diluted share, in the 2023 period.

Highlights of the year-to-date period of 2024 include:

●	Cash generated from operating activities was $2.195 billion for the 2024 period, an increase of $753.1 million, or 52.2%, from the comparable 2023 period.

●	Total cash dividends of $389.2 million, or $1.77 per share, were paid during the 2024 period, compared to $388.4 million, or $1.77 per share, in the comparable 2023 period.

●	Inventory turnover was 4.0 times on a rolling four-quarter basis. On a per store basis, inventories at November 1, 2024 decreased by 7.0% compared to the balances at November 3, 2023.

The above discussion is a summary only. Readers should refer to the detailed discussion of our results of operations below in the current year period as compared with the prior year period as well as our financial condition at November 1, 2024.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2024 and 2023, which represent the 52-week fiscal years ending or ended January 31, 2025 and February 2, 2024, respectively. References to the third quarter accounting periods for 2024 and 2023 contained herein refer to the 13-week accounting periods ended November 1, 2024 and November 3, 2023, respectively.

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

The following table contains results of operations data for the third 13-week periods and the 39-week periods of 2024 and 2023, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2024 vs. 2023		39 Weeks Ended		2024 vs. 2023
(amounts in millions, except	November 1,	November 3,	Amount	%	November 1,	November 3,	Amount	%
per share amounts)	2024	2023	Change	Change	2024	2023	Change	Change
Net sales by category:
Consumables	$8,445.7	$7,940.5	$505.1	6.4%	$25,053.7	$23,445.0	$1,608.7	6.9%
% of net sales	82.94%	81.92%			82.66%	81.31%
Seasonal	940.2	940.6	(0.4)	(0.0)	2,958.5	2,979.5	(21.0)	(0.7)
% of net sales	9.23%	9.70%			9.76%	10.33%
Home products	522.4	534.5	(12.1)	(2.3)	1,481.4	1,582.3	(100.9)	(6.4)
% of net sales	5.13%	5.51%			4.89%	5.49%
Apparel	275.2	278.5	(3.3)	(1.2)	814.2	826.3	(12.1)	(1.5)
% of net sales	2.70%	2.87%			2.69%	2.87%
Net sales	$10,183.4	$9,694.1	$489.3	5.0%	$30,307.8	$28,833.1	$1,474.7	5.1%
Cost of goods sold	7,247.1	6,881.6	365.6	5.3	21,319.9	20,020.4	1,299.5	6.5
% of net sales	71.17%	70.99%			70.34%	69.44%
Gross profit	2,936.3	2,812.5	123.8	4.4	8,987.9	8,812.7	175.2	2.0
% of net sales	28.83%	29.01%			29.66%	30.56%
Selling, general and administrative expenses	2,612.5	2,379.1	233.4	9.8	7,568.1	6,946.0	622.0	9.0
% of net sales	25.65%	24.54%			24.97%	24.09%
Operating profit	323.8	433.5	(109.7)	(25.3)	1,419.9	1,866.6	(446.8)	(23.9)
% of net sales	3.18%	4.47%			4.68%	6.47%
Interest expense, net	67.8	82.3	(14.4)	(17.5)	208.4	249.7	(41.3)	(16.5)
% of net sales	0.67%	0.85%			0.69%	0.87%
Income before income taxes	256.0	351.2	(95.2)	(27.1)	1,211.5	1,617.0	(405.5)	(25.1)
% of net sales	2.51%	3.62%			4.00%	5.61%
Income tax expense	59.4	74.9	(15.5)	(20.7)	277.4	357.5	(80.1)	(22.4)
% of net sales	0.58%	0.77%			0.92%	1.24%
Net income	$196.5	$276.2	$(79.7)	(28.9)%	$934.0	$1,259.5	$(325.4)	(25.8)%
% of net sales	1.93%	2.85%			3.08%	4.37%
Diluted earnings per share	$0.89	$1.26	$(0.37)	(29.4)%	$4.24	$5.73	$(1.49)	(26.0)%

13 WEEKS ENDED NOVEMBER 1, 2024 AND NOVEMBER 3, 2023

Net Sales. The net sales increase in the 2024 period was primarily due to sales from new stores and a same-store sales increase of 1.3% compared to the 2023 period, partially offset by the impact of store closures. The increase in same-store sales reflects a 1.1% increase in average transaction amount and a 0.3% increase in customer traffic. The increase in average transaction amount was driven by an increase in items per transaction and, to a lesser degree, higher average retail prices. Same-store sales increased in the consumables category and declined in the home products, seasonal and apparel categories. For the 2024 period, there were 19,421 same-stores, which accounted for sales of $9.7 billion.

Gross Profit. For the 2024 period, gross profit increased by 4.4%, and as a percentage of net sales decreased by 18 basis points to 28.8%, compared to the 2023 period. The decrease in the gross profit rate was driven primarily by increased markdowns, increased inventory damages and a greater proportion of sales coming from the consumables category, partially offset by higher inventory markups, lower shrink and decreased transportation costs.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 25.7% as a percentage of net sales in the 2024 period compared to 24.5% in the comparable 2023 period, an increase of 111 basis points. The primary expenses that were a higher percentage of net sales in the current year period were hurricane-related costs, retail labor and depreciation and amortization, partially offset by a decrease in professional fees. The 2024 period results include approximately $32.7 million of hurricane-related costs, the majority of which were store inventory and property losses.

Interest Expense, net. Interest expense, net decreased by $14.4 million to $67.8 million in the 2024 period primarily due to higher average cash balances.

Income Taxes. The effective income tax rate for the 2024 period was 23.2% compared to a rate of 21.3% for the 2023 period. The tax rate for the 2024 period was higher than the comparable 2023 period primarily due to decreased benefit from federal tax credits offset by the effect of certain rate-impacting items on lower earnings before taxes.

39 WEEKS ENDED NOVEMBER 1, 2024 AND NOVEMBER 3, 2023

Net Sales. The net sales increase in the 2024 period was primarily due to sales from new stores and a same-store sales increase of 1.4% compared to the 2023 period, partially offset by the impact of store closures. The increase in same-store sales reflects a 1.8% increase in customer traffic, partially offset by a 0.4% decrease in average transaction amount. The decrease in average transaction amount was driven by a decline in items per transaction and lower average item retail prices. Same-store sales increased in the consumables category, and declined in the home products, seasonal and apparel categories. For the 2024 period, there were 19,421 same-stores which accounted for sales of $29.0 billion.

Gross Profit. For the 2024 period, gross profit increased by 2.0%, and as a percentage of net sales decreased by 90 basis points to 29.7%, compared to the 2023 period, driven primarily by increased markdowns, a greater proportion of sales coming from the consumables category, increased inventory damages and higher shrink, partially offset by decreased transportation costs and a lower LIFO provision.

Selling, General & Administrative Expenses. SG&A was 25.0% as a percentage of net sales in the 2024 period compared to 24.1% in the comparable 2023 period, an increase of 88 basis points. The primary expenses that were a higher percentage of net sales in the current year period were retail labor, technology-related expenses, depreciation and amortization and hurricane-related costs.

Interest Expense, net. Interest expense, net decreased by $41.3 million to $208.4 million in the 2024 period primarily due to higher average cash balances.

Income Taxes. The effective income tax rate for the 2024 period was 22.9% compared to a rate of 22.1% for the 2023 period. The tax rate for the 2024 period was higher than the comparable 2023 period primarily due to an increase in the state effective rate, expense from stock-based compensation and decreased benefit from federal tax credits offset by the effect of certain rate-impacting items on lower earnings before taxes in the 39-week period in 2024.

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

We amended and restated the credit agreement governing the Revolving Facility on September 3, 2024, which now provides $2.375 billion of liquidity and matures on September 3, 2029. Additionally, on September 20, 2024, we redeemed the $750.0 million aggregate principal amount of outstanding 4.25% senior notes due in September 2024.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 49% of our total assets, exclusive of operating lease assets, goodwill and other intangible assets, as of November 1, 2024. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year, as discussed below. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

From time to time, we are involved in various legal matters as discussed in Note 7 to the unaudited condensed consolidated financial statements, some of which could potentially result in material cash payments. Adverse developments in these matters could materially and adversely affect our liquidity.

Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will maintain or improve our current credit ratings, particularly, if we are unable to lower our leverage ratios to levels and within time frames deemed acceptable to the rating agencies. The credit ratings for our borrowings are as follows:

Rating Agency	Senior unsecured debt rating	Commercial paper rating	Outlook
Moody’s	Baa2	P-2	Negative outlook
Standard & Poor’s	BBB	A-2	Negative outlook

Changes in Cash Flows

Unless otherwise noted, all references to the 2024 and 2023 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 39-week periods ended November 1, 2024 and November 3, 2023, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $2.195 billion in the 2024 period, which represents a $753.1 million increase compared to the 2023 period. Changes in merchandise inventories resulted in a $147.5 million decrease in the 2024 period as compared to a decrease of $661.6 million in the 2023 period as further discussed below. Changes in accounts payable resulted in a $494.8 million increase in the 2024 period compared to a $108.8 million increase in the 2023 period, due primarily to the timing of inventory receipts and related payments. Changes in accrued expenses resulted in a $137.9 million increase in 2024 compared to a $3.8 million increase in 2023 due primarily to the timing of accruals and payments for incentive compensation and sales tax. Net income decreased $325.4 million in the 2024 period compared to the 2023 period. Changes in income taxes in the 2024 period compared to the 2023 period are primarily due to the amount of income tax payments.

On an ongoing basis, we closely monitor and manage our inventory balances, which may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Total merchandise inventories increased 2% in the 2024 period compared to an increase of 9% in the 2023 period. Percent changes in our four inventory categories for the 2024 period compared to the 2023 period were as follows:

	39 Weeks Ended
	November 1,	November 3,
Increase (decrease)	2024	2023
Consumables	1%	23%
Seasonal	3	(7)
Home products	3	(17)
Apparel	7	6

Cash flows from investing activities. Significant components of property and equipment purchases included the following approximate amounts:

	39 Weeks Ended
	November 1,	November 3,
(amounts in millions, except store count amounts)	2024	2023
Existing stores improvements, upgrades, remodels, and relocations	$451.1	$461.8
Distribution and transportation-related capital expenditures	287.8	390.1
New stores primarily for leasehold improvements, fixtures and equipment	258.8	333.7
Information systems upgrades and technology-related projects	31.0	38.8
Other	8.4	16.1
Total purchases of property and equipment	$1,037.1	$1,240.5

Store Counts
New stores	617	690
Remodeled or relocated	1,448	1,827

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

Cash flows from financing activities. During the 2024 period, we had repayments of long-term debt of $750.0 million. During the 2024 and 2023 periods, we paid cash dividends of $389.2 million and $388.4 million, respectively. During the 2023 period, we had proceeds from the issuance of long-term debt of $1.5 billion, and net commercial paper borrowings decreased by $1.3 billion.

Share Repurchase Program

As of November 1, 2024 our common stock repurchase program had a total remaining authorization of approximately $1.38 billion. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. To preserve our investment grade credit rating and maintain financial flexibility, we did not repurchase any shares under this program in the first three quarters of 2024 and do not plan to repurchase shares during the fourth quarter. The repurchase authorization has no expiration date, and future repurchases will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. The repurchase program may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended November 1, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.OTHER INFORMATION.

Insider Trading Arrangements. During our fiscal quarter ended November 1, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

4.1

Amended and Restated Credit Agreement, dated as of September 3, 2024, among Dollar General Corporation, as borrower, Citibank N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated September 3, 2024, filed with the SEC on September 3, 2024 (file no. 001-11421))

10.1

Form of Restricted Stock Unit Award Agreement (approved August 27, 2024) for awards beginning August 2024 to new non-employee directors of Dollar General Corporation other than annual awards pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2024, filed with the SEC on August 29, 2024 (file no. 001-11421))

15	Letter re unaudited interim financial information
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350
101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2024 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in her capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	December 5, 2024	By:	/s/ Kelly M. Dilts
Kelly M. Dilts Executive Vice President & Chief Financial Officer