Form 10-K
period 2025-01-31
DOLLAR GENERAL CORP
filed 2025-03-21
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2025, or

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

The aggregate market value of the registrant’s common stock outstanding and held by non-affiliates as of August 2, 2024 was $17.8 billion calculated using the closing market price of the registrant’s common stock as reported on the NYSE on such date ($121.59). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

The registrant had 219,947,078 shares of common stock outstanding as of March 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 29, 2025.

INTRODUCTION

General

This report contains references to years 2025, 2024, 2023, and 2022, which represent fiscal years ending or ended January 30, 2026, January 31, 2025, February 2, 2024 and February 3, 2023, respectively. Our fiscal year ends on the Friday closest to January 31. Our 2022 fiscal year consisted of 53 weeks, while each of the remaining years listed consists of 52 weeks. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

Solely for convenience, our trademarks and tradenames may appear in this report without the ® or TM symbol which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these trademarks and tradenames.

Cautionary Disclosure Regarding Forward-Looking Statements

We include “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act, throughout this report, particularly under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7, and “Note 7 – Commitments and Contingencies” included in Part II, Item 8, among others. You can identify these statements because they are not limited to historical fact or they use words such as “accelerate,” “aim,” “anticipate,” “assume,” “believe,” “can,” “committed,” “continue,” “could,” “drive,” “estimate,” “expect,” “focused on,” “forecast,” “future,” “goal,” “intend,” “likely,” “long-term,” “may,” “objective,” “ongoing,” “opportunity,” “over time,” “plan,” “position,” “potential,” “predict,” “project,” “prospect,” “scheduled,” “seek,” “should,” “strive,” “subject to,” “uncertain,” “will” or “would” and similar expressions that concern our strategies, plans, initiatives, intentions, outlook or beliefs about future occurrences or results. For example, all statements relating to, among others, the following are forward-looking statements:

●	our projections and expectations regarding expenditures, costs, cash flows, results of operations, financial condition and liquidity;
●	our expectations regarding economic and competitive market conditions;
●	our plans, objectives, and expectations regarding future operations, growth, investments and initiatives, including but not limited to our real estate, store growth and international expansion plans, store closures, store remodels (including Project Elevate), store formats or concepts, shrink and damages reduction actions, inventory reduction efforts, and anticipated progress and impact of our strategic initiatives (including but not limited to our digital initiatives, DG Media Network, and pOpshelf) and our merchandising, margin enhancing, distribution/transportation efficiency (including but not limited to self-distribution), store manager turnover reduction and other initiatives;
●	expectations regarding sales and mix of consumable and non-consumable products, customer traffic, basket size, shrink, damages and inventory levels;
●	expectations regarding inflationary and labor pressures;
●	expectations regarding cash dividends and stock repurchases;
●	anticipated borrowing under our credit agreement and our commercial paper program;
●	potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including without limitation potential further federal, state and/or local minimum wage increases or changes to salary levels, as well as changes to certain government assistance programs, such as Supplemental Nutrition Assistance Program (“SNAP”) benefits, unemployment benefits, and economic stimulus payments; and
●	expected outcome or effect of pending or threatened legal disputes, governmental actions, litigation or audits.

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

PART I

ITEM 1. BUSINESS

General

We are the largest discount retailer in the United States by number of stores, with 20,662 stores located in 48 U.S. states and Mexico as of February 28, 2025, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. Our first stores in Mexico opened in 2023. We offer a broad selection of merchandise, including consumable items, seasonal items, home products and apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

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

Our long-term operating priorities are: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in the growth and development of our teams. For more information on these operating priorities, see the “Executive Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

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

largest discount retailers. Our ability to offer everyday low prices on quality merchandise is supported by our low-cost operating approach and our strategy to maintain a limited number of items per merchandise category, which we believe helps us maintain strong purchasing power. We offer nationally advertised brands at these everyday low prices in addition to offering our own private brands, often at substantially lower prices.

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

Substantial Growth Opportunities. We believe we have substantial long-term growth potential in the U.S., and we have identified significant opportunities to add new Dollar General stores in both existing and new markets. In addition, we have opportunities to relocate, remodel or convert locations within our existing store base to better serve our customers. Our attractive store economics, including a relatively low initial investment and simple, low-cost operating approach, and our variety of store formats have allowed us to grow our store base to current levels and provide us significant opportunities to continue our profitable store growth strategy. We recently made the decision to close 45 pOpshelf stores, our unique small-box retail concept that focuses primarily on non-consumables, and to convert an additional six pOpshelf stores to Dollar General stores, and we have paused expansion of this concept while we evaluate and evolve its go-forward strategy and performance. We have also identified international expansion, with an initial focus on Mexico, as an opportunity for growth. We opened our first Mi Súper Dollar General stores in Mexico in 2023 and believe there is additional growth potential in Mexico in the years ahead.

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

The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2024	2023	2022
Consumables	82.2%	81.0%	79.7%
Seasonal	10.0%	10.6%	11.0%
Home products	5.1%	5.6%	6.2%
Apparel	2.7%	2.8%	3.1%

Our seasonal and home products categories typically account for the highest gross profit margins, and the consumables category typically accounts for the lowest gross profit margin.

The Dollar General Store

The typical Dollar General store staff includes a store manager, one or more assistant store managers, and three or more sales associates. Our stores generally feature a low-cost, no frills building with limited capital requirements, a low operating cost approach, and a focused merchandise offering within a broad range of categories, allowing us to deliver competitive retail prices while generating strong cash flows and capital investment returns. Our stores currently average approximately 7,500 square feet of selling space, and approximately 80% of our stores are located in towns of 20,000 or fewer people. Our primary new store format currently averages selling space of approximately 8,500 square feet. We generally have had good success in locating suitable store sites in the past, and we believe that there is ample opportunity for new store growth in existing and new markets. In addition, we believe we have significant opportunities available for our relocation and remodel programs.

Our store growth over the past three years is summarized in the following table:

	Stores at			Net
	Beginning	Stores	Stores	Store	Stores at
Year	of Year	Opened	Closed	Increase	End of Year
2022	18,130	1,039	65	974	19,104
2023	19,104	987	105	882	19,986
2024	19,986	725	117	608	20,594

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

Our Suppliers

We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise. Despite our broad offering, we maintain a relatively limited number of items per category, which supports our low average cost. Our two largest suppliers accounted for approximately

11% and 8%, respectively, of our purchases in 2024. Our private brands come from a wide variety of suppliers. We directly imported approximately 4% of our purchases at cost in 2024.

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

Seasonality

The nature of our business is somewhat seasonal. Generally, our operating profit is greater in the fourth quarter, which includes the Christmas selling season, as compared with operating profit in each of the first three quarters of our fiscal year. In addition, our quarterly results can be affected by the timing of certain holidays, new store openings, remodels, relocations, store closings, and weather patterns. See “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operation” for further discussion of seasonality.

Our Competition

We operate in the basic discount consumer goods market, which is highly competitive with respect to price, customers, store location, merchandise quality, assortment and presentation, service offerings, in-stock consistency, customer service, promotional activity, employees, and market share. We compete with discount stores and many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety, online, and certain specialty stores. These other retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. Our direct competitors include Family Dollar, Dollar Tree, and various local, independent operators, as well as Walmart, Target, Kroger, Aldi, Costco, Sams Club, BJ’s Wholesale Club, Walgreens, CVS, and Rite Aid, among others. Certain of our competitors have greater financial, distribution, marketing and other resources than we do and may be able to secure better arrangements from suppliers than we can. Competition is intense and we believe it will continue to be so, with certain competitors reducing their store locations while others move into or increase their presence in our geographic and product markets and increase the availability of mobile, web-based and other digital technology to facilitate a more convenient and competitive online and in-store customer shopping experience.

We believe that we differentiate ourselves from other forms of retailing by offering competitive prices in a convenient, small-store format. We are able to maintain competitive prices due in part to our low-cost operating approach and the relatively limited assortment of products offered. Purchasing large volumes of merchandise within our focused assortment in each merchandise category allows us to keep our average product costs low, contributing to our ability to offer competitive everyday prices to our customers. See “Item 1A. Risk Factors” for further discussion of our competitive situation.

Our Intellectual Property

We own marks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property laws, including, without limitation, Dollar General®, DG®, Clover Valley®, trueliving®, pOpshelf®, and Mi Super Dollar General® along with variations and formatives of these trademarks. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also hold an exclusive license to the Rexall brand through at least March 5, 2032.

Human Capital Resources

At Dollar General, a foundational element in how we operate is exemplified in our fourth operating priority – Investing in the growth and development of our teams. Building on our core value of respecting the dignity and differences of others, our goal is to create a work environment where each employee is encouraged and empowered to bring their unique perspective and voice to work each day. Based on a talent philosophy of “Attract, Develop, and Retain”, whether an individual works in a store, a distribution center, our store support center or our international offices, over the last 85+ years, we have helped millions of individuals start and progress in their careers, providing employees with numerous opportunities to gain new skills and develop their talents, supported by our award-winning training and development programs.

Attract

We seek to provide market competitive compensation and benefits packages that attract talent to the organization and then retain and incent employees for performance. Although eligibility for and the level of benefits vary depending on the employee’s full-time or part-time status, compensation level, date of hire, and/or length of service, the broad range of benefits we provide or make available may include: medical, prescription, telemedicine, dental and vision plans; flexible spending accounts; disability insurance; 401(k) plan; paid vacation; employee assistance programs with access to legal assistance and counseling; healthy lifestyle and disease management programs; education assistance benefits; parental leave; adoption assistance; service award recognition; and a broad range of discounts for other products and services. To help measure the success of our overall employee compensation and benefits programs, we monitor employee applicant flow and staffing levels across the organization, as well as employee turnover, particularly at the store manager level. In addition, we conduct regular employee surveys to assess engagement and identify opportunities for improvement.

Develop

As a testament to our employee development efforts, we were inducted into Training magazine’s Hall of Fame, following two consecutive years as the magazine’s top training and development program and rounding out 10 consecutive years among its Top 100 list. In 2024, we estimate we invested over four million training hours in our employees to promote their education and development.

We enhance our development programs each year based on the current needs of our employees and the business. We offer a variety of differentiated programs, including mentorship, cohorts, and leader-led and experiential opportunities to ensure there is a path of development for all employees.

Our internal placement rate helps us measure the success of our development programs. As of February 28, 2025, we employed approximately 194,200 full-time and part-time employees, including divisional and regional managers, district managers, store managers, other store employees, and distribution center, fleet and administrative employees. As of the end of 2024, more than 70% of store managers and thousands of additional employees, including the majority of our senior leadership, have been placed from within our organization.

Retain

We strive to create an environment where our employees feel respected, safe, empowered, and valued. We regularly monitor retention and engagement levels across the organization through a variety of means, working to understand what is important to our employees and how we can best continue to meet their evolving needs.

Compliance with Governmental Regulations

Our operations are subject to the applicable federal, state, local and foreign laws, rules, and regulations of the jurisdictions in which we operate or conduct business. These laws, rules and regulations relate to, among other things, the sale of products, including without limitation, product and food safety, marketing and labeling; information security and privacy; labor and employment; employee wages and benefits; health and safety; real property; public accommodations; anti-bribery; financial reporting and disclosure, including disclosures related to environmental, social and governance matters; pricing; antitrust and fair competition; anti-money laundering; distribution; transportation; imports and customs; intellectual property; taxes; and environmental compliance.

We routinely incur significant compliance-related costs, both direct and indirect, including those related to store standards and labor. Although we may incur additional material compliance-related costs in the future, to date, other than the expenses referenced above, compliance with these laws, rules and regulations has not had a material effect on our capital expenditures, earnings or competitive position. Many of our entry-level store employees are paid at rates in line with the applicable state minimum wage, and consequently, in certain situations, increases to such wage rates have increased our labor costs. If federal, state and/or local minimum wage rates/salary levels were to further increase significantly and/or rapidly, compliance with such increases could adversely affect our earnings. Additionally, if significant changes in the federal, state or foreign corporate tax rates occur in the future, such change could adversely affect our overall effective tax rate and earnings. See “Item 1A. Risk Factors” for additional information regarding government regulations that could impact our business.

Available Information

Our Internet website address is www.dollargeneral.com. The information on our website is not incorporated by reference into, and is not a part of, this Form 10-K. We file with or furnish to the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, registration statements and other documents pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are available free of charge to investors on or through the Investor Information section of our website (https://investor.dollargeneral.com) as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as Dollar General, that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

Business, Strategic and Competitive Risks

Economic factors may reduce our customers’ confidence and spending, impair our ability to execute our strategies and initiatives, and increase our costs and expenses, which could result in materially decreased sales and/or profitability.

Many of our customers have fixed or low incomes and limited discretionary spending dollars. Any factor that could adversely affect their disposable income could decrease our customers’ confidence and spending or cause them to shift their spending to our lower margin product choices, which could result in materially decreased sales and/or profitability. Factors that could reduce, and in many cases have reduced, our customers’ disposable income include but are not limited to high unemployment or underemployment levels or decline in real wages; inflation; pandemics; higher fuel, energy, healthcare, housing and product costs; higher interest rates, consumer debt levels, and tax rates; lack of available credit; tax law changes that negatively affect credits and refunds; and decreases in, or elimination of, government assistance programs or subsidies such as unemployment and food/nutrition assistance programs, student loan repayment forgiveness and economic stimulus payments.

Many of the economic factors listed above, as well as commodity rates; transportation, lease and insurance costs; wage rates (including the possibility of increased federal and further increased state and/or local minimum wage rates); foreign exchange rate fluctuations; measures that create barriers to or increase the costs of international trade (including increased import duties or tariffs, some of which have been announced and are expected to begin in 2025); changes in applicable laws and regulations (including tax laws related to the corporate tax rate); and other economic factors, also could impair our ability to successfully execute our strategies and initiatives, as well as increase our cost of goods sold and selling, general and administrative expenses (including real estate and building costs), and may have other adverse consequences that we are unable to fully anticipate or control, all of which may materially decrease our sales or profitability.

While accelerating levels of inflation in the United States moderated in 2023 and 2024, inflation remains elevated in certain areas, including food. If food (and in particular, “food at home”) inflation accelerates again, we may not be able to adjust prices sufficiently to offset the effect without negatively impacting customer demand or our overall gross margin. Additionally, to the extent that these inflationary pressures result in a recessionary environment, we may experience material adverse effects on our business, results of operations and cash flows. For more information, see the “Executive Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

Our plans depend significantly on strategies, initiatives and investments designed to increase sales and profitability and improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could materially affect our results of operations.

We have short-term and long-term strategies, initiatives and investments (such as those relating to merchandising, real estate and new store development, mature stores and store remodels (including Project Elevate), international expansion, store formats and concepts (including pOpshelf), digital, marketing, shrink, damages, sourcing, private brand, inventory management, supply chain, private fleet, store operations, expense reduction, and technology) in various stages of testing, evaluation, and implementation, which are designed to continue to improve our results of operations and financial condition. The effectiveness of these initiatives is inherently uncertain, even when tested successfully, and is dependent on a number of factors such as consistency of training and execution, workforce stability, ease of execution and scalability, and customer adoption, as well as the absence of offsetting factors that can influence results adversely. The number and diverse geographic locations of our stores and distribution centers and our decentralized day-to-day field management also contribute to the challenging nature of these factors. Other risk factors described herein also could negatively affect general implementation. Failure to achieve successful or cost-effective implementation of our initiatives could materially and adversely affect our business, results of operations and financial condition. For example, in the fourth quarter of 2024, we recorded a significant impairment expense, the majority of which relates to pOpshelf stores.

The success of our merchandising initiatives, particularly those related to non-consumable products (including pOpshelf) and efforts to increase sales of higher margin products within the consumables category, further depends in part upon our ability to accurately predict the products that our customers will demand and to accurately identify and timely respond to evolving trends in consumer preferences and demographic mixes in our markets. If we are unable to select and timely obtain products that are attractive to customers and at costs that allow us to sell them at an acceptable profit, or to effectively market such products, it could result in materially decreased sales and profitability. Despite these initiatives, our sales mix continued to shift from non-consumables toward consumables in 2024, and our consumables sales as a percentage of total sales is currently at historical highs. Additionally, factors negatively affecting our customers’ disposable income can have (and we believe recently have had) a larger negative impact on non-consumables sales results than consumables sales results and on our pOpshelf concept.

The success of DG Media Network, which is our platform for connecting brand partners with our customers to drive even greater value for each, further depends on our ability to successfully gather target customer audiences (which may, in turn, depend upon the success of our various digital initiatives) that deliver consistent, predictable and beneficial returns on advertising spending to generate interest and demand from our brand partners, as well as to properly handle and secure all sensitive customer data.

We face intense competition that could limit our growth opportunities and materially and adversely affect our results of operations and financial condition.

The retail business is highly competitive with respect to price, customers, store location, merchandise quality, product assortment and presentation, service offerings, product sourcing and supply chain capacity, in-stock consistency, customer service, ease of shopping experience (including but not limited to various modes of shopping, including online alternatives and delivery), promotional activity, employees, and market share. We compete with discount stores and many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety, online retailers, and certain specialty stores. To maintain our competitive position, we may be required to lower prices, either temporarily or permanently, and may have limited ability to increase prices in response to increased costs, resulting in lower margins and reduced profitability. Certain of our competitors have greater financial, distribution, marketing and other resources, and may be able to secure better arrangements with suppliers, than we.

Competition is intense, and is expected to continue to be so, with certain competitors reducing their store locations while others enter or increase their presence in our geographic and product markets (including through the expansion of availability of delivery services) and expand availability of mobile, web-based and other digital technologies to facilitate a more convenient and competitive online and in-store shopping experience. We currently do not offer traditional online shopping to a significant degree and have seen a greater willingness of our customers to adopt online shopping. In addition, if our competitors or others were to enter our industry sector in a significant way, including through alliances or other business combinations, it could significantly alter the competitive dynamics of the retail marketplace and result in competitors with greatly improved competitive positions, which could materially affect our financial performance. Our ability to effectively compete will depend substantially upon our continued ability to develop and execute compelling and cost-effective strategies and initiatives. If we fail to anticipate or respond effectively to competitive pressures, industry changes and customer preferences and shopping habits, it could materially affect our results of operations and financial condition.

Operational Risks

If we cannot timely and cost-effectively execute our real estate projects and timely meet our financial expectations, or if we do not anticipate or successfully address the challenges imposed by our expansion, including into new countries or domestic markets, states, or urban or suburban areas, it could materially impede our planned future growth and our profitability.

Delays in or failure to complete a significant portion of our real estate projects, or failure to meet our financial expectations for these projects, could materially and adversely affect our growth and our profitability. Our ability to timely and profitably open, relocate and remodel stores and expand into additional market areas is a key component of our planned future growth and may depend in part on: the availability of suitable store locations and capital funding; the absence of entitlement process, permitting or occupancy delays, including zoning restrictions and moratoria on small box discount retail development such as those passed by certain local governments in areas where we operate or seek to operate; supply chain volatility resulting in delivery delays, and in some cases, lack of availability of store equipment, building materials, and store merchandise for resale; the ability to negotiate acceptable lease and development terms (for example, interest rates, real estate development requirements and cost of building materials and labor), to cost-effectively hire and train qualified new personnel, especially store managers, and to identify and accurately assess sufficient customer demand; and general economic conditions. While we continued to experience certain of these factors at heightened levels in 2024, to date, they have not materially impaired our ability to complete our planned real estate projects or growth, and thus, have not had a material adverse effect on our financial performance. However, if the levels which we have experienced escalate or remain elevated for an extended period of time, we expect that they could have a material adverse effect on our ability to complete our future planned real estate projects or growth, and in turn, a material adverse effect on our financial performance. Despite inflation moderation and some recent declines in interest rates, both inflation and interest rates remain at elevated levels, which significantly increases our new store opening costs and occupancy costs, pressuring new store returns and influencing our new store growth plans.

We also may not anticipate or successfully address all of the challenges imposed by the expansion of our operations (including our pOpshelf and Mi Super Dollar General store concepts), including into new countries or domestic markets, states or urban or suburban areas where we have limited or no meaningful experience or brand recognition. Those areas may have different regulatory environments, competitive and market conditions, consumer tastes and discretionary spending patterns than our existing markets, as well as higher cost of entry and operating costs. These factors and other factors not currently contemplated may cause our new stores to be less profitable than stores in our existing markets, which could slow future growth in these areas or cause one or more of our concepts to be unsuccessful. In addition, many new stores will be located in areas where we have existing stores, which inadvertently may temporarily or permanently divert a larger than anticipated number of customers and sales from our existing stores, thereby adversely affecting our overall financial performance. We recently announced our plans to close 45 pOpshelf stores and convert an additional six to Dollar General stores in the first quarter of 2025, as well as our incurring of significant impairment charges, the majority of which relate to the pOpshelf stores. Although we are taking focused action in 2025 to improve the performance of pOpshelf stores, there can be no assurances that our efforts will be successful.

Inventory shrinkage and damages may negatively affect our results of operations and financial condition.

We experience significant inventory shrinkage and damages. Although some level of inventory shrinkage and damages is an unavoidable cost of doing business, higher rates of inventory shrinkage and damages or increased security measures or other costs to combat inventory theft could adversely affect our results of operations and financial condition. During 2024, our inventory shrink and damages levels remained significantly elevated and materially impacted our results. In addition, sustained high rates of inventory shrink at certain stores have contributed, and may continue to contribute, to the closure of certain stores and the impairment of long-term assets. There can be no assurance that we will be successful in our efforts to contain or reduce inventory shrinkage and damages.

Our cash flows from operations, profitability and financial condition may be negatively affected if we are not successful in managing our inventory balances.

Our inventory balance represented approximately 47% of our total assets exclusive of goodwill, operating lease assets, and other intangible assets as of January 31, 2025. Efficient inventory management is a key component of our business success and profitability. We must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase such that the costs to store and hold the goods unduly impacts our financial results, increases the risk of inventory shrinkage or damages or impacts store standards. If we do not accurately predict customer trends, spending levels, or price sensitivity, we may have to take unanticipated or greater-than-anticipated markdowns to dispose of the excess inventory, which also can adversely affect our financial results. We continue to focus on ways to reduce these risks and ensure the right products are on the shelves for our customers, but we cannot make assurances that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations and financial condition may be negatively affected.

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

A significant security breach of any kind experienced by us or one of our vendors, which could be undetected for a period of time, or a significant failure by us or one of our vendors to comply with applicable privacy and information security laws, regulations, standards, and related reporting requirements could expose us to risks of data loss, litigation, government enforcement actions, fines or penalties, credit card brand assessments, negative publicity and reputational harm, business disruption and costly response measures (e.g., providing notification to, and credit monitoring services for, affected individuals, as well as further upgrades to our security measures; procuring a replacement vendor if one of our current vendors is unable to fulfill its obligations to us due to a cyberattack or incident) which may not be covered by or may exceed the coverage limits of our insurance policies, and could materially disrupt our operations. Any resulting negative publicity could significantly harm our reputation which could cause us to lose market share because of customers discontinuing the use of our e-commerce and mobile applications or debit or credit cards in our stores or not shopping in our stores altogether and could materially and adversely affect our business and financial performance.

Material damage or interruptions to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing or implementing new technology could materially and adversely affect our business and results of operations.

We depend on a variety of information technology systems, including systems owned and managed by third-party vendors, for the efficient functioning of our business, including, without limitation, transaction processing and the management of our employees, facilities, logistics, inventories, stores and customer-facing digital applications and operations. Such systems are subject to damage or interruption from power surges and outages, facility damage, physical theft, computer and telecommunications failures, inadequate or ineffective redundancy, malicious code (including malware, ransomware, or similar), successful attacks (e.g., account compromise; phishing; denial of service; and application, network or system vulnerability exploitation), software upgrade failures or code defects, natural disasters and human error. Due to the political tensions involving China, the conflict between Russia and Ukraine and the conflict in the Middle East, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. A system breach or failure, design defects, damage to, or interruption to these systems may require a significant investment to repair or replace, disrupt our operations and affect our ability to meet business and reporting requirements, result in the loss or corruption of critical data, and harm our reputation, all of which could materially and adversely affect our business or results of operations. Additionally, costs of securing our systems against failure or attack continue to rise.

Our technology initiatives may not deliver desired results or may do so on a delayed schedule. We rely heavily on our information technology staff to fulfill our technology initiatives while continuing to provide maintenance on existing systems, as well as on third parties to maintain and periodically upgrade many of these systems so that they can continue to support our business. Further, we license the software programs supporting many of our systems from independent software developers. The inability or failure of these vendors, developers or us to continue to maintain and upgrade these systems and software programs or efficiently implement and integrate new systems could disrupt or reduce the efficiency of our operations or retain vulnerability exploitation risk if we were unable to convert to alternate systems in an efficient and timely manner and could expose us to greater risk of a successful attack. There are also risks associated with our continued integration of artificial intelligence and machine learning within our technology systems. In addition, costs and delays for any reason associated with the implementation of new or upgraded systems and technology, including our current migration of applications to the cloud, modernization of legacy systems (including our Finance and Human Resources enterprise resource planning system) and implementation of our new point of sale system, or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations, fail to operate as designed, result in the potential loss or corruption of data or information or lost sales, cause business interruptions, inhibit our ability to innovate, and affect our ability to meet business and reporting requirements and adversely affect our profitability.

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

We maintain a network of distribution facilities and expect to build or lease new facilities (including temperature-controlled distribution centers) to support our growth objectives and strategic initiatives. Delays in opening such facilities could adversely affect our financial performance by slowing store growth or the rollout/development of certain strategic initiatives, which may in turn reduce revenue growth and/or profitability, or by increasing transportation and product costs. In addition, distribution-related construction or expansion projects entail risks that could cause delays and cost overruns, such as: availability of temperature-controlled distribution centers and refrigerated transportation equipment; shortages of materials or skilled labor; work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. For these reasons, the completion date and ultimate cost of these projects could differ significantly from initial expectations, and we cannot guarantee that any project will be completed on time or within established budgets.

Risks associated with or faced by our suppliers could adversely affect our financial performance.

We source our merchandise from a wide variety of domestic and international suppliers, and we depend on them to supply merchandise in a timely and efficient manner and in the large volumes that we may require. In 2024, our two largest suppliers accounted for approximately 11% and 8% respectively, of our purchases. If one or more of our current sources of supply became unavailable or no longer offered us acceptable pricing terms, we believe we generally would be able to obtain alternative sources, but it could increase our merchandise costs and supply chain lead time and expenses, result in a temporary reduction in store inventory levels, and reduce the selection and quality of our merchandise. An inability to obtain alternative sources could materially decrease our sales. Additionally, if a supplier fails to deliver on its commitments, we could experience merchandise out-of-stocks that could lead to lost sales and reputational harm. Further, failure of suppliers to meet our compliance protocols could prolong our procurement lead time, resulting in lost sales and adverse margin impact.

We directly imported approximately 4% of our purchases (measured at cost) in 2024, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods often are for reasons beyond our control, such as political or civil unrest, acts of war, disruptive global political events (for example, political tensions involving China, the conflict between Russia and Ukraine and the conflict in the Middle East), currency fluctuations, tariffs and duties, disruptions in maritime lanes, port labor disputes, economic conditions and instability in countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our terms and conditions or our standards, issues with our suppliers’ labor practices or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials, pandemic outbreaks, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation, and other factors relating to suppliers and the countries in which they are located or from which they import. Such changes could adversely affect our operations and profitability.

While we are working to diversify our sources of imported goods to include Southeast Asia, India, South America and Mexico, a substantial amount of our imported merchandise comes from China, and thus, a change in the Chinese leadership, the effects of pandemic outbreaks, economic and market conditions, internal economic stimulus actions, or currency or other policies, as well as trade and other relations between China and the United States and increases in costs of labor, could negatively impact our merchandise costs. In addition, the United States’ foreign trade policies, duties, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries (particularly China) and entities, import limitations on certain types of goods or goods containing certain materials and other factors relating to foreign trade, including but not limited to port labor agreements, are beyond our control. Duties increased on certain products imported from China and Southeast Asian countries in 2024, and the current U.S. administration has imposed tariffs and could further significantly increase tariffs on goods from China, Mexico, Canada and other countries. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. If we increase our product imports from foreign vendors, the risks associated with these imports also will increase, and we may be exposed to additional or different risks as we increase imports of goods produced in countries other than China.

Failure to attract, develop and retain qualified employees while controlling labor costs, as well as other labor issues, including employee safety issues, could adversely affect our financial performance.

Our future growth and performance, positive customer experience and legal and regulatory compliance depends on our ability to attract, develop, retain and motivate qualified employees while operating in an industry that has historically been challenged by high rates of employee turnover. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel, unemployment levels, wage rates and salary levels (including the heightened possibility of increased federal and further increased state and/or local minimum wage rates/salary thresholds), health and other insurance costs, changes in employment and labor laws or other workplace regulations (including those relating to employee benefit programs such as health insurance and paid leave programs), employee expectations and productivity, employee activism, employee safety issues, and our reputation and relevance within the labor market. If we are unable to attract, develop and retain adequate numbers of qualified employees, our operations, customer service levels, legal and regulatory compliance, and support functions could suffer. In addition, to the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor and other costs could increase, and it is possible that the federal government may adopt or impose regulatory or other changes to existing law that could facilitate union organizing or otherwise restrict employer actions. Our ability to pass along labor and other related costs to our customers is constrained by our everyday low-price model, and we may not be able to offset such increased costs elsewhere in our business.

Our success depends on our executive officers and other key personnel. If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and other key personnel. The unexpected loss of the services of any of such persons could adversely affect our operations. In addition, our executive succession planning, retention and hiring efforts, and ability to successfully execute management transitions within our senior leadership are critical to our business success. Competition for skilled and experienced management personnel is intense, and a failure to attract and retain new qualified personnel or our inability to enforce non-compete agreements that we have in place with our management personnel could adversely affect our operations and/or our ability to meet our legal, regulatory, accounting and/or reporting obligations.

Natural disasters and unusual or extreme weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises, political or civil unrest, acts of war, violence or terrorism, and disruptive global political events could disrupt business and result in lower sales and/or profitability and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes (such as those occurring in the third quarter of 2024), fires, floods, tornadoes and earthquakes, unusual or extreme weather conditions, pandemic outbreaks or other health crises, political or civil unrest, acts of war, violence or terrorism (including within our stores, distribution centers or other Company property), or disruptive global political events (for example, the political tensions involving China, the conflict between Russia and Ukraine and the conflict in the Middle East) or similar disruptions could adversely affect our business, financial performance and reputation. If any of these events result in the closure, or a limitation on operating hours, of one or more of our distribution centers, a significant number of stores, our sourcing offices, our corporate headquarters or data center or impact one or more of our key suppliers, our operations and financial performance could be materially and adversely affected through an inability or reduced ability to make deliveries, process payroll or provide other support functions to our stores and through lost sales. These events also could affect consumer shopping patterns or prevent customers from reaching our stores, which could lead to lost sales and higher markdowns, or result in increases in fuel or other energy prices, fuel shortage(s), new store or distribution center opening delays, the temporary lack of an adequate work force in a market, the temporary or long-term disruption of product availability in our stores, the temporary or long-term inability to obtain or access technology needed to effectively run our business, disruption of our utility services or information systems, and damage to our reputation. These events may also increase the costs of insurance if they result in significant loss of property or other insurable damage or loss by us or in the market more generally.

Furthermore, if realized, the long-term impacts of global climate change present the possibility of both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory changes), which may be widespread and are unpredictable. Over time, these changes, as well as regulatory efforts related thereto, could affect our operating costs (for example, the availability and cost of products, commodities and energy (including utilities)), which in turn may impact our ability to procure goods and services required for the operation of our businesses at the quantities and levels and at the costs we require. In addition, our operations and facilities may be located in areas impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to stores, distribution centers, or our corporate offices, as well as loss or spoilage of inventory, business interruption caused by such events, and increased construction, repairs and maintenance costs at impacted locations. We also use natural gas, diesel fuel, gasoline and electricity in our operations, all of which may face increased regulation relating to climate change or other environmental concerns. Regulations limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may increase our costs associated with compliance, merchandise purchases and supply chain. These events and their impacts could otherwise disrupt and adversely affect our operations and could adversely affect our financial performance.

Product liability, product recall or other product safety or labeling claims could adversely affect our business, reputation and financial performance.

We depend on our vendors to ensure that the products we buy from them comply with applicable product safety and labeling laws and regulations and to inform us of all applicable restrictions on the sale of such products. Nonetheless, product liability, personal injury or other claims may be asserted against us relating to alleged product contamination, tampering, expiration, mislabeling, recall, prohibited substances and other safety or labeling issues.

We seek but may not be successful in obtaining contractual indemnification and insurance coverage for product-related claims and issues from our vendors. If we do not have adequate contractual indemnification or insurance available, or our vendors fail to adhere to their obligations to us, such claims could materially and adversely affect our business, financial condition and results of operations. Our ability to obtain indemnification from foreign vendors may be hindered by our ability to obtain jurisdiction over them to enforce contractual obligations. Even with adequate insurance and indemnification, such claims could significantly harm our reputation and consumer confidence in our products, and we could incur significant litigation expenses, which also could materially affect our results of operations even if a product-related claim is unsuccessful or not fully pursued, as well as lost sales during the period of time between recall and backfilling the recalled product.

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

The sale of private brand items is an important component of our sales growth and gross profit rate enhancement plans. Broad market acceptance of our private brands depends on many factors, including pricing, quality, customer perception, and timely development and introduction of new products. We cannot give assurance that we will achieve or maintain our expected level of private brand sales. The sale and expansion of these offerings also subjects us to or increases certain risks, such as: product-related claims and recalls; disruptions in raw material and finished product supply and distribution chains; inability to successfully protect our proprietary rights; claims related to the proprietary rights of third parties; supplier labor and human rights issues, and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. Failure to appropriately address these risks could materially and adversely affect our private brand initiatives, reputation, results of operations and financial condition.

Failure to protect our reputation could adversely affect our business.

Our success depends in part on the protection of the reputation of Dollar General and the products and services we sell, including our private brands. Failure to comply or accusation of failure to comply, even if unfounded, with ethical, social, product, labor, data privacy, consumer protection, safety, environmental and other applicable standards could jeopardize our reputation and potentially lead to various adverse employee, consumer, shareholder or non-governmental organization (NGO) actions, workforce unrest or walkouts, boycotts, litigation and governmental actions, inquiries, or investigations and/or require a costly response. In addition, our responses to issues and crises and our position or perceived lack of position on certain issues (e.g., public policy, social, or environmental issues) or our corporate responsibility- and sustainability-related efforts, and any perceived lack of transparency about such matters, could harm our reputation and potentially lead to adverse employee, consumer, elected official, regulatory, shareholder or NGO actions, including negative or false public statements and campaigns. Similar incidents or factors involving vendors, partners and other third parties with whom we conduct business also may affect our reputation. Media reports and public comments made by anyone, including without limitation current and former employees, customers and activists, on any external platform (including, without limitation, social media, news media, blogs, or newsletters), whether or not they are accurate, have the potential to influence, and in some instances, have influenced, certain negative or false perceptions of Dollar General, and there can be no assurance that we will be able to prevent such reports or comments in the future. Any failure, or perceived failure, to meet any of our published corporate responsibility- or sustainability-related aspirations or goals, which often may be outside of our control, or any future changes to our published aspirations or goals could adversely affect public perception of our business, employee morale or customer, vendor or shareholder support. In addition, we may face criticism as a result of either “anti-ESG” or “pro-ESG” sentiment among governmental authorities, regulators, shareholders, employees and/or customers. Negative reputational incidents could adversely affect our business through declines in customer loyalty, vendor partnerships, lost sales, loss of new store and development opportunities, or employee retention and recruiting difficulties and could also result in loss of shareholder support and trust and require us to expend disproportional resources toward these matters.

Because our business is somewhat seasonal, adverse events during the fourth quarter could materially affect our financial statements as a whole.

While not the case more recently (namely, the fourth quarters of fiscal years 2023 and 2024), our most profitable sales mix generally occurs in the fourth quarter primarily because of sales of Christmas-related merchandise. In anticipation of this holiday, we purchase substantial amounts of seasonal inventory, and if sales fall below seasonal norms or our expectations, it could result in unanticipated markdowns. Adverse events, such as deteriorating or challenging economic conditions, high unemployment rates, high gas or energy prices, transportation disruptions, or unusual or unanticipated adverse weather could result in lower-than-planned sales during the Christmas selling season, which in turn could reduce our profitability and otherwise adversely affect our financial performance and operating results.

We rely on third parties in many aspects of our business, which creates additional risk.

Due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, distributors, landlords, contractors, and external business partners. If we are unable to effectively manage our third-party relationships and the agreements under which our third-party partners operate, our results of operations and cash flows could be adversely impacted. Further, failure of these third parties to meet their obligations to us or substantial disruptions in the relationships between us and these third parties could adversely impact our operations and financial results. Additionally, while we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing our financial, legal, reputational and operational risk.

Financial and Capital Market Risks

Deterioration in market conditions or changes in our credit profile could adversely affect our business operations and financial condition.

We rely on the positive cash flow we generate from our operating activities and our access to the credit and capital markets to fund our operations, growth strategy, and return of cash to our shareholders through dividends and share repurchases. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate increases, may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to liquidity sources on favorable terms depends on multiple factors, including our operating performance and credit ratings. In 2024, Standard & Poor’s and Moody’s changed our outlook from “Stable” to “Negative.”

Our current increased debt leverage levels have reduced our available capital, and these levels, combined with our desire to maintain our current investment grade credit rating, could reduce our flexibility in planning for or reacting to changes in our industry and market conditions, increase our vulnerability in the event of a downturn in our business operations, and/or negatively impact our ability to pursue certain operational and strategic opportunities. In addition, our credit agreement requires us to maintain a minimum fixed charge coverage ratio and maximum leverage ratio, as well as a number of customary affirmative and negative covenants. We recently amended our credit agreement, increasing the maximum leverage ratio covenant and decreasing the minimum fixed charge ratio covenant until January 30, 2026, or earlier at our option upon achieving certain financial covenant milestones. While we were in compliance with these covenants as of January 31, 2025, our future ability to comply with these covenants may be affected by events beyond our control. If we breach any of these covenants and do not obtain a waiver from the lenders, then subject to applicable cure period, our ability to borrow under our credit agreement could be impacted.

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

The price of our common stock is subject to market and other factors, including our failure to meet market expectations for our performance, and may be volatile.

The market price of our common stock may fluctuate significantly in response to a number of factors. These factors, some of which are beyond our control and some of which have occurred in the past few years, include the perceived prospects and actual results of operations of our business, as well any failure to achieve projected results; changes in estimates of our results of operations by analysts, investors or us, as well as our guidance not aligning with market expectations; trading activity by our large shareholders; trading activity by sophisticated algorithms; performance results of our competitors; actions, news or announcements by us, our competitors, and other third parties; litigation and judicial decisions; legislative or regulatory actions or changes; and changes in general economic or market conditions. In addition, the stock market in general has from time to time experienced extreme price and volume fluctuations, and these market fluctuations could reduce the market price of our common stock for reasons unrelated to our operating performance.

Regulatory, Legal, Compliance and Accounting Risks

A significant change in governmental regulations and requirements could materially increase our cost of doing business, and noncompliance with governmental laws or regulations could materially and adversely affect our financial performance.

We routinely incur significant costs in complying with numerous and frequently changing laws and regulations. The complexity of this regulatory environment and related compliance costs continue to increase due to additional legal and regulatory requirements, our expanding operations, and increased regulatory scrutiny and enforcement efforts. New or revised laws, regulations, orders, policies and related interpretations and enforcement practices, particularly those dealing with the sale of products, including without limitation, product and food safety, marketing, labeling or pricing; information security and privacy; labor and employment; employee wages, salary levels and benefits; health and safety; real property; public accommodations; imports and customs; transportation; intellectual property; taxes; bribery and anti-corruption; climate change; and environmental compliance, may significantly increase our expenses or require extensive system and operating changes that could materially increase our cost of doing business. Violations of applicable laws and regulations or untimely or incomplete execution of a required product recall can result in significant penalties (including loss of licenses, eligibility to accept certain government benefits such as SNAP or significant fines), class action or other litigation, governmental investigation or action and reputational damage. Further, states may enact conflicting laws, mandating changes in operations that negatively impact our ability to execute uniformly and achieve economies of scale across states. Additionally, changes in tax laws and policies (including those related to the federal, state or foreign corporate tax rate), the interpretation of existing laws and policies, or our failure to sustain our reporting positions on examination could adversely affect our overall effective tax rate. Furthermore, significant and/or rapid increases to federal and further increases to state and/or local minimum wage rates/salary levels could adversely affect our operating results if we are not able to otherwise offset these increased labor costs elsewhere in our business or if changes to our business operations are required. Moreover, the adoption of new environmental laws and regulations in connection with climate change and the transition to a low carbon economy, including any federal or state laws enacted to regulate greenhouse gas emissions or require public disclosures related thereto (including the currently stayed SEC rules requiring certain disclosures relating to climate change), could significantly increase our operating or merchandise costs or reduce the demand for our products. These laws and regulations may include, but are not limited to, requirements relating to hazardous waste materials, recycling and recycled/recyclable product content, single-use plastics, extended producer responsibility, use of refrigerants, carbon pricing or carbon taxes, product energy efficiency standards and product labeling. If carbon pricing requirements or carbon taxes are adopted, there is a significant risk that the cost of merchandise from our suppliers will increase and adversely affect our business and results of operations.

There is also uncertainty surrounding potential changes to the regulatory environment (including, but not limited to, personnel changes at regulatory agencies) in the United States. For example, potential efforts to reform federal government processes and reduce expenditures, as well as pressures on and uncertainty surrounding the U.S. federal government’s budget and political changes in budgeting priorities could adversely affect the funding for individual programs, including government programs, upon which our customers depend. Executive orders covering immigration, artificial intelligence, and workforce policies and practices, if implemented, may also impact us. Potential regulatory changes related to tax, trade, and economic and monetary policy, among other potential changes, could adversely impact the global economy and our operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We design, implement, and maintain a comprehensive information security program consisting of commercially reasonable administrative, organizational, and technical controls, practices, and safeguards which follow applicable laws, regulations, and industry best practices to protect against confidentiality, integrity, and availability threats to our information systems. Such controls, practices, and safeguards include, but are not limited to, published security policies, firewalls, intrusion prevention solutions, anti-malware solutions, data encryption, data loss prevention, security logging and monitoring, security configuration hardening, security patch/update management, remote access security, security risk management, vulnerability and threat management, security training and awareness, security controls testing, identity and access management, secure solutions development, and a comprehensive security incident response plan. Our Vice President and Chief Information Security Officer (“CISO”), who has approximately 30 years of experience in the information technology field with approximately 25 years of full cybersecurity focus and approximately 20 years as a Certified Information Systems Security Professional, has responsibility for assessing and managing our information security program and related risks, which includes information security incident prevention, detection, mitigation and remediation, and leading a department of information security professionals with relevant industry and professional experience. Our CISO reports directly to our Executive Vice President and Chief Information Officer (“CIO”), who has approximately 25 years of experience in the information technology field that includes direct interaction with or supervision of cybersecurity functions.

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

The Audit Committee of our Board of Directors oversees our cybersecurity risks through various means, including but not limited to its oversight of our enterprise risk management program. In connection with its oversight of this program, our Audit Committee discusses with management the process by which risk assessment and risk management is undertaken and our major financial and other risk exposures, including without limitation those relating to information systems, information security, data privacy, business continuity, artificial intelligence, and third-party information security, and the steps management has taken to monitor and control such exposures. Our Audit Committee reviews enterprise risk evaluation results at least annually and high residual risk categories, along with their mitigation strategies, quarterly.

In addition to consideration as part of the enterprise risk management program, cybersecurity risk is further evaluated through various internal and external audits and assessments designed to validate the effectiveness of our controls for managing the security of our information assets. Management develops action plans to address select identified opportunities for improvement identified through these assessments. Additionally, our Audit Committee quarterly reviews reports and metrics, including a dashboard, pertaining to cybersecurity risks and prevention, detection, mitigation and remediation efforts with our CIO and CISO to help our Audit Committee understand and evaluate current risks, monitor trends, and track our progress against specific metrics. Our Audit Committee also has the responsibility to review with management and our outside auditor any unauthorized access to information technology systems that could have a material effect on our financial statements. Further, our Audit Committee receives quarterly updates regarding our business continuity and IT disaster recovery plan, as well as cybersecurity incidents which occurred during the prior quarter.

The Audit Committee receives cybersecurity education to assist members in overseeing related risks. This education includes or has included in recent years: an overview of Company-specific cyber-related risks considerations; an overview of various artificial intelligence considerations, including those related to risk management, governance and ethics, and workforce and culture; updates on the state of cybersecurity regulation; updates on the evolving retail landscape’s impact on cyber risk to retail organizations; a cyber threat intelligence update focusing on the global impact of ransomware on the retail sector and trends in retail sector compromises; and an overview of methods to perform cyber risk quantification.

ITEM 2. PROPERTIES

As of February 28, 2025, we operated 20,662 retail stores, including those located in 48 U.S. states as listed in the table below, and eight stores in Mexico.

State	Number of Stores	State	Number of Stores
Alabama	975	Nebraska	154
Arizona	145	Nevada	23
Arkansas	581	New Hampshire	47
California	264	New Jersey	197
Colorado	80	New Mexico	146
Connecticut	99	New York	615
Delaware	56	North Carolina	1,121
Florida	1,081	North Dakota	74
Georgia	1,134	Ohio	1,030
Idaho	8	Oklahoma	574
Illinois	724	Oregon	87
Indiana	710	Pennsylvania	980
Iowa	338	Rhode Island	26
Kansas	276	South Carolina	690
Kentucky	789	South Dakota	81
Louisiana	681	Tennessee	1,032
Maine	71	Texas	1,949
Maryland	175	Utah	14
Massachusetts	56	Vermont	42
Michigan	759	Virginia	499
Minnesota	226	Washington	45
Mississippi	668	West Virginia	313
Missouri	689	Wisconsin	294
Montana	9	Wyoming	27

Most of our stores are located in leased premises. Individual store leases vary as to their terms, rental provisions and expiration dates. Many stores, including a significant portion of our new stores, typically carry a primary lease term of up to 15 years with multiple renewal options. We also have stores subject to shorter-term leases, and many of these leases also have renewal options.

As of February 28, 2025, we operated 20 distribution centers for non-refrigerated products, ten cold storage distribution centers, and four combination distribution centers which have both refrigerated and non-refrigerated products. We lease 15 of these facilities and the remainder are owned. We have a total of 22.8 million square feet of non-refrigerated space and a total of 2.9 million square feet of cold storage space. Approximately 7.25 acres of the land for one of the distribution centers is subject to a ground lease. We also leased approximately 3.2 million square feet of additional warehouse space in support of our distribution network for non-refrigerated merchandise.

Our executive offices are located in approximately 302,000 square feet of owned buildings in Goodlettsville, Tennessee. As of February 28, 2025, we also leased approximately 186,000 square feet of additional space in Goodlettsville, Tennessee to support merchandising initiatives and 85,000 square feet of additional office space outside the United States.

ITEM 3. LEGAL PROCEEDINGS

The information contained in Note 7 to the consolidated financial statements under the heading “Legal proceedings” contained in Part II, Item 8 of this report is incorporated herein by this reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding our current executive officers as of March 21, 2025 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected or their earlier resignation or termination. There are no familial relationships between any of our directors or executive officers.

8
Name	Age	Position
Todd J. Vasos	63	Chief Executive Officer and Director
Kelly M. Dilts	56	Executive Vice President and Chief Financial Officer
Steven R. Deckard	56	Executive Vice President, Strategy and Development
Tracey N. Herrmann	47	Executive Vice President, Store Operations
Kathleen A. Reardon	53	Executive Vice President and Chief People Officer
Emily C. Taylor	49	Executive Vice President and Chief Merchandising Officer
Rhonda M. Taylor	57	Executive Vice President and General Counsel
Carman R. Wenkoff	57	Executive Vice President and Chief Information Officer
Roderick J. West	53	Executive Vice President, Global Supply Chain
Anita C. Elliott	60	Senior Vice President and Chief Accounting Officer

Mr. Vasos currently serves as our Chief Executive Officer, having returned to Dollar General in October 2023 after serving as our CEO from June 2015 to November 2022 and as Senior Advisor from November 2022 until his retirement in April 2023. He has served as a member of our Board of Directors since June 2015. Mr. Vasos joined Dollar General in December 2008 as Executive Vice President, Division President and Chief Merchandising Officer and was promoted to Chief Operating Officer in November 2013. Prior to joining Dollar General, Mr. Vasos served in leadership positions with Longs Drug Stores Corporation, Phar-Mor Food and Drug Inc. and Eckerd Corporation. Mr. Vasos has served as a director of KeyCorp since July 2020.

Ms. Dilts has served as Executive Vice President and Chief Financial Officer since May 2023. She joined Dollar General in July 2019 as Senior Vice President, Finance, overseeing financial planning and analysis; procurement; margin planning and analytics; decision science and analytics; and investor relations. Prior to joining the Company, Ms. Dilts served as Executive Vice President and Chief Financial Officer at Francesca’s Holdings Corporation from April 2016 until July 2019. Between February 1998 and April 2016, she held various positions of increasing responsibility in finance and investor relations with Tailored Brands, Inc., including Senior Vice President, Finance and Investor Relations (June 2014 to April 2016); Senior Vice President and Chief Accounting Officer (July 2012 to June 2014); Vice President, Finance (April 2003 to July 2012); Associate Vice President, Finance (April 2002 to April 2003); Financial Planning and Analysis Manager (March 2000 to April 2002); and Assistant Controller (February 1998 to March 2000). She also served as the Controller for Olympia Enterprises from April 1993 to February 1998, after beginning her career with Deloitte & Touche in January 1990.

Mr. Deckard has served as Executive Vice President, Strategy and Development, since February 2025. He has over 19 years of employment experience with Dollar General, including Executive Vice President, Store Operations and Development (January 2024 to February 2025); Executive Vice President, Growth and Emerging Markets (June 2023 to January 2024); Senior Vice President, Emerging Markets (March 2021 to June 2023); Senior Vice President, Store Operations (March 2015 to March 2021); Vice President, Store Operations (October 2012 to March 2015); Vice President, Financial Planning and Shrink Improvement (March 2012 to October 2012); Vice President, Loss Prevention and Shrink Improvement (November 2010 to March 2012); Senior Director, Store Operations (October 2007 to November 2010); Director, Store Operations (February 2007 to October 2007); and Regional Director (February 2006 to February 2007). Prior to joining Dollar General, Mr. Deckard held various store operations positions with Walmart Inc. from November 1990 to April 2005.

Ms. Herrmann has served as Executive Vice President, Store Operations, since February 2025. She has over 12 years of employment experience with Dollar General, including Senior Vice President, Store Operations (February 2024 to February 2025); Senior Vice President, Channel Innovation (September 2020 to February 2024); Senior Vice President, Store Operations (May 2017 to September 2020); Vice President, Division Manager (March 2016 to May 2017); Vice President, Merchandising Support (April 2014 to March 2016); and Senior Director, Merchandising (January 2013 to April 2014). Prior to joining Dollar General, Ms. Herrmann served in roles of increasing responsibility with Delhaize America, including Director of Pricing and Promotions, Bottom Dollar Food (September 2012 to December 2012); Director of Operations, Food Lion (July 2011 to September 2012); District Manager, Food Lion (May 2010 to July 2011); Merchandising Manager, Food Lion (February 2009 to May 2010); and Category Manager, Food Lion (April 2006 to February 2009). Prior to Food Lion, Ms. Herrmann held positions with EK Success Ltd., Hirschberg Schutz/Horizon Group USA and The Insight Research Corporation after beginning her career with Xerox Corporation in July 1999.

Ms. Reardon has served as Executive Vice President and Chief People Officer since August 2020. She joined Dollar General as Director, Human Resources in September 2009 and was promoted to Vice President, Talent Management in October 2012. She became Vice President, Retail Human Resources in October 2014 and was promoted to Senior Vice President, Human Resources in March 2019 and to Senior Vice President and Chief People Officer in May 2019. Prior to joining Dollar General, Ms. Reardon held several positions of increasing responsibility at Centex from August 2005 until September 2009, serving as Director of Human Resources from October 2007 until September 2009. Since beginning her career in May 1998, Ms. Reardon also held various roles with Carrier Corporation and was also a Career Consultant at the Darden Graduate School of Business Administration, University of Virginia.

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

Mr. Wenkoff has served as Executive Vice President and Chief Information Officer since July 2017.  He previously served as the Chief Information Officer (May 2012 to June 2017) and Chief Digital Officer (June 2016 to June 2017) of Franchise World Headquarters, LLC (“Subway”) and owned a Subway franchise from July 2015 until October 2017. He also previously served as Chairman of the Board and Co-President of Retail Gift Card Association (February 2008 to May 2012); Deputy Chief Information Officer for Independent Purchase Cooperative, Inc. (May 2005 to May 2012) and President of its subsidiary, Value Pay Services LLC (May 2005 to February 2011); founder and President of Stored Value Management, Inc. (January 2004 to May 2005); and Vice President, Operations and Finance, and General Counsel of Ontain Corporation (January 2000 to December 2004).  Mr. Wenkoff began his career in 1993 as an articled student, and then attorney with Douglas Symes & Brissenden and served in various legal positions, including General Counsel, with Pivotal Corporation from 1997 to 2000.

Mr. West has served as Executive Vice President, Global Supply Chain, since September 2023. He has over 19 years of employment experience with Dollar General, including Senior Vice President, Distribution (March 2021 to August 2023); Vice President, Perishable Growth and Development (January 2018 to March 2021); and Vice President, Process Improvement (August 2005 to January 2018). Prior to joining Dollar General, Mr. West was a consultant with Kurt Salmon Associates from July 1994 to August 2005.

Ms. Elliott has served as Senior Vice President and Chief Accounting Officer since December 2015.  She joined Dollar General as Senior Vice President and Controller in August 2005. Prior to joining Dollar General, she served as Vice President and Controller of Big Lots, Inc. from May 2001 to August 2005, and as Vice President and Controller for Jitney-Jungle Stores of America, Inc. from April 1998 to March 2001. Prior to serving at Jitney-Jungle, she practiced public accounting for 12 years, 6 of which were with Ernst & Young LLP.

Involvement in Legal Proceedings. Ms. Dilts served as Executive Vice President and Chief Financial Officer at Francesca’s Holdings Corporation from April 2016 until July 2019. On December 3, 2020, Francesca’s Holdings Corporation filed voluntary petitions for relief under Chapter 11 of Title 11 of the Bankruptcy Code. The Chapter 11 Plan of Liquidation was confirmed on July 20, 2021.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “DG.” On March 19, 2025, there were approximately 2,601 shareholders of record of our common stock.

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 20,662 stores located in 48 U.S. states and Mexico as of February 28, 2025, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. Our first stores in Mexico opened in 2023. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices often at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

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

Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. Our customers continue to feel constrained in the current macroeconomic environment and to experience elevated expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, energy and fuel prices, as well as cost inflation in frequently purchased household products (including food), which we expect will continue to pressure our customers’ spending overall and particularly in our non-consumables categories. This pressure contributed to a heavier promotional environment in the second half of 2024 compared to the prior year, and we expect a promotional environment in 2025 similar to that in 2024.

We remain committed to our long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus. These priorities include: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in the growth and development of our teams.

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

Throughout 2024, we continued to experience significant levels of inventory shrink and damages. While we anticipate that both shrink and damages will remain elevated in 2025, particularly when compared to fiscal years immediately preceding fiscal year 2023, we continue to take actions designed to reduce their impact and believe we will make progress in reducing our shrink and damages levels in 2025.

We continue to implement and invest in certain strategic initiatives that we believe will help drive profitable sales growth with both new and existing customers and capture long-term growth opportunities. Such opportunities include providing our customers with a variety of shopping access points and even greater value and convenience by leveraging and developing digital tools and technology, such as our Dollar General app, which contains a variety of tools to enhance the in-store shopping experience. We remain focused on enhancing both the in-store and digital shopping experience, while driving operational efficiency. Our partnership with a third-party delivery service is available in the majority of our stores, providing added convenience and incremental sales. Additionally, in September 2024, we partnered with the same third-party provider to fully execute a same-day home delivery offering through our DG app and website in a limited number of stores. We believe we can significantly expand this offering to additional stores in 2025. Furthermore, we believe these efforts will contribute to the continued to growth of our DG Media Network, our platform that connects brand partners with our customers.

In 2025, we are expanding our efforts to improve the performance and profitability of our mature stores through the rollout of an incremental remodel program, Project Elevate. This partial-remodel initiative is designed to refresh and optimize the merchandising in our stores, and in turn, enhance the shopping experience for our customers, while also mitigating future repairs and maintenance expense. Project Elevate remodels are incremental to our full-remodel program, Project Renovate.

We also remain focused on capturing growth opportunities. In 2024, we opened a total of 725 new stores, including five stores in Mexico, remodeled 1,621 stores, and relocated 85 stores. In 2025, we plan to open approximately 575 new stores (as well as up to 15 stores in Mexico), fully remodel approximately 2,000 stores through Project Renovate, partially remodel 2,250 stores through Project Elevate, and relocate approximately 45 stores, for a total of 4,885 real estate projects.

During the fourth quarter of 2024, we initiated a store portfolio optimization review of our Dollar General and pOpshelf bannered stores, which involved identifying stores for closure or re-bannering based on an evaluation of individual store performance, expected future performance, and operating conditions, among other factors. As a result of this review, we plan to close 96 Dollar General stores and 45 pOpshelf stores, and convert an additional six pOpshelf stores to Dollar General stores in the first quarter of 2025. See Note 12 to the consolidated financial statements for more detail on the store portfolio optimization, impairment and related charges.

pOpshelf is a unique retail concept focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. In light of the softer discretionary sales environment, we previously converted certain pOpshelf stores to Dollar General stores, and do not believe opening new stores in 2025 is a prudent use of capital. At the end of 2024, we operated 231 standalone pOpshelf stores. Following the completion of the pOpshelf store closures and conversions discussed above, we will operate 180 pOpshelf stores. In addition, we recorded a significant impairment expense to reflect the updated fair value of pOpshelf assets. We are taking focused action in 2025 to improve the performance of pOpshelf stores, and will continue to evaluate the brand and whether we are seeing the desired impact of these activities and optimization, although there can be no assurances that our efforts will be successful.

We expect store format innovation to allow us to capture additional growth opportunities as we continue to utilize the most productive of our various Dollar General store formats based on the specific market opportunity. In 2025 we expect the significant majority of the stores to be predominantly in one of our 8,500 square foot formats. This format allows for expanded high-capacity-cooler counts, an extended queue line, and a broader product assortment, including an enhanced non-consumable offering, a larger health and beauty section, and produce in select stores.

We are always seeking ways to reduce or control costs that do not affect our customers’ shopping experiences. We plan to continue enhancing this position over time while employing ongoing cost discipline to reduce certain expenses as a percentage of sales. Nonetheless, we seek to maintain flexibility to invest in the business as necessary to enhance our long-term competitiveness and profitability. From time to time, our strategic initiatives, including without limitation those discussed above, have required and may continue to require us to incur upfront expenses for which there may not be an immediate return in terms of sales or enhanced profitability.

Certain of our operating expenses, such as wage rates, occupancy costs and depreciation and amortization, have continued to increase in recent years, due primarily to market forces such as labor availability, increases in minimum wage rates, inflation and increases in property rents and interest rates. Significant or rapid increases to federal, state or local minimum wage rates or salary levels could significantly adversely affect our earnings if we are not able to otherwise offset these increased labor costs elsewhere in our business.

While the overall growth rate of inflation moderated over the second half of 2024, we believe ongoing inflationary pressures could continue to affect our operating results and our vendors and customers. Moreover, increases in market interest rates have had a negative impact on our interest expense. Both inflation and higher interest rates have significantly increased new store opening costs and occupancy costs, and while we continue to have strong new store returns and plan to grow our store base significantly in 2025, these increased costs have negatively impacted our projected new store returns and influenced our new store growth plans.

Our teams are a competitive advantage, and we proactively seek ways to continue investing in their development. Our goal is to create an environment that attracts, develops, and retains talented personnel, particularly at the store manager level, as employees who are promoted from within our company generally have longer tenures and are greater contributors to improvements in our financial performance. We are taking actions designed to reduce our higher than targeted store manager turnover, including through budgeting and allocation of labor hours, simplifying in-store activities, and reducing excess inventory.

To further enhance shareholder returns, we pay a quarterly cash dividend. The declaration and amount of future dividends are subject to Board discretion and approval, although we currently expect to continue paying quarterly cash dividends. As planned, to preserve our investment grade credit rating and maintain financial flexibility, we did not repurchase any shares during 2024 under our share repurchase program and do not plan to repurchase shares during 2025.

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

A continued focus on our four operating priorities as discussed above, and other impacts as discussed below, resulted in the following overall operating and financial performance in 2024 as compared to 2023. Basis points, as referred to below, are equal to 0.01% as a percentage of net sales.

●	Net sales in 2024 increased 5.0%. Sales in same-stores increased 1.4%, primarily due to an increase in customer traffic. Average sales per square foot in 2024 and 2023 were $263 and $264, respectively.

●	The gross profit rate decreased by 70 basis points due primarily to increased inventory markdowns, a greater proportion of sales coming from the consumables category and increased inventory damages.

●	SG&A as a percentage of sales increased by 140 basis points primarily due to impairment charges totaling $214.2 million related to the store portfolio optimization review and increases in retail labor, depreciation and amortization and store occupancy costs.

●	Operating profit decreased 29.9% to $1.71 billion in 2024 compared to $2.45 billion in 2023.

●	Interest expense, net decreased by $52.5 million in 2024 primarily due to higher average cash balances and the repayment of long-term debt.

●	The change in the effective income tax rate to 21.8% in 2024 from 21.6% in 2023 was primarily due to a higher state effective tax rate and a decreased benefit from stock-based compensation partially offset by the effect of certain rate-impacting items on lower earnings before taxes compared to 2023.

●	We reported net income of $1.13 billion, or $5.11 per diluted share, for 2024 compared to net income of $1.66 billion, or $7.55 per diluted share, for 2023.

●	We generated approximately $2.996 billion of cash flows from operating activities in 2024, an increase of 25.3% compared to 2023.

●	Inventory turnover was 4.1 times, and inventories decreased 6.9% on a per store basis compared to 2023.

Readers should refer to the detailed discussion of our operating results below for additional comments on financial performance in the current year as compared with the prior years presented.

Results of Operations

Accounting Periods. The following text contains references to years 2024, 2023, and 2022, which represent fiscal years ended January 31, 2025, February 2, 2024, and February 3, 2023, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal years 2024 and 2023 were 52-week accounting periods and fiscal year 2022 was a 53-week accounting period.

Seasonality. The nature of our business is somewhat seasonal. Primarily because of sales of Christmas-related merchandise, operating profit in our fourth quarter (November, December and January) has historically been higher than operating profit achieved in each of the first three quarters of the fiscal year. However, more recently, and in particular fiscal years 2023 and 2024, this has not been the case. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

The following table contains results of operations data for fiscal years 2024, 2023, and 2022, and the dollar and percentage variances among those years.

				2024 vs. 2023		2023 vs. 2022
(amounts in millions, except				Amount	%	Amount	%
per share amounts)	2024	2023	2022	Change	Change	Change	Change
Net sales by category:
Consumables	$33,370.9	$31,342.6	$30,155.2	$2,028.3	6.5%	$1,187.4	3.9%
% of net sales	82.17%	81.01%	79.68%
Seasonal	4,073.3	4,083.8	4,182.8	(10.5)	(0.3)	(99.0)	(2.4)
% of net sales	10.03%	10.55%	11.05%
Home products	2,074.4	2,163.8	2,332.4	(89.4)	(4.1)	(168.6)	(7.2)
% of net sales	5.11%	5.59%	6.16%
Apparel	1,093.7	1,101.4	1,174.4	(7.7)	(0.7)	(73.0)	(6.2)
% of net sales	2.69%	2.85%	3.10%
Net sales	$40,612.3	$38,691.6	$37,844.9	$1,920.7	5.0%	$846.7	2.2%
Cost of goods sold	28,594.8	26,972.6	26,024.8	1,622.2	6.0	947.8	3.6
% of net sales	70.41%	69.71%	68.77%
Gross profit	12,017.5	11,719.0	11,820.1	298.5	2.5	(101.1)	(0.9)
% of net sales	29.59%	30.29%	31.23%
Selling, general and administrative expenses	10,303.4	9,272.7	8,491.8	1,030.7	11.1	780.9	9.2
% of net sales	25.37%	23.97%	22.44%
Operating profit	1,714.1	2,446.3	3,328.3	(732.2)	(29.9)	(882.0)	(26.5)
% of net sales	4.22%	6.32%	8.79%
Interest expense, net	274.3	326.8	211.3	(52.5)	(16.1)	115.5	54.7
% of net sales	0.68%	0.84%	0.56%
Other (income) expense	—	—	0.4	—	—	(0.4)	—
% of net sales	0.00%	0.00%	0.00%
Income before income taxes	1,439.8	2,119.5	3,116.6	(679.8)	(32.1)	(997.1)	(32.0)
% of net sales	3.55%	5.48%	8.24%
Income tax expense	314.5	458.2	700.6	(143.7)	(31.4)	(242.4)	(34.6)
% of net sales	0.77%	1.18%	1.85%
Net income	$1,125.3	$1,661.3	$2,416.0	$(536.0)	(32.3)%	$(754.7)	(31.2)%
% of net sales	2.77%	4.29%	6.38%
Diluted earnings per share	$5.11	$7.55	$10.68	$(2.44)	(32.3)%	$(3.13)	(29.3)%

Net Sales. The net sales increase in 2024 was primarily due to sales from new stores and an increase in same-store sales of 1.4% compared to 2023, partially offset by the impact of store closures. The increase in same-store sales reflects a 1.1% increase in customer traffic and a 0.3% increase in average transaction amount. The increase in average transaction amount was driven by higher average item retail prices and an increase in items per transaction. Same-store sales increased in the consumables category and declined in the home products, seasonal and apparel categories. In 2024, our 19,633 same-stores accounted for sales of $38.8 billion.

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

Gross Profit. In 2024, gross profit increased by 2.5%, and as a percentage of net sales decreased by 70 basis points to 29.6% compared to 2023, primarily driven by increased markdowns, a greater proportion of sales coming from the consumables category and increased inventory damages, partially offset by decreased transportation costs.

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

SG&A. SG&A as a percentage of net sales was 25.4% in 2024 compared to 24.0% in 2023, an increase of 140 basis points. The increase reflects fourth quarter impairment charges totaling $214.2 million related to the store portfolio optimization review as discussed above in the Executive Summary and Note 12 to the consolidated financial statements. Other expenses that were higher as a percentage of net sales in 2024 were retail labor, depreciation and amortization, store occupancy costs and incentive compensation.

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

Interest Expense, net. Interest expense, net decreased $52.5 million to $274.3 million in 2024 compared to 2023 due to higher average cash balances and the repayment of long-term debt. Interest expense, net increased $115.5 million to $326.8 million in 2023 compared to 2022, primarily due to higher outstanding borrowings and higher interest rates. See the detailed discussion under “Liquidity and Capital Resources” regarding the financing of various long-term obligations.

Income Taxes. The effective income tax rate for 2024 was 21.8% compared to a rate of 21.6% for 2023 which represents a net increase of 0.2 percentage points. The effective tax rate was higher in 2024 primarily due to a higher state effective tax rate and a decreased benefit from stock-based compensation partially offset by the effect of certain rate-impacting items on lower earnings before taxes.

The effective income tax rate for 2023 was 21.6% compared to a rate of 22.5% for 2022 which represents a net decrease of 0.9 percentage points. The effective tax rate was lower in 2023 primarily due to the effect of certain rate-impacting items (such as federal tax credits) on lower earnings before taxes and a lower state effective rate resulting from increased recognition of state tax credits.

Effects of Inflation

In 2024 and 2023, we experienced moderate increases in product costs due to lower rates of inflation. In addition, we continued to experience elevated but relatively stable costs of building materials and certain of our other capital costs. In 2022, we experienced higher rates of inflation affecting product costs, the costs of building materials and certain of our other capital costs.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

During the past three years, we have generated an aggregate of approximately $7.4 billion in cash flows from operating activities and incurred approximately $4.6 billion in capital expenditures. During that period, we expanded the number of stores we operate by 2,464, representing store growth of approximately 14%, and we remodeled or relocated 5,764 stores, or approximately 32% of the stores we operated as of the beginning of the three-year period. In 2025, we intend to pursue accelerated growth in remodels, including Project Elevate, with slower growth for new stores and fewer relocations.

At January 31, 2025, we had a $2.375 billion unsecured revolving credit agreement (the “Revolving Facility”), $6.2 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability of up to $2.0 billion. At January 31, 2025, we had total consolidated outstanding debt (including the current portion of long-term obligations) of $6.2 billion, most of which was in the form of senior notes. All of our material borrowing arrangements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our commercial paper notes (“CP Notes”) as further described below. The information contained in Note 5 to the consolidated financial statements contained in Part II, Item 8 of this report is incorporated herein by reference.

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

For fiscal 2025, we anticipate potential combined borrowings under the Revolving Facility and CP Notes to be a maximum of approximately $400 million outstanding at any one time.

Revolving Facility

On September 3, 2024, we entered into an amended and restated credit agreement which provides for a $2.375 billion unsecured five-year revolving credit facility (the “Revolving Facility”) and allows for a subfacility for letters of credit of up to $100 million, of which $70 million is currently committed and $30 million is currently uncommitted. The Revolving Facility also includes a subfacility with an available borrowing capacity of up to $50 million for short-term borrowings referred to as swingline loans. The Revolving Facility is scheduled to mature on September 3, 2029.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of January 31, 2025 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of January 31, 2025, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The credit agreement governing the Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (and our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The credit agreement governing the Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of January 31, 2025, we were in compliance with all such covenants. On March 11, 2025, we amended the credit agreement governing the Revolving Facility to increase the maximum leverage ratio and decrease the minimum fixed charge ratio until January 30, 2026, or earlier at our option upon achieving certain financial covenant milestones (“Covenant Relief Period”). During the Covenant Relief Period, we are restricted from repurchasing shares of our common stock and the ability to incur certain additional liens and subsidiary debt is reduced. The credit agreement governing the Revolving Facility also contains customary events of default.

As of January 31, 2025, we had no outstanding borrowings, no outstanding letters of credit, and borrowing availability of $2.375 billion under the Revolving Facility that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute liquidity of $2.18 billion. In addition, we had outstanding letters of credit of $50.9 million which were issued pursuant to separate agreements.

364-Day Revolving Facility

The Company had a 364-day $750 million unsecured revolving credit facility (the “364-Day Revolving

Facility”) which expired on January 30, 2024.

Commercial Paper

We may issue the CP Notes from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of January 31, 2025, our consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $195.0 million were held by a wholly-owned subsidiary and therefore are not reflected in the consolidated balance sheets.

Senior Notes

Our Senior Notes consist of the following issuances:

		(In millions)			Annual
	Interest	Aggregate		Issuance	Interest
Maturity	Rate	Principal	Discount	Date	Schedule
November 2025	4.150%	$500.0	$0.8	October 2015	May 1 and November 1
April 2027	3.875	600.0	0.4	April 2017	April 15 and October 15
November 2027	4.625	550.0	0.5	September 2022	May 1 and November 1
May 2028	4.125	500.0	0.5	April 2018	May 1 and November 1
July 2028	5.200	500.0	0.1	June 2023	January 5 and July 5
April 2030	3.500	1,000.0	0.7	April 2020	April 3 and October 3
November 2032	5.000	700.0	2.4	September 2022	May 1 and November 1
July 2033	5.450	1,000.0	1.6	June 2023	January 5 and July 5
April 2050	4.125	500.0	5.0	April 2020	April 3 and October 3
November 2052	5.500	300.0	0.3	September 2022	May 1 and November 1

The table above is comprised of what is collectively referred to as the Senior Notes, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”).

We may redeem some or all of the Senior Notes at any time at redemption prices set forth in the Senior Indenture. Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of our Senior Notes has the right to require us to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. We have provided notice to the trustees of our $500.0 million senior unsecured notes scheduled to mature on November 1, 2025, that we intend to redeem the entire principal amount of such notes on April 29, 2025. We expect to use cash on hand for the redemption.

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

Rating Agencies

Our credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will maintain or improve our current credit ratings, particularly, if we are unable to lower our leverage ratios to levels and within time frames deemed acceptable to the rating agencies. The credit ratings for our borrowings are as follows:

Rating Agency	Senior unsecured debt rating	Commercial paper rating	Outlook
Moody’s	Baa2	P-2	Negative outlook
Standard & Poor’s	BBB	A-2	Negative outlook

Future Cash Requirements

The following table summarizes significant estimated future cash requirements under our various contractual obligations and other commitments at January 31, 2025, in total and disaggregated into current (<1 year) and long-term (1 or more years) obligations (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$6,331,076	$519,463	$1,183,315	$1,023,667	$3,604,631
Interest(a)	2,460,357	294,311	533,208	398,432	1,234,406
Self-insurance liabilities(b)	334,425	165,085	121,100	45,790	2,450
Operating lease obligations	13,761,782	1,921,426	3,521,529	2,846,911	5,471,916
Subtotal	$22,887,640	$2,900,285	$5,359,152	$4,314,800	$10,313,403

	Commitments Expiring by Period
Commercial commitments(c)	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Letters of credit	$10,458	$10,458	$—	$—	$—
Purchase obligations(d)	1,295,661	1,153,619	134,975	7,067	—
Subtotal	$1,306,119	$1,164,077	$134,975	$7,067	$—
Total contractual obligations and commercial commitments	$24,193,759	$4,064,362	$5,494,127	$4,321,867	$10,313,403
(a)	Represents obligations for interest payments on long-term debt and includes projected interest on variable rate long-term debt using 2024 year-end rates and balances. Variable rate long-term debt includes the Revolving Facility (although such facility had a balance of zero as of January 31, 2025), the CP Notes (which had a balance of zero as of January 31, 2025, and which amount is net of $195.0 million held by a wholly-owned subsidiary), and interest rate swaps being accounted for as fair value hedges.

(b)	We retain a significant portion of the risk for our workers’ compensation, employee health, general liability, property loss, auto liability, and certain third-party landlord claims exposures. As these obligations do not have scheduled maturities, these amounts represent undiscounted estimates based upon actuarial assumptions. Substantially all amounts are reflected on an undiscounted basis in our consolidated balance sheets.

(c)	Commercial commitments include information technology license and support agreements, supplies, fixtures, letters of credit for import merchandise, and other inventory purchase obligations.

(d)	Purchase obligations include legally binding agreements for software licenses and support, supplies, fixtures, and merchandise purchases (excluding such purchases subject to letters of credit).

Share Repurchase Program

Our common stock repurchase program had a total remaining authorization of approximately $1.38 billion at January 31, 2025. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The repurchase authorization has no expiration date, and future repurchases will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. The repurchase program may be modified or terminated from time to time at the discretion of our Board of Directors. To preserve our investment grade credit rating and maintain financial flexibility, we did not repurchase any shares under this program in 2024 and do not plan to repurchase shares during fiscal 2025. For more detail, see Note 11 to the consolidated financial statements.

Other Considerations

In March 2025, the Board of Directors declared a quarterly cash dividend of $0.59 per share which is payable on or before April 22, 2025 to shareholders of record of our common stock on April 8, 2025. We paid quarterly cash dividends of $0.59 per share in 2024. Although the Board currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other factors, our results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity and other factors that our Board may deem relevant in its sole discretion.

Our inventory balance represented approximately 47% of our total assets exclusive of operating lease assets, goodwill, and other intangible assets as of January 31, 2025. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year as discussed further below. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

As described in Note 7 to the consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity.

Cash Flows

Cash flows from operating activities. Cash flows from operating activities were $2.996 billion in 2024, which represents a $604.3 million increase compared to 2023. Changes in merchandise inventories resulted in a $230.2 million increase in our working capital in 2024 compared to the decrease of $299.1 million in 2023 as described in greater detail below. Changes in accounts payable resulted in a $302.9 million increase in our working capital in 2024 compared to a $36.9 million increase in 2023, due primarily to the timing of inventory receipts and related payments. Changes in accrued expenses resulted in a $91.8 million increase in 2024 compared to a $39.2 million decrease in 2023. Net income decreased to $1.1 billion in 2024 as compared to $1.7 billion in 2023. Changes in other noncash losses resulted in a $296.2 million increase as compared to a $89.0 million increase in 2023 primarily due to impairment charges in 2024. Changes in income taxes paid in 2024 compared to 2023 are primarily due to the decrease in pre-tax earnings in 2024 and the timing of payments for income taxes.

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

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories decreased by 4% in 2024 and increased by 3% in 2023 and 20% in 2022. The decrease in the 2024 period primarily reflects a decrease in the consumables and home products categories due to inventory reduction efforts and core SKU reductions. Offsetting the inventory decrease in consumables and home products were increases in the seasonal and apparel categories primarily due to an increase in overall store count. Percent and dollar changes in our four inventory categories for the past three years were as follows:

	For the Year Ended
	January 31,		February 2,		February 3,
Increase (decrease)	2025		2024		2023
Consumables	$(287.4)	(6)%	$744.5	20%	$367.8	11%
Seasonal	14.7	1	(207.1)	(13)	455.5	42
Home products	(18.3)	(2)	(291.3)	(28)	315.4	43
Apparel	8.0	2	(12.6)	(4)	7.8	2

Cash flows from investing activities. Significant components of property and equipment purchases included the following approximate amounts:

	For the Year Ended
	January 31,	February 2,	February 3,
(amounts in millions, except store count amounts)	2025	2024	2023
Existing stores improvements, upgrades, remodels, and relocations	$605.3	$683.4	$588.5
Distribution and transportation-related capital expenditures	342.9	542.4	478.7
New stores primarily for leasehold improvements, fixtures and equipment	295.9	390.2	372.6
Information systems upgrades and technology-related projects	52.2	67.1	62.2
Other	13.6	17.1	58.6
Total purchases of property and equipment	$1,309.9	$1,700.2	$1,560.6

Store Counts
New stores	725	987	1,039
Remodeled or relocated	1,706	2,136	1,922

Capital expenditures during 2025 are projected to be in the range of $1.3 billion to $1.4 billion. We anticipate funding 2025 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth and development with approximately 575 new stores in the United States and up to 15 new stores in Mexico and approximately 4,295 remodels or relocations, including fully remodeling approximately 2,000 stores through Project Renovate, remodeling approximately 2,250 through Project Elevate, and relocating approximately 45 stores. Capital expenditures in 2025 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives for existing distribution center facilities and replacement of certain transportation related assets; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. During the 2024 period we had repayments of long-term obligations of $770.2 million. We paid cash dividends of $519.0 million and did not repurchase shares of our common stock.

In 2023, we received proceeds from the issuance of long-term debt of $1.5 billion. Net commercial paper borrowings decreased by $1.5 billion, and we received and repaid $500.0 million under the 364-Day Revolving Facility. We paid cash dividends of $518.0 million and did not repurchase shares of our common stock.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market (“LCM”) with cost determined using the retail last in, first out (“LIFO”) method. We use the retail inventory method (“RIM”) to calculate gross profit and the resulting valuation of inventories at cost, which are computed utilizing a calculated cost-to-retail inventory ratio to the retail value of sales at an inventory department level. We apply the RIM to these departments, which are groups of products that are fairly uniform in terms of cost, selling price relationship and turnover. The RIM will result in valuing inventories at LCM if permanent markdowns are recorded timely as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain management judgments and estimates that may impact the ending inventory valuation at cost, as well as the gross profit recognized. These judgments include ensuring departments consist of similar products, recording estimated shrinkage between physical inventories, and timely recording of markdowns needed to sell inventory.

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

Impairment of Long-lived Assets. Long-lived assets, including right of use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The evaluation is performed primarily at the store level, which is the lowest level of identifiable cash flows that are largely independent of cash flows of other assets and liabilities. Impairment of long-lived assets results when the carrying value of the assets exceeds the estimated undiscounted future cash flows generated by the assets. Our estimate of undiscounted future store cash flows is based upon historical operations of the stores and estimates of future profitability which encompasses many factors that are subject to variability and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s estimated fair value. The fair value is estimated based primarily upon projected future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value. Changes in these estimates, assumptions or projections could materially affect the determination of fair value or impairment.

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

Lease Accounting. Lease liabilities are recorded at a discount based upon our estimated collateralized incremental borrowing rate which involves significant judgments and estimates. Factors incorporated into the calculation of lease discount rates include the valuations and yields of our senior notes, their credit spread over comparable U.S. Treasury rates, and an index of the credit spreads for all North American investment grade companies by rating. To determine an indicative secured rate, we use the estimated credit spread improvement that would result from an upgrade of one ratings classification by tenor. Many of our stores typically carry a primary lease term of up to 15 years with multiple renewal options. We also have stores subject to shorter-term leases and many of these leases also have renewal options. We record single lease expense on a straight-line basis over the lease term including any option periods that are reasonably certain to be renewed, commencing on the date that we take physical possession of the property from the landlord. Tenant allowances, to the extent received, are recorded as a reduction of the right of use asset. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our short-term borrowings, long-term debt, and cash investments. We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Currently, we are counterparty to certain interest rate swaps with a total notional amount of $350.0 million entered into in May 2021. These swaps are scheduled to mature in April 2030. Under the terms of these agreements, we swap fixed interest rates on a portion of our 2030 Senior Notes for compounded SOFR rates. In recent years, our principal interest rate exposure has been from outstanding borrowings under our Revolving Facility as well as our commercial paper program. As of January 31, 2025, we had no consolidated commercial paper borrowings and no borrowings outstanding under our Revolving Facility. For a detailed discussion of our Revolving Facility and our commercial paper program, see Note 5 to the consolidated financial statements.

A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows.

At January 31, 2025, our primary interest rate exposure was from changes in interest rates on our variable rate investment holdings, which are classified as cash and cash equivalents in our consolidated financial statements. The increase in cash and cash equivalents was driven primarily from cash from operations. Based on our outstanding variable rate cash and debt balances as of January 31, 2025, the net annualized effect of a one percentage point decrease in interest rates would have resulted in a pre-tax reduction of our earnings and cash flows of approximately $3.5 million in 2024.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries (the Company) as of January 31, 2025 and February 2, 2024, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2025 and February 2, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 21, 2025, expressed an unqualified opinion thereon.

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

Estimate of Workers’ Compensation and General Liability Reserves

Description of the Matter

The Company records expenses and reserves for workers’ compensation matters related to alleged work-related employee accidents and injuries, as well as general liability matters related to alleged non-employee incidents and injuries. At January 31, 2025, the Company’s reserves for self-insurance risks were $334.4 million, which includes workers’ compensation and general liability reserves. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk related to its workers’ compensation and general liability exposures. Accordingly, provisions are recorded for the Company’s estimates of such losses. The undiscounted future claim costs for the workers’ compensation and general liability exposures are estimated using actuarial methods.

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

Nashville, Tennessee

March 21, 2025

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 31,	February 2,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$932,576	$537,283
Merchandise inventories	6,711,242	6,994,266
Income taxes receivable	127,132	112,262
Prepaid expenses and other current assets	392,975	366,913
Total current assets	8,163,925	8,010,724
Net property and equipment	6,209,481	6,087,722
Operating lease assets	11,163,763	11,098,228
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,700	1,199,700
Other assets, net	57,275	60,628
Total assets	$31,132,733	$30,795,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$519,463	$768,645
Current portion of operating lease liabilities	1,460,114	1,387,083
Accounts payable	3,833,133	3,587,374
Accrued expenses and other	1,045,856	971,890
Income taxes payable	10,136	10,709
Total current liabilities	6,868,702	6,725,701
Long-term obligations	5,719,025	6,231,539
Long-term operating lease liabilities	9,764,783	9,703,499
Deferred income taxes	1,103,701	1,133,784
Other liabilities	262,815	251,949
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 219,939 and 219,663 shares issued and outstanding at January 31, 2025 and February 2, 2024, respectively	192,447	192,206
Additional paid-in capital	3,812,590	3,757,005
Retained earnings	3,405,683	2,799,415
Accumulated other comprehensive income (loss)	2,987	493
Total shareholders’ equity	7,413,707	6,749,119
Total liabilities and shareholders' equity	$31,132,733	$30,795,591

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	January 31,	February 2,	February 3,
	2025	2024	2023
Net sales	$40,612,308	$38,691,609	$37,844,863
Cost of goods sold	28,594,811	26,972,585	26,024,765
Gross profit	12,017,497	11,719,024	11,820,098
Selling, general and administrative expenses	10,303,423	9,272,724	8,491,796
Operating profit	1,714,074	2,446,300	3,328,302
Interest expense, net	274,320	326,781	211,273
Other (income) expense	—	—	415
Income before income taxes	1,439,754	2,119,519	3,116,614
Income tax expense	314,501	458,245	700,625
Net income	$1,125,253	$1,661,274	$2,415,989
Earnings per share:
Basic	$5.12	$7.57	$10.73
Diluted	$5.11	$7.55	$10.68
Weighted average shares outstanding:
Basic	219,877	219,415	225,148
Diluted	220,027	219,938	226,297

Dividends per share	$2.36	$2.36	$2.20

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	January 31,	February 2,	February 3,
	2025	2024	2023
Net income	$1,125,253	$1,661,274	$2,415,989
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of ($11), $31, and $353, respectively	2,494	450	1,235
Comprehensive income	$1,127,747	$1,661,724	$2,417,224

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balances, January 28, 2022	230,016	$201,265	$3,587,914	$2,473,999	$(1,192)	$6,261,986
Net income	—	—	—	2,415,989	—	2,415,989
Dividends paid, $2.20 per common share	—	—	—	(493,732)	—	(493,732)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	1,235	1,235
Share-based compensation expense	—	—	72,712	—	—	72,712
Repurchases of common stock	(11,643)	(10,188)	—	(2,737,826)	—	(2,748,014)
Excise tax incurred on common stock repurchases	—	—	—	(2,290)	—	(2,290)
Other equity and related transactions	732	641	33,245	—	—	33,886
Balances, February 3, 2023	219,105	$191,718	$3,693,871	$1,656,140	$43	$5,541,772
Net income	—	—	—	1,661,274	—	1,661,274
Dividends paid, $2.36 per common share	—	—	—	(517,999)	—	(517,999)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	450	450
Share-based compensation expense	—	—	51,891	—	—	51,891
Other equity and related transactions	558	488	11,243	—	—	11,731
Balances, February 2, 2024	219,663	$192,206	$3,757,005	$2,799,415	$493	$6,749,119
Net income	—	—	—	1,125,253	—	1,125,253
Dividends paid, $2.36 per common share	—	—	—	(518,985)	—	(518,985)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	2,494	2,494
Share-based compensation expense	—	—	58,738	—	—	58,738
Other equity and related transactions	276	241	(3,153)	—	—	(2,912)
Balances, January 31, 2025	219,939	$192,447	$3,812,590	$3,405,683	$2,987	$7,413,707

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	January 31,	February 2,	February 3,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,125,253	$1,661,274	$2,415,989
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	971,703	848,793	724,877
Deferred income taxes	(30,345)	72,847	235,299
Noncash share-based compensation	58,738	51,891	72,712
Other noncash (gains) and losses	296,184	88,982	530,530
Change in operating assets and liabilities:
Merchandise inventories	230,208	(299,066)	(1,665,352)
Prepaid expenses and other current assets	(23,864)	(63,576)	(65,102)
Accounts payable	302,915	36,940	(194,722)
Accrued expenses and other liabilities	91,813	(39,189)	(25,409)
Income taxes	(15,443)	25,303	(37,517)
Other	(11,098)	7,599	(6,750)
Net cash provided by (used in) operating activities	2,996,064	2,391,798	1,984,555
Cash flows from investing activities:
Purchases of property and equipment	(1,309,888)	(1,700,222)	(1,560,582)
Proceeds from sales of property and equipment	3,561	6,199	5,236
Net cash provided by (used in) investing activities	(1,306,327)	(1,694,023)	(1,555,346)
Cash flows from financing activities:
Issuance of long-term obligations	—	1,498,260	2,296,053
Repayments of long-term obligations	(770,230)	(19,723)	(911,330)
Net increase (decrease) in commercial paper outstanding	—	(1,501,900)	1,447,600
Borrowings under revolving credit facilities	—	500,000	—
Repayments of borrowings under revolving credit facilities	—	(500,000)	—
Costs associated with issuance of debt	(2,319)	(12,438)	(16,925)
Repurchases of common stock	—	—	(2,748,014)
Payments of cash dividends	(518,983)	(517,979)	(493,726)
Other equity and related transactions	(2,912)	11,712	33,880
Net cash provided by (used in) financing activities	(1,294,444)	(542,068)	(392,462)
Net increase (decrease) in cash and cash equivalents	395,293	155,707	36,747
Cash and cash equivalents, beginning of period	537,283	381,576	344,829
Cash and cash equivalents, end of period	$932,576	$537,283	$381,576
Supplemental cash flow information:
Cash paid for:
Interest	$336,625	$352,473	$195,312
Income taxes	$354,727	$359,578	$500,814
Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$1,592,510	$1,804,934	$1,836,718
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$90,981	$148,137	$150,694

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2024, 2023, and 2022, which represent fiscal years ended January 31, 2025, February 2, 2024, and February 3, 2023, respectively. The Company’s 2024 and 2023 accounting periods were each comprised of 52 weeks, and the 2022 accounting period was comprised of 53 weeks. The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

The Company sells general merchandise on a retail basis through 20,594 stores (as of January 31, 2025) in 48 U.S. states and Mexico with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. As of January 31, 2025, the Company operated 20 distribution centers for non-refrigerated products, ten cold storage distribution centers, and four combination distribution centers which have both refrigerated and non-refrigerated products. The Company leases 15 of these facilities and the remainder are owned.

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

Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $94.4 million and $109.3 million at January 31, 2025 and February 2, 2024, respectively. These receivables typically settle in less than five days with little or no default risk.

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

The excess of current cost over LIFO cost was approximately $913.8 million and $875.1 million at January 31, 2025 and February 2, 2024, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision of $38.7 million in 2024,

$61.6 million in 2023, and $517.3 million in 2022, which is included in cost of goods sold in the consolidated statements of income.

The Company purchases its merchandise from a wide variety of suppliers. The Company’s two largest suppliers accounted for approximately 11% and 8%, respectively, of the Company’s purchases in 2024.

Vendor rebates

The Company accounts for all cash consideration received from vendors in accordance with applicable accounting standards pertaining to such arrangements. Substantially all cash consideration received from a vendor is accounted for as a reduction of merchandise purchase costs as earned. However, certain specific, incremental and otherwise qualifying SG&A expenses related to the promotion or sale of vendor products may be offset by cash consideration received from vendors, in accordance with arrangements such as cooperative advertising, when earned for dollar amounts up to but not exceeding actual incremental costs.

Prepaid expenses and other current assets

Prepaid expenses and other current assets include amounts receivable for certain vendor rebates and other miscellaneous receivables (primarily those expected to be collected in cash), and prepaid amounts for SaaS fees, maintenance, business licenses and insurance.

Property and equipment

Property and equipment acquired is recorded at cost. The Company records depreciation and amortization on a straight-line basis over the assets’ estimated useful lives. Depreciation and amortization expense is included in SG&A expenses as presented in the accompanying Consolidated Statements of Income, except depreciation and amortization expense related to assets used in the warehousing and distribution of goods which is capitalized into inventory and ultimately included in Cost of goods sold. Amounts included in the Company’s property and equipment balances and their estimated lives are summarized as follows:

				January 31,	February 2,
(In thousands)	Life			2025	2024
Land	Indefinite			$265,202	$236,899
Land improvements		20		108,008	106,339
Buildings	39	-	40	2,031,642	1,688,467
Leasehold improvements		(a)		1,300,742	1,189,060
Furniture, fixtures and equipment	3	-	10	7,128,287	6,604,870
Construction in progress				254,445	539,242
Right of use assets - finance leases	Various			233,751	233,349
				11,322,077	10,598,226
Less accumulated depreciation and amortization				(5,112,596)	(4,510,504)
Net property and equipment				$6,209,481	$6,087,722

(a)Depreciated over the lesser of the applicable lease term or the estimated useful life of the asset.

Depreciation and amortization expense related to property and equipment was approximately $963.8 million, $839.9 million and $717.8 million for 2024, 2023 and 2022, respectively. Interest on borrowed funds during the construction of property and equipment is capitalized where applicable. Interest costs of $14.6 million, $12.5 million, and $4.8 million were capitalized in 2024, 2023 and 2022, respectively.

Impairment of long-lived assets

Long-lived assets, including right of use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The evaluation is performed primarily at the store level, which is the lowest level of identifiable cash flows that are largely independent of cash flows of other assets and liabilities. When indicators of impairment are present, the Company evaluates the carrying value of long-lived assets, excluding goodwill and other indefinite-lived intangible assets, in relation to the operating performance and future cash flows or the appraised values of the underlying assets. Generally, the Company’s policy is to review for impairment of stores open more than three years for which current cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows expected to be generated by the assets. The Company’s estimate of undiscounted future cash flows is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and difficult to predict. If an asset group (typically considered a store) is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset group’s estimated fair value; however, no individual asset can be impaired below its individual fair value. The fair value for stores with ongoing operations is estimated based primarily upon estimated future cash flows over the asset’s remaining useful life, using the income approach (discounted at the Company’s credit adjusted risk-free rate) or other reasonable estimates of fair market value. The fair value of individual right of use assets which will continue to be utilized in the operations of stores is determined under the market approach using estimated market rent assessments based on market comps and broker quotes. For stores which will cease operations, fair value is estimated using an income-approach based on management's forecast of future cash flows expected to be derived from the property based on current sublease market rent (discounted at a rate reflective of a typical market participant’s required rate of return for similar properties). Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value.

The determination of fair value under the income approach requires assumptions including forecasts of future cash flows (such as revenue growth rates and operating expenses) and selection of a market-based discount rate. Estimates of market rent are based on market comps and non-binding broker quotes. As these inputs are unobservable, they are classified as Level 3 inputs under the fair value hierarchy (see Note 6). If actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, the Company may be exposed to additional impairment losses in a future period (see Note 12).

The Company recorded impairment charges included in SG&A expense of approximately $226.7 million in 2024, $6.7 million in 2023 and $2.1 million in 2022, to reduce the carrying value of certain of its stores’ assets. Impairment charges for 2024 included store asset and right of use asset impairment charges recorded in connection with the store portfolio optimization review as discussed in Note 12. Such action was deemed necessary based on the Company’s evaluation that such amounts would not be recoverable, resulting in the carrying value of the assets exceeding the estimated undiscounted future cash flows generated by the assets at these locations.

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

Other assets

Noncurrent Other assets consist primarily of investments and qualifying prepaid expenses for maintenance, and utility and other deposits.

Accrued expenses and other liabilities

Accrued expenses and other consist of the following:

	January 31,	February 2,
(In thousands)	2025	2024
Compensation and benefits	$171,318	$145,665
Self-insurance reserves	165,085	151,317
Taxes (other than taxes on income)	310,568	275,636
Other	398,885	399,272
	$1,045,856	$971,890

Included in other accrued expenses are liabilities for freight expense, interest, utilities, maintenance and legal settlements.

Supply chain finance programs

The Company utilizes supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell the Company’s payment obligations to designated third party financial institutions. While the terms of these agreements are between the supplier and the financial institution, the supply chain finance financial institutions allow the participating suppliers to utilize the Company’s creditworthiness in establishing credit spreads and associated costs. The payment terms that the Company has with participating suppliers under these programs generally range up to 150 days. The Company’s obligations to its suppliers in accounts payable and accrued expenses, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. As of January 31, 2025 and February 2, 2024, the amount of obligations outstanding that the Company has confirmed with the financial institutions under the supply chain finance program were $399.7 million and $306.8 million, respectively.

A summary of the Company’s supplier finance program activity is as follows:

(In thousands)	2024
Beginning balance, February 2, 2024	$306,781
Amounts added	1,285,484
Amounts settled	(1,192,586)
Ending balance, January 31, 2025	$399,679

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

Other liabilities

Other liabilities primarily consist of self-insurance which equaled $169.3 million in 2024 and $156.6 million in 2023.

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

The Company previously recorded a loss on the settlement of derivatives associated with the issuance of long-term debt in 2013 which was deferred to other comprehensive income and was being amortized as an increase to interest expense over the 10-year period of the debt’s maturity, through 2023.

Revenue recognition

The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise. All sales are net of discounts and are presented net of taxes assessed by governmental authorities that are imposed concurrent with those sales.

The Company recognizes gift card sales revenue at the time of redemption. The liability for gift cards is established for the cash value at the time of purchase of the gift card. The liability for outstanding gift cards was approximately $17.4 million and $13.8 million at January 31, 2025 and February 2, 2024, respectively, and is recorded in Accrued expenses and other liabilities. Estimated breakage revenue, a percentage of gift cards that will never be redeemed based on historical redemption rates, is recognized over time in proportion to actual gift card redemptions. The Company recorded breakage revenue of $2.2 million, $2.6 million and $2.3 million in 2024, 2023 and 2022, respectively.

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected in SG&A expenses net of earned cooperative advertising amounts provided by vendors which are specific, incremental and otherwise qualifying expenses related to the promotion or sale of vendor products for dollar amounts up to but not exceeding actual incremental costs. Advertising costs were $122.9 million, $130.6 million and $126.0 million in 2024, 2023 and 2022, respectively. These costs primarily include promotional circulars, digital media support, and in-store signage. Vendor funding for cooperative advertising offset reported expenses by $41.6 million, $35.7 million and $33.4 million in 2024, 2023 and 2022, respectively.

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

Accounting standards

In September 2022, the Financial Accounting Standards Board (“FASB”) issued new required disclosures for supplier finance programs. These disclosures are intended to enhance the transparency about the use of supplier finance programs for investors. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with the exception of the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the required disclosures for this accounting standard update in fiscal 2023, except for the disclosure of rollforward activity, which was adopted for fiscal year 2024.

In November 2023, the FASB issued an update to the required disclosures for segment reporting. The update is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the required disclosures for this update for fiscal year 2024.

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

In November 2024, the FASB issued new required disclosures for disaggregated expense information. The update is intended to improve the disclosures about expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The update is effective for fiscal years beginning after December 15, 2026. The Company is currently assessing the impact of the adoption of this required disclosure.

2.Earnings per share

Earnings per share is computed as follows (in thousands except per share data):

	2024
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,125,253	219,877	$5.12
Effect of dilutive share-based awards		150
Diluted earnings per share	$1,125,253	220,027	$5.11

	2023
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,661,274	219,415	$7.57
Effect of dilutive share-based awards		523
Diluted earnings per share	$1,661,274	219,938	$7.55

	2022
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$2,415,989	225,148	$10.73
Effect of dilutive share-based awards		1,149
Diluted earnings per share	$2,415,989	226,297	$10.68

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were approximately 0.2 million, 0.1 million and 0.1 million in 2024, 2023 and 2022, respectively.

3.Income taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2024	2023	2022
Current:
Federal	$296,598	$324,339	$400,752
Foreign	422	880	279
State	47,878	59,181	63,562
	344,898	384,400	464,593
Deferred:
Federal	(24,547)	72,769	195,529
Foreign	4	(297)	(24)
State	(5,854)	1,373	40,527
	(30,397)	73,845	236,032
	$314,501	$458,245	$700,625

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2024		2023		2022
U.S. federal statutory rate on earnings before income taxes	$302,349	21.0%	$445,098	21.0%	$654,489	21.0%
State income taxes, net of federal income tax benefit	33,270	2.3	47,855	2.2	82,134	2.6
Jobs credits, net of federal income taxes	(33,345)	(2.3)	(34,279)	(1.6)	(37,639)	(1.2)
Other, net	12,227	0.8	(429)	—	1,641	0.1
	$314,501	21.8%	$458,245	21.6%	$700,625	22.5%

The effective income tax rate for 2024 was 21.8% compared to a rate of 21.6% for 2023 which represents a net increase of 0.2 percentage points. The effective income tax rate was higher in 2024 primarily due to a higher state effective tax rate and a decreased benefit from stock-based compensation partially offset by the effect of certain rate-impacting items on lower earnings before taxes.

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

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,	February 2,
(In thousands)	2025	2024
Deferred tax assets:
Deferred compensation expense	$12,914	$13,441
Accrued expenses	14,586	13,112
Accrued rent	195	306
Lease liabilities	2,864,218	2,852,395
Accrued insurance	10,200	8,732
Accrued incentive compensation	10,605	5,356
Share based compensation	19,006	17,052
Tax benefit of income tax and interest reserves related to uncertain tax positions	1,155	1,028
State and foreign tax net operating loss carry forwards, net of federal tax	18,984	9,781
State tax credit carry forwards, net of federal tax	16,187	19,463
Other	21,368	22,882
	2,989,418	2,963,548
Less valuation allowances, net of federal income taxes	(22,975)	(17,000)
Total deferred tax assets	2,966,443	2,946,548
Deferred tax liabilities:
Property and equipment	(707,318)	(736,322)
Lease assets	(2,806,870)	(2,815,466)
Inventories	(224,933)	(199,603)
Trademarks	(304,673)	(306,915)
Prepaid insurance	(24,874)	(20,275)
Other	(1,213)	(1,751)
Total deferred tax liabilities	(4,069,881)	(4,080,332)
Net deferred tax liabilities	$(1,103,438)	$(1,133,784)

The Company has state tax credit carryforwards of approximately $16.2 million (net of federal benefit) that will expire beginning in 2028 through 2048. The Company has approximately $2.9 million of state apportioned net operating loss carryforwards, which will begin to expire in 2036 and will continue through 2041 and approximately $63.0 million of foreign net operating loss carryforwards, which will begin to expire in 2032 through 2034.

The Company has a valuation allowance for certain state tax credit carryforwards and foreign net operating loss carryforwards and deferred tax assets, in the amount of $23.0 million and $17.0 million (net of federal benefit) which increased income tax expense by $6.0 million and $8.0 million in 2024 and 2023, respectively. Management believes that the results from operations will not generate sufficient taxable income to realize the state deferred tax assets before they expire and, with respect to the foreign deferred tax assets, will assess the existing positive and negative evidence in evaluating a potential release of the valuation allowance on the deferred tax assets in future periods.

Management believes that it is more likely than not that the Company’s results of operations and its existing deferred tax liabilities will generate sufficient taxable income to realize the remaining deferred tax assets.

The Company’s 2020 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2021 through 2023 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, with few exceptions, the Company’s 2021 and later tax years remain open for examination by the various state taxing authorities.

As of January 31, 2025, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $11.6 million, $1.7 million and $0.8 million, respectively, for a total of $14.1 million. As of February 2, 2024, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $14.4 million, $1.0 million and $0.0 million, respectively, for a total of $15.4 million. These totals are reflected in noncurrent Other liabilities in the consolidated balance sheets.

The Company’s reserve for uncertain tax positions is expected to be reduced by $3.5 million in the coming twelve months as a result of expiring statutes of limitations or settlements. As of January 31, 2025 and February 2, 2024, approximately $11.6 million and $11.5 million, respectively, of the uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The amounts associated with uncertain tax positions included in income tax expense consists of the following:

(In thousands)	2024	2023	2022
Income tax expense (benefit)	$163	$3,930	$1,797
Income tax related interest expense (benefit)	773	710	28
Income tax related penalty expense (benefit)	826	—	—

A reconciliation of the uncertain income tax positions from January 28, 2022 through January 31, 2025 is as follows:

(In thousands)	2024	2023	2022
Beginning balance	$14,377	$7,988	$6,191
Increases—tax positions taken in the current year	189	665	—
Increases—tax positions taken in prior years	4,893	8,101	3,499
Decreases—tax positions taken in prior years	(5,722)	—	—
Statute expirations	(2,111)	(1,931)	(1,239)
Settlements	—	(446)	(463)
Ending balance	$11,626	$14,377	$7,988

The Organization of Economic Cooperation and Development has proposed a global minimum tax of 15% on a country-by-country basis (“Pillar Two”). Pursuant to Pillar Two, some countries have enacted minimum tax rates of 15% effective for the 2024 tax year while other countries have enacted or proposed legislation making the 15% minimum tax rate effective for the 2025 tax year or later. The Company operates in a country that is currently assessing the enactment of the 15% minimum tax rate beginning in 2025. If enacted, the Company does not believe it will have a material impact on tax expense.

4.Leases

As of January 31, 2025, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Many of the Company’s store locations carry a primary lease term of up to 15 years. Certain of the Company’s leased store locations have variable payments based upon actual costs of common area maintenance, real estate taxes and property and liability insurance. In addition, some of the Company’s leased store locations have provisions for variable payments based upon a specified percentage of defined sales volume. The Company’s lease agreements generally do not contain material restrictive covenants.

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

Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the consolidated balance sheets. At January 31, 2025, the weighted-average remaining lease term for the Company’s leases was 9.4 years, and the weighted average discount rate was 4.5%. For 2024, 2023 and 2022, operating lease cost of $1.89 billion, $1.75 billion and $1.61 billion, respectively, and variable lease cost of $0.39 billion, $0.36 billion and $0.31 billion, respectively, were reflected as SG&A expenses in the Consolidated Statements of Income. Cash paid for amounts included in the measurement of operating lease liabilities of $1.91 billion, $1.76 billion and $1.62 billion, respectively, were reflected in cash flows from operating activities in the Consolidated Statements of Cash Flows for 2024, 2023 and 2022.

The scheduled maturities of the Company’s operating lease liabilities are as follows:

(In thousands)
2025	$1,921,426
2026	1,826,594
2027	1,694,935
2028	1,524,602
2029	1,322,309
Thereafter	5,471,916
Total lease payments (a)	13,761,782
Less imputed interest	(2,536,885)
Present value of lease liabilities	$11,224,897
a)	Excludes approximately $322.5 million of legally binding minimum lease payments for leases signed which have not yet commenced.

5.Current and long-term obligations

Consolidated current and long-term obligations consist of the following:

	January 31,	February 2,
(In thousands)	2025	2024
Revolving Facility	$—	$—
364-Day Revolving Facility	—	—
Unsecured commercial paper notes	—	—
4.250% Senior Notes due September 20, 2024 (net of discount of $0 and $230)	—	749,770
4.150% Senior Notes due November 1, 2025 (net of discount of $71 and $162)	499,929	499,838
3.875% Senior Notes due April 15, 2027 (net of discount of $112 and $160)	599,888	599,840
4.625% Senior Notes due November 1, 2027 (net of discount of $300 and $400)	549,700	549,600
4.125% Senior Notes due May 1, 2028 (net of discount of $184 and $237)	499,816	499,763
5.200% Senior Notes due July 5, 2028 (net of discount of $99 and $124)	499,901	499,876
3.500% Senior Notes due April 3, 2030 (net of discount of $376 and $441)	953,108	951,240
5.000% Senior Notes due November 1, 2032 (net of discount of $1,955 and $2,155)	698,045	697,845
5.450% Senior Notes due July 5, 2033 (net of discount of $1,396 and $1,521)	998,604	998,479
4.125% Senior Notes due April 3, 2050 (net of discount of $4,571 and $4,670)	495,429	495,330
5.500% Senior Notes due November 1, 2052 (net of discount of $284 and $288)	299,716	299,712
Other	181,076	200,418
Debt issuance costs, net	(36,724)	(41,527)
	$6,238,488	$7,000,184
Less: current portion	(519,463)	(768,645)
Long-term obligations	$5,719,025	$6,231,539

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

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group

Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of January 31, 2025 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of January 31, 2025, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The credit agreement governing the Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The credit agreement governing the Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of January 31, 2025, the Company was in compliance with all such covenants. On March 11, 2025, the Company amended the credit agreement governing the Revolving Facility to increase the maximum leverage ratio and decrease the minimum fixed charge ratio until January 30, 2026, or earlier at the Company’s option upon achieving certain financial covenant milestones (“Covenant Relief Period”). During the Covenant Relief Period, the Company is restricted from repurchasing shares and the ability to incur certain additional liens and subsidiary debt is reduced. The credit agreement governing the Revolving Facility also contains customary events of default.

As of January 31, 2025, the Company had no outstanding borrowings, no outstanding letters of credit, and borrowing availability of $2.375 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute liquidity of $2.18 billion. In addition, the Company had outstanding letters of credit of $50.9 million which were issued pursuant to separate agreements.

364-Day Revolving Facility

The Company had a 364-day $750 million unsecured revolving credit facility (the “364-Day Revolving Facility”) which expired on January 30, 2024.

Commercial Paper

As of January 31, 2025, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of January 31, 2025, the Company’s consolidated balance sheet reflected no outstanding CP Notes. CP Notes totaling $195.0 million were held by a wholly-owned subsidiary of the Company and are therefore not reflected on the consolidated balance sheets.

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

Collectively, the Company’s Senior Notes mature between 2024 and 2052 (collectively, the “Senior Notes”), each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). The Company may redeem some or all of its Senior Notes at any time at redemption prices set forth in the Senior Indenture. Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

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

Scheduled debt maturities at January 31, 2025 for the Company’s fiscal years listed below are as follows:

(In thousands)
2025	$519,463
2026	17,473
2027	1,165,843
2028	1,015,161
2029	8,507
Thereafter	3,604,629
Total	6,331,076

6.Assets and liabilities measured at fair value

The following table presents the Company’s assets and liabilities required to be measured at fair value as of January 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	January 31,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2025
Liabilities:
Current and long-term obligations (a)	$5,852,323	$181,076	$—	$6,033,399
Deferred compensation (b)	49,703	—	—	49,703
(a)	Included in the consolidated balance sheet at book value as current portion of long-term obligations of $519,463 and long-term obligations of $5,719,025.
(b)	Reflected at fair value in the consolidated balance sheet as a component of accrued expenses and other current liabilities of $4,876 and a component of noncurrent other liabilities of $44,827.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of January 31, 2025.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These include assets for which impairments were recorded. The Company reviewed store assets for indicators of impairment. The fair value is estimated based primarily upon estimated future cash flows over the asset’s remaining useful life (discounted at the Company’s credit adjusted risk-free rate) or other reasonable estimates of fair market value. These measures of fair value, and related inputs, are considered a Level 3 approach under the fair value hierarchy. Refer to Note 1 and Note 12 for further information regarding the impairment charges recorded.

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

On November 27, 2023, and November 30, 2023, respectively, the following putative shareholder class action lawsuits were filed in the United States District Court for the Middle District of Tennessee in which the plaintiffs allege that during the putative class periods noted below, the Company and certain of its current and former officers violated the federal securities laws by misrepresenting the impact of alleged store labor, inventory, pricing and other practices on the Company’s financial results and prospects: Washtenaw County Employees’ Retirement System v. Dollar General Corporation, et al. (Case No. 3:23-cv-01250) (putative class period of May 28, 2020 to August 30, 2023) (“Washtenaw County”); Robert J. Edmonds v. Dollar General Corporation, et al. (Case No. 3:23-cv-01259) (putative class period of February 23, 2023 to August 31, 2023) (“Edmonds”) (collectively, the “Shareholder Securities Litigation”). The plaintiffs seek compensatory damages, equitable/injunctive relief, pre- and post-judgment interest and attorneys’ fees and costs. The Edmonds matter was voluntarily dismissed on January 19, 2024. On April 4, 2024, the court appointed lead plaintiffs and lead counsel in the Shareholder Securities Litigation. On June 17, 2024, lead plaintiffs filed a consolidated amended complaint, adding a claim that lead plaintiffs and certain members of the putative class purchased shares of the Company’s common stock contemporaneously with common stock sales by certain individual defendants. On October 17, 2024, lead plaintiffs filed a second consolidated amended complaint, expanding the putative class period to cover May 28, 2020 to August 28, 2024. On November 15, 2024, Defendants moved to dismiss the second consolidated amended complaint, and briefing on Defendants’ motion has been completed.

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

A participant’s right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2024, 2023 and 2022, the Company expensed approximately $38.2 million, $35.9 million and $35.7 million, respectively, for matching contributions.

The Company also has a compensation deferral plan (“CDP”) and a nonqualified supplemental retirement plan (“SERP”), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and other key employees. The Company incurred compensation expense for these plans of approximately $0.7 million in 2024, $1.0 million in 2023 and $1.2 million in 2022.

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

The weighted average for key assumptions used in determining the fair value of all stock options granted in the years ended January 31, 2025, February 2, 2024, and February 3, 2023, and a summary of the methodology applied to develop each assumption, are as follows:

	January 31,	February 2,	February 3,
	2025	2024	2023
Expected dividend yield	1.6%	1.5%	1.0%
Expected stock price volatility	30.4%	27.7%	25.4%
Weighted average risk-free interest rate	4.1%	4.1%	2.4%
Expected term of options (years)	4.7	4.7	4.8

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

A summary of the Company’s stock option activity during the year ended January 31, 2025 is as follows:

		Average	Remaining
	Options	Exercise	Contractual	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Price	Term in Years	Value
Balance, February 2, 2024	2,413,642	$164.21
Granted	891,666	148.85
Exercised	(101,719)	100.04
Canceled or expired	(243,651)	178.65
Balance, January 31, 2025	2,959,938	$160.60	6.7	$28,020
Exercisable at January 31, 2025	1,366,006	$159.59	4.6	$28,020

The weighted average grant date fair value per share of options granted was $42.06, $44.97 and $52.06 during 2024, 2023 and 2022, respectively. The intrinsic value of options exercised during 2024, 2023 and 2022, was $4.8 million, $19.0 million and $62.7 million, respectively.

The number of performance share unit awards earned is based upon the Company’s financial performance as specified in the award agreement. A summary of performance share unit award activity during the year ended January 31, 2025 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, February 2, 2024	174,160
Granted	70,010
Converted to common stock	(115,251)
Canceled	(57,189)
Balance, January 31, 2025	71,730	$5,097

All performance share unit awards at January 31, 2025 are unvested, and the number of such awards which will ultimately vest will be based in part on the Company’s financial performance in future years. The weighted average grant date fair value per share of performance share units granted was $154.21, $208.13 and $214.25 during 2024, 2023 and 2022, respectively.

A summary of restricted stock unit award activity during the year ended January 31, 2025 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, February 2, 2024	370,463
Granted	507,975
Converted to common stock	(144,713)
Canceled	(91,765)
Balance, January 31, 2025	641,960	$45,618

The weighted average grant date fair value per share of restricted stock units granted was $130.78, $193.78 and $223.51 during 2024, 2023 and 2022, respectively.

At January 31, 2025, the total unrecognized compensation cost related to unvested stock-based awards was $85.5 million with an expected weighted average expense recognition period of 1.9 years.

The fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in income before and net of income taxes as follows:

	Stock	Performance	Restricted
(In thousands)	Options	Share Units	Stock Units	Total
Year ended January 31, 2025
Pre-tax	$21,137	$970	$36,631	$58,738
Net of tax	$16,529	$759	$28,645	$45,933
Year ended February 2, 2024
Pre-tax	$19,400	$1,732	$30,759	$51,891
Net of tax	$15,210	$1,358	$24,115	$40,683
Year ended February 3, 2023
Pre-tax	$20,502	$26,920	$25,249	$72,671
Net of tax	$15,893	$20,868	$19,573	$56,334

10.Segment reporting

The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company’s business. As of January 31, 2025, the Company’s retail store operations were primarily located within the United States, with eight retail stores in Mexico. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(in thousands)	2024	2023	2022
Classes of similar products:
Consumables	$33,370,910	$31,342,595	$30,155,218
Seasonal	4,073,317	4,083,790	4,182,815
Home products	2,074,379	2,163,806	2,332,411
Apparel	1,093,702	1,101,418	1,174,419
Net sales	$40,612,308	$38,691,609	$37,844,863

The Company’s Chief Operating Decision maker (“CODM”) is the Chief Executive Officer. The measure of profit or loss utilized by the CODM in assessing segment performance and allocating resources is net income as presented on the Company’s Consolidated Statements of Income. The measure of segment assets is reported on the balance sheet as total consolidated assets. Net income is used to evaluate income generated from the use of segment assets which aids in the determination of the allocation of Company resources. Net income is also utilized to monitor budget versus actual results. The following is a reconciliation of segment revenue and significant segment expenses to net income, the measure of profit or loss:

(in thousands)	2024	2023	2022
Net sales	$40,612,308	$38,691,609	$37,844,863
Less:
Shrink included in cost of goods sold	928,896	910,674	481,011
Cost of goods sold, excluding shrink(b)	27,665,915	26,061,911	25,543,754
Interest expense, net	274,320	326,781	211,273
Income tax expense	314,501	458,245	700,625
Other segment items (a)(b)	10,303,423	9,272,724	8,492,211
Consolidated net income	$1,125,253	$1,661,274	$2,415,989

(a) Other segment items include all remaining SG&A expenses and other (income) expense as disclosed in the Consolidated Statements of Income which were not deemed individually significant for disclosure. These expense items include rent expense as disclosed in Note 4 as well as advertising costs and impairment expense as disclosed in Note 1.

(b) Depreciation and amortization expense included in Cost of goods sold and SG&A expenses was approximately $971.7 million, $848.8 million and $724.9 million for 2024, 2023 and 2022.

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

During the years ended January 31, 2025 and February 2, 2024, the Company repurchased no shares of its common stock. During the year ended February 3, 2023, the Company repurchased 11.6 million shares of its common stock at a total cost of $2.7 billion, pursuant to its common stock repurchase program.

In March 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.59 per share, which is payable on or before April 22, 2025 to shareholders of record on April 8, 2025. The Company paid quarterly cash dividends of $0.59 per share in 2024. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity and other factors that the Board may deem relevant in its sole discretion.

12.Store Portfolio Optimization, Impairment and Related Charges

During the fourth quarter of 2024, the Company initiated a store portfolio optimization review which involved identifying stores with indicated impairment and identifying stores for closure based on an evaluation of current market conditions and individual store performance, among other factors. The following table provides a summary of the impairment costs included in the consolidated statements of operations:

(In thousands)	2024
Store closure impairment	$95,257
Impairment of long-lived assets	118,912
Total store portfolio optimization and impairment charges	$214,169

Store closures. As a result of the fourth quarter store portfolio optimization review, the Company determined it would permanently close 141 stores (96 Dollar General and 45 pOpshelf stores) in the first quarter of fiscal 2025. Accordingly, the Company recognized impairment charges in SG&A expenses in the Consolidated Statements of Income and in Other noncash (gains) and losses in Consolidated Statements of Cash Flows. The impairment charges reduced the carrying value of the assets to their estimated fair value. The operating lease right of use asset impairment does not relieve the Company of its monthly cash payment obligations under the lease. Fair value was estimated using an income-approach based on management's forecast of future cash flows expected to be derived from the property based on current sublease market rent. In addition, the Company recorded $17.9 million of inventory markdowns within Cost of goods sold in the accompanying Consolidated Statements of Income for the stores expected to close in the first quarter of fiscal 2025.

Impairment of long-lived tangible and right-of-use assets. As a result of the impairment analysis performed in the fourth quarter, the Company recognized impairment charges related to certain retail stores, mostly related to pOpshelf stores. for the fiscal year ended January 31, 2025. These impairment charges were primarily driven by lower projected future revenues and lower market rate assessments.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of January 31, 2025.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dollar General Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dollar General Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dollar General Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated March 21, 2025, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

March 21, 2025

(d) Changes in Internal Control Over Financial Reporting. There have been no changes during the quarter ended January 31, 2025, in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements. During our fiscal quarter ended January 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees is contained under the captions “Who are the nominees this year” and “Are there any family relationships between any of the directors, executive officers or nominees,” in each case under the heading “Proposal 1: Election of Directors” in our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders to be held on May 29, 2025 (the “2025 Proxy Statement”), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers,” which information under such caption is incorporated herein by reference.

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

(c) Audit Committee Information. The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the audit committee are Ana M. Chadwick, Warren F. Bryant, David P. Rowland and Debra A. Sandler. Information required by this Item 10 regarding persons determined by our Board of Directors to be audit committee financial experts is contained under the caption “Does an audit committee financial expert serve on the Audit Committee,” under the heading “Corporate Governance” in the 2025 Proxy Statement, which information is incorporated herein by reference.

(d) Insider Trading Policy. The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. The policy also contains provisions that are applicable to the Company’s trading in its own securities. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, compensation committee interlocks and insider participation, and the Company’s policies and practices related to the grant timing of certain equity awards is contained under the captions “Director Compensation” and “Executive Compensation” in the 2025 Proxy Statement, which information under such captions (but not including information under the “Pay Versus Performance” heading under the caption “Executive Compensation”) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plan Information. The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of January 31, 2025:

Number of
securities remaining
available for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,739,420	$160.60	9,190,953
Equity compensation plans not approved by security holders	—	—	—
Total(1)	3,739,420	$160.60	9,190,953
(1)	Column (a) consists of shares of common stock issuable upon exercise of outstanding options and upon vesting and payment of outstanding restricted stock units, performance share units and deferred shares, including any dividend equivalents accrued thereon, under the 2021 Stock Incentive Plan and the Amended and Restated 2007 Stock Incentive Plan. Restricted stock units, performance share units, deferred shares and dividend equivalents are settled for shares of common stock on a one-for-one basis and have no exercise price. Accordingly, they have been excluded for purposes of computing the weighted-average exercise price in column (b). Column (c) consists of shares remaining available for future grants pursuant to the 2021 Stock Incentive Plan, whether in the form of options, stock appreciation rights, stock, restricted stock, restricted stock units, performance share units or other stock-based awards.

(b) Other Information. The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Officers and Directors,” in each case under the caption “Security Ownership” in the 2025 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2025 Proxy Statement, which information under such caption is incorporated herein by reference.

The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2025 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2025 Proxy Statement, which information under such caption is incorporated herein by reference.

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

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the SEC on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

4.1

Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.12) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.2

Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.13) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.3

Form of 4.625% Senior Notes due 2027 (included in Exhibit 4.17) (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.4

Form of 4.125% Senior Notes due 2028 (included in Exhibit 4.14) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.5

Form of 5.200% Senior Notes due 2028 (included in Exhibit 4.20) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated June 5, 2023, filed with the SEC on June 7, 2023 (file no. 001-11421))

4.6

Form of 3.500% Senior Notes due 2030 (included in Exhibit 4.15) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.7

Form of 5.000% Senior Notes due 2032 (included in Exhibit 4.18) (incorporated by reference to Exhibit 4.5 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.8

Form of 5.450% Senior Notes due 2033 (included in Exhibit 4.21) (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated June 5, 2023, filed with the SEC on June 7, 2023 (file no. 001-11421))

4.9

Form of 4.125% Senior Notes due 2050 (included in Exhibit 4.16) (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.10

Form of 5.500% Senior Notes due 2052 (included in Exhibit 4.19) (incorporated by reference to Exhibit 4.7 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.11

Indenture, dated as of July 12, 2012, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))

4.12

Fifth Supplemental Indenture, dated as of October 20, 2015, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.13

Sixth Supplemental Indenture, dated as of April 11, 2017, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 11, 2017, filed with the SEC on April 11, 2017 (file no. 001-11421))

4.14

Seventh Supplemental Indenture, dated as of April 10, 2018, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.15

Eighth Supplemental Indenture, dated as of April 3, 2020, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.16

Ninth Supplemental Indenture, dated as of April 3, 2020, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.17

Eleventh Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.18

Twelfth Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.5 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.19

Thirteenth Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.7 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.20

Fourteenth Supplemental Indenture, dated as of June 7, 2023, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated June 5, 2023, filed with the SEC on June 7, 2023 (file no. 001-11421))

4.21

Fifteenth Supplemental Indenture, dated as of June 7, 2023, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by refence to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated June 5, 2023, filed with the SEC on June 7, 2023 (file no. 001-11421))

4.22

Amended and Restated Credit Agreement, dated as of September 3, 2024 among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated September 3, 2024, filed with the SEC on September 3, 2024 (file no. 001-11421))

4.23

Amendment No. 1 to the Credit Agreement, dated as of March 11, 2025, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated March 11, 2025 filed with the SEC on March 13, 2025 (file no. 001-11421))

4.24	Material terms of outstanding securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, as required by Item 202(a)-(d) and (f) of Regulation S-K

10.1

Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (adopted November 30, 2016 and approved by shareholders on May 31, 2017) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016, filed with the SEC on December 1, 2016 (file no. 001-11421))*

10.2

Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Appendix A to Dollar General Corporation’s 2021 Definitive Proxy Statement, filed with the SEC on April 1, 2021 (file no.001-11421))*

10.3

Form of Stock Option Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))*

10.4

Form of Stock Option Award Agreement (approved March 16, 2016) for annual awards beginning March 2016 and prior to March 2017 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))*

10.5

Form of Stock Option Award Agreement (approved March 22, 2017) for annual awards beginning March 2017 and prior to March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.6

Form of Stock Option Award Agreement (approved March 21, 2018) for annual awards beginning March 2018 and prior to March 2021 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.7

Form of Stock Option Award Agreement (approved March 16, 2021) for annual awards beginning March 2021 and prior to March 2022 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.8

Form of Stock Option Award Agreement (approved March 15, 2022) for annual awards beginning March 2022 and prior to March 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))*

10.9

Form of Stock Option Award Agreement (approved March 21, 2024) for annual awards beginning March 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))*

10.10

Form of Stock Option Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to March 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))*

10.11

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to December 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.12

Form of Stock Option Award Agreement (approved December 5, 2017) for awards beginning December 2017 and prior to March 2021 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2017, filed with the SEC on December 7, 2017 (file no. 001-11421))*

10.13

Form of Stock Option Award Agreement (approved March 16, 2021) for awards beginning March 2021 and prior to August 2021 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.14

Form of Stock Option Award Agreement (approved August 24, 2021) for awards beginning August 2021 and prior to May 2022 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2021, filed with the SEC on August 26, 2021 (file no. 001-11421))*

10.15

Form of Stock Option Award Agreement (approved May 24, 2022) for awards beginning May 2022 and prior to March 2024 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2022, filed with the SEC on May 26, 2022 (file no. 001-11421))*

10.16

Form of Stock Option Award Agreement (approved March 21, 2024) for awards beginning March 2024 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))*

10.17

Form of Performance Share Unit Award Agreement (approved March 15, 2022) for 2022 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))*

10.18

Form of Performance Share Unit Award Agreement (approved March 28, 2023) for 2023 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2023, filed with the SEC on June 1, 2023 (file no. 001-11421))*

10.19

Form of Performance Share Unit Award Agreement (approved March 21, 2024) for 2024 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))*

10.20

Form of Performance Share Unit Award Agreement (approved March 18, 2025) for awards beginning March 2025 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan*

10.21

Form of Restricted Stock Unit Award Agreement (approved March 15, 2022) for annual awards beginning March 2022 and prior to March 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))*

10.22

Form of Restricted Stock Unit Award Agreement (approved March 21, 2024) for annual awards beginning March 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))*

10.23

Form of Restricted Stock Unit Award Agreement (approved March 18, 2025) for awards beginning March 2025 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan*

10.24

Form of Restricted Stock Unit Award Agreement (approved November 4, 2024) for retention awards beginning November 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan*

10.25

Form of Restricted Stock Unit Award Agreement for awards prior to May 2011 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))

10.26

Form of Restricted Stock Unit Award Agreement (approved May 24, 2011) for awards beginning May 2011 and prior to May 2014 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421))

10.27

Form of Restricted Stock Unit Award Agreement (approved May 28, 2014) for awards beginning May 2014 and prior to February 2015 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001-11421))

10.28

Form of Restricted Stock Unit Award Agreement (approved December 3, 2014) for awards beginning February 2015 and prior to May 2016 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.29

Form of Restricted Stock Unit Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to May 2017 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))

10.30

Form of Restricted Stock Unit Award Agreement (approved May 30, 2017) for awards beginning May 2017 and prior to May 2021 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2017, filed with the SEC on June 1, 2017 (file no. 001-11421))

10.31

Form of Restricted Stock Unit Award Agreement (approved May 25, 2021) for May 2021 awards to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, filed with the SEC on May 27, 2021 (file no. 001-11421))

10.32

Form of Restricted Stock Unit Award Agreement (approved May 24, 2022) for annual awards beginning May 2022 and prior to May 2024 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2022, filed with the SEC on May 26, 2022 (file no. 001-11421))

10.33

Form of Restricted Stock Unit Award Agreement (approved May 28, 2024) for annual awards beginning May 2024 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2024, filed with the SEC on May 30, 2024 (file no. 001-11421))

10.34

Form of Restricted Stock Unit Award Agreement (approved August 23, 2022) for awards beginning August 2022 and prior to August 2024 to new non-employee directors of Dollar General Corporation other than annual awards pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2022, filed with the SEC on August 25, 2022) (file no. 001-11421))

10.35

Form of Restricted Stock Unit Award Agreement (approved August 27, 2024) for awards beginning August 2024 to new non-employee directors of Dollar General Corporation other than annual awards pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2024, filed with the SEC on August 29, 2024 (file no. 001-11421))

10.36

Form of Restricted Stock Unit Award Agreement (approved January 26, 2016) for awards beginning February 1, 2016 and prior to November 28, 2018 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

10.37

Form of Restricted Stock Unit Award Agreement (approved November 28, 2018) for awards beginning after November 28, 2018 and prior to January 31, 2022 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2018, filed with the SEC on December 4, 2018 (file no. 001-11421))

10.38

Form of Restricted Stock Unit Award Agreement (approved January 20, 2022) for awards beginning January 31, 2022 and prior to February 3, 2025 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))

10.39

Form of Restricted Stock Unit Award Agreement (approved January 27, 2025) for awards beginning February 3, 2025 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan

10.40

Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.41

First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.42

Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001-11421))*

10.43

Dollar General Corporation Non-Employee Director Deferred Compensation Plan (approved December 3, 2014) (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.44

Dollar General Corporation Teamshare Incentive Program for Named Executive Officers for fiscal year 2024 (incorporated by reference to Exhibit 10.40 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))*

10.45	Form of Dollar General Corporation Teamshare Incentive Program for Named Executive Officers for use beginning fiscal year 2025*

10.46

Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.36 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.47

Dollar General Corporation Executive Relocation Policy, as amended (effective November 29, 2022) (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2022, filed with the SEC on December 1, 2022) (file no. 001-11421))*

10.48

Summary of Non-Employee Director Compensation effective February 4, 2023 (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2022, filed with the SEC on December 1, 2022 (file no. 001-11421))

10.49

Employment Agreement between Dollar General Corporation and Todd J. Vasos, effective October 12, 2023 (incorporated by reference to Exhibit 99.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 12, 2023, filed with the SEC on October 12, 2023 (file no. 001-11421))*

10.50

Employment Agreement between Dollar General Corporation and Jeffery C. Owen, effective November 1, 2022 (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2022, filed with the SEC on July 12, 2022 (file no. 001-11421))*

10.51

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 17, 2020) for March 17, 2020 award (incorporated by reference to Exhibit 10.38 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))*

10.52

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2021) for March 16, 2021 award (incorporated by reference to Exhibit 10.42 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.53

Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos dated October 17, 2023 (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2023, filed with the SEC on December 7, 2023) (file no. 001-11421))*

10.54

Form of Executive Vice President Employment Agreement with attached Schedule of Executive Officers who have executed an employment agreement in such form (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 4, 2024, filed with the SEC on April 8, 2024 (file no. 001-11421))*

10.55	Amended Schedule of Executive officers who have executed an employment agreement in the form of Executive Vice President Employment Agreement filed as Exhibit 10.54*

10.56

Form of Senior Vice President Employment Agreement with attached Schedule of Senior Vice President-level Executive Officers who have executed an employment agreement in such form (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2024, filed with the SEC on May 30, 2024 (file no. 001-11421))*

10.57

Form of COO/Executive Vice President Employment Agreement with attached Schedule of Executive Officers who have executed an employment agreement in the form of COO/Executive Vice President Employment Agreement (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 5, 2021, filed with the SEC on April 8, 2021 (file no. 001-11421))*

10.58

Amended Schedule of Executive Officers who have executed an employment agreement in the form of COO/Executive Vice President Employment Agreement filed as Exhibit 10.57 (incorporated by reference to Exhibit 10.51 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))*

10.59

Amendment to Employment Agreement by and between Dollar General Corporation and John W. Garratt, effective September 1, 2022 (incorporated by reference to Exhibit 99.3 to Dollar General Corporation’s Current Report on Form 8-K dated August 23, 2022, filed with the SEC on August 25, 2022 (file no. 001-11421))*

10.60

Consent and Waiver of John W. Garratt (effective May 1, 2023) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2023, filed with the SEC on June 1, 2023 (file no. 001-11421))*

19	Dollar General Corporation Insider Trading Policy

21	List of Subsidiaries of Dollar General Corporation

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney (included as part of the signature pages hereto)

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

97

Dollar General Corporation Amended and Restated Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))*

101

Interactive data files for Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements

104	The cover page from Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (formatted in Inline XBRL and contained in Exhibit 101)
*	Management Contract or Compensatory Plan

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR GENERAL CORPORATION

Date: March 21, 2025	By:	/s/ Todd J. Vasos
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

Name	Title	Date

/s/ Todd J. Vasos	Chief Executive Officer & Director	March 21, 2025
TODD J. VASOS	(Principal Executive Officer)

/s/ Kelly M. Dilts	Executive Vice President & Chief Financial Officer	March 21, 2025
KELLY M. DILTS	(Principal Financial Officer)

/s/ Anita C. Elliott	Senior Vice President & Chief Accounting Officer	March 21, 2025
ANITA C. ELLIOTT	(Principal Accounting Officer)

/s/ Warren F. Bryant	Director	March 21, 2025
WARREN F. BRYANT

/s/ Michael M. Calbert	Director	March 21, 2025
MICHAEL M. CALBERT

/s/ Ana M. Chadwick	Director	March 21, 2025
ANA M. CHADWICK

/s/ Timothy I. McGuire	Director	March 20, 2025
TIMOTHY I. MCGUIRE

/s/ David P. Rowland	Director	March 21, 2025
DAVID P. ROWLAND

/s/ Debra A. Sandler	Director	March 21, 2025
DEBRA A. SANDLER

/s/ Ralph E. Santana	Director	March 21, 2025
RALPH E. SANTANA

/s/ Kathleen M. Scarlett	Director	March 21, 2025
KATHLEEN M. SCARLETT