Form 10-Q
period 2025-05-02
DOLLAR GENERAL CORP
filed 2025-06-03
CIK 29534

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2025

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

The Registrant had 220,070,611 shares of common stock outstanding on May 30, 2025.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act, throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “accelerate,” “aim,” “assume,” “anticipate,” “believe,” “can,” “committed,” “continue,” “could,” “drive,” “estimate,” “expect,” “focused on,” “forecast,” “future,” “goal,” “intend,” “likely,” “long-term,” “may,” “objective,” “ongoing,” “opportunity,” “outlook,” “over time,” “plan,” “position,” “potential,” “predict,” “project,” “prospect,” “scheduled,” “seek,” “should,” “strive,” “subject to,” “uncertain,” “will” or “would” and similar expressions that concern our strategies, plans, initiatives, intentions, outlook or beliefs about future occurrences or results. For example, all statements relating to, among others, the following are forward-looking statements:

●	our projections and expectations regarding expenditures, costs, cash flows, results of operations, financial condition and liquidity;
●	our expectations regarding economic and competitive market conditions;
●	our plans, objectives, and expectations regarding future operations, growth, investments and initiatives, including but not limited to our real estate, store growth and international expansion plans, store remodels, store formats or concepts, shrink and damages reduction actions, inventory reduction efforts, and anticipated progress and impact of our strategic initiatives (including but not limited to our digital initiatives, DG Media Network, and pOpshelf) and our merchandising, margin enhancing, distribution/transportation efficiency (including but not limited to self-distribution), store manager turnover reduction and other initiatives;
●	expectations regarding sales and mix of consumable and non-consumable products, customer traffic, basket size, shrink, damages and inventory levels;
●	expectations regarding tariff, inflationary and labor pressures;
●	expectations regarding cash dividends and stock repurchases;
●	anticipated borrowing under our credit agreement and our commercial paper program;
●	potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including without limitation potential further federal, state and/or local minimum wage increases or changes to salary levels, as well as changes to certain government policies and assistance programs, such as Supplemental Nutrition Assistance Program (“SNAP“) benefits, unemployment benefits, economic stimulus payments, and defaulted student loan collections; and
●	expected outcome or effect of pending or threatened legal disputes, governmental actions, litigation or audits.

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

programs or subsidies such as unemployment and food/nutrition assistance programs, student loan repayment forgiveness and economic stimulus payments; commodity rates; transportation, lease and insurance costs; wage rates (including the possibility of increased federal, and further increased state and/or local minimum wage rates/salary levels); foreign exchange rate fluctuations; measures that create barriers to or increase the costs of international trade (including increased import duties or tariffs); the dynamic and uncertain tariff environment (including its impact on our profitability and on our customers’ response to price increases); and changes in laws and regulations and their effect on, as applicable, customer spending, confidence and disposable income, our ability to execute our strategies and initiatives, our cost of goods sold, our SG&A expenses (including real estate and building costs), and our sales and profitability;

●	failure to achieve or sustain our strategies, initiatives and investments, including those relating to merchandising (including those related to non-consumable products), real estate and new store development, mature stores and store remodels (including Project Elevate), international expansion, store formats and concepts, digital, marketing, shrink, damages, sourcing, private brand, inventory management, supply chain, private fleet, store operations, expense reduction, technology, pOpshelf, and DG Media Network;

●	competitive pressures and changes in the competitive environment and the geographic and product markets where we operate, including, but not limited to, pricing, promotional activity, expanded availability of mobile, web-based and other digital technologies, and alliances or other business combinations;

●	failure to timely and cost-effectively execute our real estate projects and timely meet our financial expectations, or to anticipate or successfully address the challenges imposed by our expansion, including into new countries or domestic markets, states, or urban or suburban areas;

●	levels of inventory shrinkage and damages;

●	failure to successfully manage inventory balances and in-stock levels, as well as to predict customer trends, spending levels, or price sensitivity;

●	failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws, or our or one of our vendors falling victim to a cyberattack (which risk is heightened as a result of political uncertainty involving China, the conflict between Russia and Ukraine and the conflict in the Middle East) that prevents us from operating all or a portion of our business;

●	damage or interruption to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing, implementing or integrating new technology (including artificial intelligence);

●	a significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory; increased fuel or transportation costs; issues related to supply chain disruptions or seasonal buying pattern disruptions; or delays in constructing, opening or staffing new distribution centers (including temperature-controlled distribution centers);

●	risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade (for example, increasing tariffs on imported goods, political uncertainty involving China, disruptive political events such as the conflict between Russia and Ukraine and the conflict in the Middle East, the dynamic and uncertain tariff environment, and port labor disputes/agreements);

●	natural disasters, unusual weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises, political or civil unrest, acts of war, violence or terrorism, and disruptive global political events (for example, political uncertainty involving China, the conflict between Russia and Ukraine and the conflict in the Middle East);

●	product liability, product recall or product safety, labeling or other product-related claims;

●	incurrence of material uninsured losses, excessive insurance costs or accident costs;

●	failure to attract, develop and retain qualified employees while controlling labor costs (including the possibility of increased federal, and further increased state and/or local minimum wage rates/salary levels) and other labor issues, including employee expectations and productivity and employee safety issues;

●	loss of key personnel or inability to hire additional qualified personnel, ability to successfully execute management transitions within our senior leadership, or inability to enforce non-compete agreements that we have in place with management personnel or enter into new non-compete agreements;

●	risks associated with our private brands, including, but not limited to, our level of success in improving their gross profit rate at expected levels;

●	failure to protect our reputation;

●	seasonality of our business;

●	reliance on third parties in many aspects of our business;

●	deterioration in market conditions, including market disruptions, adverse conditions in the financial markets including financial institution failures, limited liquidity and interest rate increases, changes in our credit profile (including our current increased debt levels or any downgrade to our credit ratings), compliance with covenants and restrictions under our debt agreements, and the amount of our available excess capital;

●	impact of market and other factors on the volatility of our common stock price;

●	the impact of changes in or noncompliance with governmental regulations and requirements, including, but not limited to, those dealing with the sale of products, including without limitation, product and food safety, marketing, labeling or pricing; information security and privacy; labor and employment; employee wages, salary levels and benefits (including the possibility of increased federal, and further increased state and/or local minimum wage rates/salary levels); health and safety; real property; public accommodations; imports and customs; transportation; intellectual property; bribery and anti-corruption; climate change; and environmental compliance (including any required public disclosures related thereto), as well as tax laws and policies (including those related to the federal, state or foreign corporate tax rate), the interpretation of existing tax laws, or our failure to sustain our reporting positions negatively affecting our overall effective tax rate, and uncertainty surrounding potential changes to the regulatory environment under the current U.S. administration;

●	developments in or outcomes of private actions, class actions, multi-district litigation, arbitrations, derivative actions, administrative proceedings, regulatory actions or other litigation or of inquiries from federal, state and local agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress, and other local, state, federal and international governmental authorities;

●	new accounting guidance or changes in the interpretation or application of existing guidance;

●	factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended January 31, 2025; and

●	factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	May 2,	January 31,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$850,018	$932,576
Merchandise inventories	6,590,096	6,711,242
Income taxes receivable	31,896	127,132
Prepaid expenses and other current assets	424,293	392,975
Total current assets	7,896,303	8,163,925
Net property and equipment	6,279,529	6,209,481
Operating lease assets	11,218,240	11,163,763
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,700	1,199,700
Other assets, net	55,300	57,275
Total assets	$30,987,661	$31,132,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$19,591	$519,463
Current portion of operating lease liabilities	1,478,895	1,460,114
Accounts payable	3,836,222	3,833,133
Accrued expenses and other	1,031,210	1,045,856
Income taxes payable	37,747	10,136
Total current liabilities	6,403,665	6,868,702
Long-term obligations	5,724,739	5,719,025
Long-term operating lease liabilities	9,794,789	9,764,783
Deferred income taxes	1,096,048	1,103,701
Other liabilities	264,757	262,815
Total liabilities	23,283,998	23,719,026
Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock	—	—
Common stock	192,557	192,447
Additional paid-in capital	3,838,541	3,812,590
Retained earnings	3,667,792	3,405,683
Accumulated other comprehensive income (loss)	4,773	2,987
Total shareholders’ equity	7,703,663	7,413,707
Total liabilities and shareholders' equity	$30,987,661	$31,132,733

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	May 2,	May 3,
	2025	2024
Net sales	$10,435,979	$9,914,021
Cost of goods sold	7,204,691	6,921,872
Gross profit	3,231,288	2,992,149
Selling, general and administrative expenses	2,655,175	2,446,045
Operating profit	576,113	546,104
Interest expense, net	64,604	72,433
Income before income taxes	511,509	473,671
Income tax expense	119,581	110,354
Net income	$391,928	$363,317
Earnings per share:
Basic	$1.78	$1.65
Diluted	$1.78	$1.65
Weighted average shares outstanding:
Basic	219,986	219,748
Diluted	220,135	220,052

Dividends per share	$0.59	$0.59

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 2,	May 3,
	2025	2024
Net income	$391,928	$363,317
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $26 and $0, respectively	1,786	(80)
Comprehensive income	$393,714	$363,237

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balances, January 31, 2025	219,939	$192,447	$3,812,590	$3,405,683	$2,987	$7,413,707
Net income	—	—	—	391,928	—	391,928
Dividends paid, $0.59 per common share	—	—	—	(129,819)	—	(129,819)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	1,786	1,786
Share-based compensation expense	—	—	30,273	—	—	30,273
Other equity and related transactions	127	110	(4,322)	—	—	(4,212)
Balances, May 2, 2025	220,066	$192,557	$3,838,541	$3,667,792	$4,773	$7,703,663

Balances, February 2, 2024	219,663	$192,206	$3,757,005	$2,799,415	$493	$6,749,119
Net income	—	—	—	363,317	—	363,317
Dividends paid, $0.59 per common share	—	—	—	(129,736)	—	(129,736)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	(80)	(80)
Share-based compensation expense	—	—	21,846	—	—	21,846
Other equity and related transactions	230	201	(4,488)	—	—	(4,287)
Balances, May 3, 2024	219,893	$192,407	$3,774,363	$3,032,996	$413	$7,000,179

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 2,	May 3,
	2025	2024
Cash flows from operating activities:
Net income	$391,928	$363,317
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	252,793	232,286
Deferred income taxes	(7,682)	23,876
Noncash share-based compensation	30,273	21,846
Other noncash (gains) and losses	5,025	15,052
Change in operating assets and liabilities:
Merchandise inventories	124,841	49,562
Prepaid expenses and other current assets	(29,329)	(42,650)
Accounts payable	(35,080)	(95,686)
Accrued expenses and other liabilities	(2,988)	14,814
Income taxes	122,847	83,797
Other	(5,473)	(2,408)
Net cash provided by (used in) operating activities	847,155	663,806

Cash flows from investing activities:
Purchases of property and equipment	(290,928)	(341,975)
Proceeds from sales of property and equipment	552	814
Net cash provided by (used in) investing activities	(290,376)	(341,161)

Cash flows from financing activities:
Repayments of long-term obligations	(505,306)	(5,205)
Payments of cash dividends	(129,819)	(129,736)
Other equity and related transactions	(4,212)	(4,287)
Net cash provided by (used in) financing activities	(639,337)	(139,228)
Net increase (decrease) in cash and cash equivalents	(82,558)	183,417
Cash and cash equivalents, beginning of period	932,576	537,283
Cash and cash equivalents, end of period	$850,018	$720,700

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$420,108	$404,716
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$129,150	$128,936

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of presentation

The accompanying unaudited consolidated financial statements of Dollar General Corporation (which individually or together with its subsidiaries, as the context requires, is referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP for annual financial statements or those normally made in the Company’s Annual Report on Form 10-K, including the consolidated balance sheet as of January 31, 2025, which was derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2025 fiscal year is scheduled to be a 52-week accounting period ending on January 30, 2026, and the 2024 fiscal year was a 52-week accounting period that ended on January 31, 2025.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of May 2, 2025, and results of operations for the 13-week accounting periods ended May 2, 2025 and May 3, 2024, have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $12.3 million and $10.3 million in the respective 13-week periods ended May 2, 2025 and May 3, 2024. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

We utilize supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell our payment obligations to designated third-party financial institutions. As of May 2, 2025 and January 31, 2025, the amount of obligations outstanding that the Company has confirmed with the financial institutions under the supply chain finance program were $338.8 million and $399.7 million, respectively.

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

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended May 2, 2025			13 Weeks Ended May 3, 2024
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$391,928	219,986	$1.78	$363,317	219,748	$1.65
Effect of dilutive share-based awards		149			304
Diluted earnings per share	$391,928	220,135	$1.78	$363,317	220,052	$1.65

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were approximately 0.2 million and 0.1 million in the respective 13-week periods ended May 2, 2025 and May 3, 2024.

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

As of May 2, 2025, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $11.7 million, $2.0 million and $0.8 million, respectively, for a total of $14.5 million. The uncertain tax liability is reflected in noncurrent other liabilities in the consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $3.5 million in the coming twelve months resulting from expiring statutes of limitations or settlements. As of May 2, 2025, approximately $11.7 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week period ended May 2, 2025 was 23.4% compared to a rate of 23.3% for the 13-week period ended May 3, 2024. The effective income tax rate was higher for the 13-week period in 2025 than the comparable 13-week period in 2024 primarily due to increased expense from stock-based compensation offset by the effect of certain rate-impacting items.

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

4.Leases

As of May 2, 2025, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases, and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the consolidated balance sheets. At May 2, 2025, the weighted-average remaining lease term for the Company’s operating leases was 9.3 years, and the weighted average discount rate for such leases was 4.6%. Operating lease costs are reflected as selling, general and administrative costs in the consolidated statements of income. For the 13-week periods ended May 2, 2025 and May 3, 2024, such costs were $487.9 million and $459.8 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $494.7 million and $466.7 million, respectively, were reflected in cash flows from operating activities in the consolidated statements of cash flows for the 13-week periods ended May 2, 2025 and May 3, 2024.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	May 2,	January 31,
(In thousands)	2025	2025
Revolving Facility	$—	$—
Unsecured commercial paper notes	—	—
4.150% Senior Notes due November 1, 2025 (net of discount of $0 and $71)	—	499,929
3.875% Senior Notes due April 15, 2027 (net of discount of $99 and $112)	599,901	599,888
4.625% Senior Notes due November 1, 2027 (net of discount of $275 and $300)	549,725	549,700
4.125% Senior Notes due May 1, 2028 (net of discount of $170 and $184)	499,830	499,816
5.200% Senior Notes due July 5, 2028 (net of discount of $93 and $99)	499,907	499,901
3.500% Senior Notes due April 3, 2030 (net of discount of $360 and $376)	962,248	953,108
5.000% Senior Notes due November 1, 2032 (net of discount of $1,904 and $1,955)	698,096	698,045
5.450% Senior Notes due July 5, 2033 (net of discount of $1,363 and $1,396)	998,637	998,604
4.125% Senior Notes due April 3, 2050 (net of discount of $4,545 and $4,571)	495,455	495,429
5.500% Senior Notes due November 1, 2052 (net of discount of $283 and $284)	299,717	299,716
Other	176,225	181,076
Debt issuance costs, net	(35,411)	(36,724)
	$5,744,330	$6,238,488
Less: current portion	(19,591)	(519,463)
Long-term obligations	$5,724,739	$5,719,025

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

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of May 2, 2025 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of May 2, 2025, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The credit agreement governing the Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or changes in the Company’s lines of business; and incur additional subsidiary indebtedness. The credit agreement governing the Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. On March 11, 2025, the Company amended the credit agreement governing the Revolving Facility to increase the maximum leverage ratio and decrease the minimum fixed charge ratio through January 30, 2026, or earlier at the Company’s option upon achieving certain financial covenant milestones (“Covenant Relief Period”). During the Covenant Relief Period, the Company is restricted from repurchasing shares and the ability to incur certain additional liens and subsidiary debt is reduced. The credit agreement governing the Revolving Facility also contains customary events of default. As of May 2, 2025, the Company was in compliance with all covenants pertaining to the Revolving Facility.

As of May 2, 2025, the Company had no outstanding borrowings, no outstanding letters of credit, and $2.375 billion of borrowing availability under the Revolving Facility that, due to the Company’s intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $2.18 billion. In addition, as of May 2, 2025, the Company had outstanding letters of credit of $55.4 million which were issued pursuant to separate agreements.

Commercial Paper

As of May 2, 2025, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of May 2, 2025, the Company’s consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $195.0 million and $195.0 million at May 2, 2025 and January 31, 2025, respectively, were held by a wholly-owned subsidiary of the Company and are therefore not reflected in the consolidated balance sheets.

Senior Notes

In April 2025, the Company redeemed $500.0 million aggregate principal amount of outstanding 4.15% senior notes prior to the November 2025 maturity date using cash on hand and incurred a non-cash loss of approximately $0.4 million associated with the redemption.

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of May 2, 2025.

The following table presents the Company’s liabilities required to be measured at fair value as of May 2, 2025, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	May 2,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2025
Liabilities:
Current and long-term obligations (a)	$5,375,036	$176,223	$—	$5,551,259
Deferred compensation (b)	47,188	—	—	47,188
(a)	Included in the consolidated balance sheet at book value as current portion of long-term obligations of $19,591 and long-term obligations of $5,724,739.
(b)	Reflected at fair value in the consolidated balance sheet as accrued expenses and other current liabilities of $4,770 and noncurrent other liabilities of $42,418.

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

The Company manages its business on the basis of one reportable operating segment. As of May 2, 2025, the Company’s retail store operations were primarily located within the United States, with nine retail stores in Mexico. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended
	May 2,	May 3,
(in thousands)	2025	2024
Classes of similar products:
Consumables	$8,636,680	$8,210,850
Seasonal	1,022,943	963,514
Home products	507,176	478,791
Apparel	269,180	260,866
Net sales	$10,435,979	$9,914,021

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

	13 Weeks Ended
	May 2,	May 3,
(in thousands)	2025	2024
Net sales	$10,435,979	$9,914,021
Less:
Shrink included in cost of goods sold	176,103	227,403
Cost of goods sold, excluding shrink(b)	7,028,588	6,694,469
Interest expense, net	64,604	72,433
Income tax expense	119,581	110,354
Other segment items (a)(b)	2,655,175	2,446,045
Consolidated net income	$391,928	$363,317

(a) Other segment items include all remaining SG&A expenses and other (income) expense as disclosed in the Consolidated Statements of Income which were not deemed individually significant for disclosure. These expense items include rent expense as disclosed in Note 4.

(b) Depreciation and amortization expense included in Cost of goods sold and SG&A expenses was approximately $252.8 million and $232.3 million for the 13-week periods ended May 2, 2025 and May 3, 2024, respectively.

9.	Common stock transactions

As of May 2, 2025, the Company had approximately $1.38 billion available under its Board of Directors (“Board”) authorized common stock repurchase program. The repurchase authorization has no expiration date and allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. Repurchases under the program may be funded from available cash or borrowings, including under the Revolving Facility and issuance of CP Notes discussed in further detail in Note 5, or otherwise.

During the 13-week periods ended May 2, 2025 and May 3, 2024, the Company repurchased no shares of its common stock in the open market.

The Company paid a cash dividend of $0.59 per share during the first quarter of 2025. In June 2025, the Board declared a quarterly cash dividend of $0.59 per share, which is payable on or before July 22, 2025, to shareholders of record on July 8, 2025. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity, and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of May 2, 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the thirteen week periods ended May 2, 2025 and May 3, 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of January 31, 2025, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 21, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
June 3, 2025

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 20,582 stores located in 48 U.S. states and Mexico as of May 2, 2025, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices often at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, inflation, wage growth, changes in federal and state tax policies, changes in U.S. and global trade policy (including price increases resulting from tariffs), and changes in U.S. government policy and assistance programs (including cost of living adjustments), such as SNAP, unemployment benefits, and economic stimulus programs. In May 2025, the federal government reinstated collections on defaulted student loans, and the impact on our customers and consequently on our business is uncertain at this time, and we can make no assurance that it will not be material. Finally, significant unseasonable or unusual weather patterns or extreme weather can impact customer shopping behaviors.

Significant uncertainty exists regarding the potential impact of tariffs on consumer behavior and our business. Tariff rates on both direct imports and domestic purchases did not materially impact our financial results for the first quarter of 2025. Currently announced tariff rates, as well as any increases or expansions of tariff coverage affecting the products that we sell, including those that have been announced but delayed, could have a more significant impact on our business and on our customers’ budgets. However, the tariff environment remains highly dynamic, and the specific tariffs applicable to goods imported by us and our suppliers into the U.S., continue to evolve. We continue to monitor developments and to evaluate and implement mitigation strategies to address the potential sales and margin impact of current and potential future tariffs, as well as to take various actions designed to minimize price increases to our customers. There can be no assurance we will be successful in our efforts, or that any resulting price increases will not adversely affect customer behavior.

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

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount. Historically, sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have been the key drivers of more profitable sales growth and average transaction amount. Our sales mix remains heavily weighted towards consumables, which currently constitutes a historically high proportion of our sales mix. Certain of our initiatives are intended to better optimize our sales mix; however, there can be no assurances that these efforts will be successful.

As we work to provide everyday low prices and meet our customers’ affordability needs, we remain focused on enhancing our margins through inventory shrink and damage reduction initiatives, as well as pricing and markdown optimization, effective category management and inventory reduction efforts, distribution and transportation efficiencies, private brands penetration and global sourcing strategies. Several of our strategic and other sales-driving initiatives are also designed to capture growth opportunities and are discussed in more detail below.

We continue to experience significant levels of inventory shrink and damages. However, we have made progress in reducing shrink for three consecutive quarters, and we began to see slight improvement in damages during the first quarter of 2025. While we anticipate that both shrink and damages will remain elevated in 2025, we continue to take actions designed to reduce their impact.

We continue to implement and invest in certain strategic initiatives that we believe will help drive profitable sales growth with both new and existing customers and capture long-term growth opportunities. Such opportunities include providing our customers with a variety of shopping access points and even greater value and convenience by leveraging and developing digital tools and technology, such as our Dollar General app, which contains a variety of tools to enhance the shopping experience. We remain focused on enhancing both the in-store and digital shopping experience, while driving operational efficiency. Our partnership with a third-party delivery service is available in the majority of our stores, providing added convenience and incremental sales. Additionally, in September 2024, we partnered with the same third-party provider to fully execute a same-day home delivery offering through our DG app and website in select stores. We plan to significantly expand this offering to additional stores in 2025. Furthermore, we believe these efforts will contribute to the continued growth of our DG Media Network, our platform that connects brand partners with our customers.

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

We also remain focused on capturing growth opportunities. In the first quarter of 2025, we opened a total of 156 new stores, remodeled 668 stores through Project Elevate and 559 stores through Project Renovate, relocated 23 stores and closed 168 stores (141 of which were part of the store portfolio optimization disclosed in the 2024 Form 10-K). In 2025, we plan to open approximately 575 new stores (as well as up to 15 stores in Mexico), fully remodel approximately 2,000 stores through Project Renovate, partially remodel 2,250 stores through Project Elevate, and relocate approximately 45 stores, for a total of 4,885 real estate projects.

pOpshelf is a unique retail concept focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. In light of the softer discretionary sales environment, we previously converted certain pOpshelf stores to Dollar General stores, and do not believe opening new pOpshelf stores in 2025 is a prudent use of capital. As part of the store portfolio optimization disclosed in the 2024 Form 10-K, we closed certain pOpshelf stores and converted additional pOpshelf stores to Dollar General stores in the first quarter of 2025. At the end of the first quarter of 2025, we operated 180 standalone pOpshelf stores. We are taking focused actions in 2025 designed to improve the performance of pOpshelf stores, although there can be no assurances that our efforts will be successful.

We expect store format innovation to allow us to capture additional growth opportunities as we continue to utilize the most productive of our various Dollar General store formats based on the specific market opportunity. In 2025 we expect the significant majority of the stores to be predominantly in one of our 8,500 square foot formats. These formats allow for expanded high-capacity-cooler counts, an extended queue line, and a broader product assortment, including an enhanced non-consumable offering, a larger health and beauty section, and produce in select stores.

We are always seeking ways to reduce or control costs that do not affect our customers’ shopping experiences. We plan to continue enhancing our position as a low-cost operator over time while employing ongoing cost discipline to reduce certain expenses as a percentage of sales. Nonetheless, we seek to maintain flexibility to invest in the business as necessary to enhance our long-term competitiveness and profitability. From time to time, our strategic initiatives, including without limitation those discussed above, have required and may continue to require us to incur upfront expenses for which there may not be an immediate return in terms of sales or enhanced profitability.

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

While the overall growth rate of inflation has moderated, we believe ongoing inflationary pressures could continue to affect our operating results and our vendors and customers. Moreover, increases in market interest rates have had a negative impact on our interest expense. Both inflation and higher interest rates have significantly increased new store opening costs and occupancy costs in recent years, and while we continue to have strong new store returns and plan to grow our store base significantly in 2025, these increased costs have negatively impacted our projected new store returns and influenced our new store growth plans.

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

To further enhance shareholder returns, we pay a quarterly cash dividend. The declaration and amount of future dividends are subject to Board discretion and approval, although we currently expect to continue paying quarterly cash dividends. As planned, to preserve our investment grade credit rating and maintain financial flexibility, we do not intend to repurchase shares during 2025.

Key Performance Indicators

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

	13 Weeks Ended
	May 2,	May 3,
	2025	2024
Same-store sales	2.4%	2.4%

Average sales per square foot is calculated based on total sales for the preceding four quarters as of the ending date of the reporting period divided by the average selling square footage as of the end of the most recent five quarters.

	May 2,	May 3,
	2025	2024
Average sales per square foot	$265	$264

Inventory turnover is calculated based on total cost of goods sold for the preceding four quarters as of the ending date of the reporting period divided by the average inventory balance as of the end of the most recent five quarters.

	May 2,	May 3,
	2025	2024
Inventory turnover	4.2	3.8

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2025 and 2024, which represent the 52-week fiscal years ending or ended January 30, 2026 and January 31, 2025, respectively. References to the first quarter accounting periods for 2025 and 2024 contained herein refer to the 13-week accounting periods ended May 2, 2025 and May 3, 2024, respectively.

Seasonality. The nature of our business is somewhat seasonal. Primarily because of sales of Christmas-related merchandise, operating profit in our fourth quarter (November, December and January) has historically been higher than operating profit achieved in each of the first three quarters of the fiscal year. However, this was not the case in our two most recently completed fiscal years. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

The following tables contain results of operations data for the first 13-week periods of 2025 and 2024, and the dollar and percentage variances among those periods. Basis point amounts referred to below are equal to 0.01% as a percentage of net sales:

	13 Weeks Ended
(amounts in millions, except	May 2,	May 3,	%
per share amounts)	2025	2024	Change
Net sales	$10,436.0	$9,914.0	5.3%
Cost of goods sold	7,204.7	6,921.9	4.1
Gross profit	3,231.3	2,992.1	8.0
Selling, general and administrative expenses	2,655.2	2,446.0	8.5
Operating profit	576.1	546.1	5.5
Interest expense, net	64.6	72.4	(10.8)
Income before income taxes	511.5	473.7	8.0
Income tax expense	119.6	110.4	8.4
Net income	$391.9	$363.3	7.9%
Diluted earnings per share	$1.78	$1.65	7.9%

	13 Weeks Ended
	May 2,	May 3,	Basis Point
(Percent of Net Sales)	2025	2024	Change
Net sales	100.00%	100.00%
Cost of goods sold	69.04	69.82	(78)
Gross profit	30.96	30.18	78
Selling, general and administrative expenses	25.44	24.67	77
Operating profit	5.52	5.51	1
Interest expense, net	0.62	0.73	(11)
Income before income taxes	4.90	4.78	12
Income tax expense	1.15	1.11	3
Net income	3.76%	3.66%	9

13 WEEKS ENDED MAY 2, 2025 AND MAY 3, 2024

Net Sales. For the 2025 period, net sales increased 5.3% to $10.44 billion. The net sales increase in the 2025 period was primarily due to sales from new stores and a same-store sales increase of 2.4% compared to the 2024 period, partially offset by the impact of store closures. The increase in same-store sales reflects a 2.7% increase in average transaction amount and a 0.3% decrease in customer traffic. The increase in average transaction amount was driven by higher average retail prices and an increase in items per transaction. Same-store sales increased in the consumables, seasonal, home products and apparel categories. For the 2025 period, there were 19,749 same-stores, which accounted for sales of $10.0 billion.

The amount of net sales represented by each of our product categories for the 13 weeks ended May 2, 2025, and May 3, 2024, as well as the percentage change between such periods, were as follows:

	13 Weeks Ended
	May 2,	May 3,	%
(amounts in millions)	2025	2024	Change
Net sales by category:
Consumables	$8,636.7	$8,210.9	5.2%
Seasonal	1,022.9	963.5	6.2
Home products	507.2	478.8	5.9
Apparel	269.2	260.9	3.2
Net sales	$10,436.0	$9,914.0	5.3%

The percentage of net sales represented by each of our product categories for the 13 weeks ended May 2, 2025, and May 3, 2024, were as follows:

	13 Weeks Ended
	May 2,	May 3,
	2025	2024
Net sales by category:
Consumables	82.76%	82.82%
Seasonal	9.80	9.72
Home products	4.86	4.83
Apparel	2.58	2.63
Net sales	100.00%	100.00%

Gross Profit. For the 2025 period, gross profit increased by 8.0%, and as a percentage of net sales increased by 78 basis points to 31.0%, compared to the 2024 period. The increase in the gross profit rate was driven primarily by lower shrink and higher inventory markups, partially offset by increased markdowns.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 25.4% as a percentage of net sales in the 2025 period compared to 24.7% in the comparable 2024 period, an increase of 77 basis points. The primary expenses that were a higher percentage of net sales in the current year period were retail labor, incentive compensation and repairs and maintenance.

Interest Expense, net. Interest expense, net decreased by $7.8 million to $64.6 million in the 2025 period primarily due to lower average outstanding borrowings and higher average cash balances.

Income Taxes. The effective income tax rate for the 2025 period was 23.4% compared to a rate of 23.3% for the 2024 period. The tax rate for the 2025 period was higher than the comparable 2024 period primarily due to increased expense from stock-based compensation offset by the effect of certain rate-impacting items.

Liquidity and Capital Resources

We believe our cash flow from operations and existing cash balances, combined with availability under the unsecured revolving credit facility (the “Revolving Facility”), the unsecured commercial paper notes (the “CP Notes”) and access to the debt markets, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, and anticipated dividend payments for a period that includes the next twelve months as well as the next several years. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations. All of our material borrowing arrangements are described in greater detail in Note 5 to the unaudited consolidated financial statements.

In April 2025, we redeemed the $500.0 million aggregate principal amount of outstanding 4.15% senior notes due November 2025.

Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described in Note 5 to the unaudited consolidated financial statements. For the remainder of fiscal 2025, we anticipate potential combined borrowings under the Revolving Facility and our CP Notes to be a maximum of approximately $400 million outstanding at any one time.

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 46% of our total assets, exclusive of operating lease assets, goodwill and other intangible assets, as of May 2, 2025. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year, as discussed below. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

From time to time, we are involved in various legal matters as discussed in Note 7 to the unaudited consolidated financial statements, some of which could potentially result in material cash payments. Adverse developments in these matters could materially and adversely affect our liquidity.

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

Rating Agency	Senior unsecured debt rating	Commercial paper rating	Outlook
Moody’s	Baa3	P-3	Stable outlook
Standard & Poor’s	BBB	A-2	Negative outlook

Changes in Cash Flows

Unless otherwise noted, all references to the 2025 and 2024 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 13-week periods ended May 2, 2025 and May 3, 2024, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $847.2 million in the 2025 period, which represents a $183.3 million increase compared to the 2024 period. Changes in merchandise inventories resulted in a $124.8 million increase in the 2025 period as compared to an increase of $49.6 million in the 2024 period as further discussed below. Changes in accounts payable resulted in a $35.1 million decrease in the 2025 period compared to a $95.7 million decrease in the 2024 period, due primarily to the timing of inventory receipts and related payments. Net income increased $28.6 million in the 2025 period compared to the 2024 period. Changes in income taxes in the 2025 period compared to the 2024 period are primarily due to the current accruals and application of overpayments..

On an ongoing basis, we closely monitor and manage our inventory balances, which may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Total merchandise inventories decreased 2% in the 2025 period compared to a decrease of 1% in the 2024 period. Percent changes in our four inventory categories for the 2025 period compared to the 2024 period were as follows:

	13 Weeks Ended
	May 2,	May 3,
Increase (decrease)	2025	2024
Consumables	1%	1%
Seasonal	(5)	(3)
Home products	(8)	(6)
Apparel	(8)	(5)

On a per store basis, inventories at May 2, 2025, decreased by 7.0% compared to the balances at May 3, 2024.

Cash flows from investing activities. Significant components of property and equipment purchases included the following approximate amounts:

	13 Weeks Ended
	May 2,	May 3,
(amounts in millions, except store count amounts)	2025	2024
Existing stores improvements, upgrades, remodels, and relocations	$166.7	$132.4
Distribution and transportation-related capital expenditures	36.1	77.9
New stores primarily for leasehold improvements, fixtures and equipment	75.6	117.1
Information systems upgrades and technology-related projects	11.9	13.4
Other	0.6	1.2
Total purchases of property and equipment	$290.9	$342.0

Store Counts
New stores	156	197
Remodeled or relocated (a)	1,250	484

(a) Remodeled store counts include 559 stores through Project Renovate and 668 stores through Project Elevate.

The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period.

Capital expenditures for 2025 are currently projected to be approximately $1.3 billion to $1.4 billion. We anticipate funding 2025 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth and development of new stores and the remodel or relocation of existing stores, including remodeling stores through Project Renovate and Project Elevate. Capital expenditures in 2025 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives for existing distribution center facilities and replacement of certain transportation related assets; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. During the 2025 period, we had repayments of long-term obligations of $505.3 million. During the 2025 and 2024 periods, we paid cash dividends of $129.8 million and $129.7 million, respectively.

Share Repurchase Program

As of May 2, 2025, our common stock repurchase program had a total remaining authorization of approximately $1.38 billion. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. To preserve our investment grade credit rating and maintain financial flexibility, we did not repurchase any shares under this program in the first quarter of 2025 and do not plan to repurchase shares during the remainder of the year. The repurchase authorization has no expiration date, and future repurchases will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. The repurchase program may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the unaudited consolidated financial statements contained in Part I, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended May 2, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this report is incorporated herein by this reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, other than as set forth in the discussion of certain items that have impacted or could impact our business or results of operations during 2025 or in the future as disclosed in the “Executive Overview” section within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

ITEM 5.OTHER INFORMATION.

Insider Trading Arrangements. During our fiscal quarter ended May 2, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

4.1

Amendment No. 1 to the Credit Agreement, dated as of March 11, 2025, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated March 11, 2025, filed with the SEC on March 13, 2025 (file no. 001-11421))

10.1

Form of Performance Share Unit Award Agreement (approved March 18, 2025) for awards beginning March 2025 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 21, 2025 (file no. 001-11421))

10.2

Form of Restricted Stock Unit Award Agreement (approved March 18, 2025) for awards beginning March 2025 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 21, 2025 (file no. 001-11421))

10.3

Form of Dollar General Corporation Teamshare Incentive Program for Named Executive Officers for use beginning fiscal year 2025 (incorporated by reference to Exhibit 10.45 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 21, 2025 (file no. 001-11421))

10.4

Amended Schedule of Executive Officers who have executed an employment agreement in the form of Executive Vice President Employment Agreement (incorporated by reference to Exhibit 10.55 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 21, 2025 (file no. 001-11421))

10.5

Form of Restricted Stock Unit Award Agreement (approved January 27, 2025) for awards beginning February 3, 2025 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 21, 2025 (file no. 001-11421))

10.6	Summary of Non-Employee Director Compensation effective May 29, 2025
10.7

Form of Restricted Stock Unit Award Agreement (approved May 28, 2025) for awards beginning May 2025 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan

10.8

Form of Restricted Stock Unit Award Agreement (approved May 28, 2025) for awards beginning June 2025 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan

15	Letter re unaudited interim financial information
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350

101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2025 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in her capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	June 3, 2025	By:	/s/ Kelly M. Dilts
Kelly M. Dilts Executive Vice President & Chief Financial Officer