Form 10-Q
period 2025-08-01
DOLLAR GENERAL CORP
filed 2025-08-28
CIK 29534

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2025

or

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

The Registrant had 220,106,028 shares of common stock outstanding on August 26, 2025.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	August 1,	January 31,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,284,567	$932,576
Merchandise inventories	6,609,690	6,711,242
Income taxes receivable	81,728	127,132
Prepaid expenses and other current assets	422,694	392,975
Total current assets	8,398,679	8,163,925
Net property and equipment	6,398,049	6,209,481
Operating lease assets	11,262,298	11,163,763
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,700	1,199,700
Other assets, net	55,796	57,275
Total assets	$31,653,111	$31,132,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$19,326	$519,463
Current portion of operating lease liabilities	1,502,571	1,460,114
Accounts payable	3,970,610	3,833,133
Accrued expenses and other	1,197,867	1,045,856
Income taxes payable	11,292	10,136
Total current liabilities	6,701,666	6,868,702
Long-term obligations	5,725,776	5,719,025
Long-term operating lease liabilities	9,820,261	9,764,783
Deferred income taxes	1,127,793	1,103,701
Other liabilities	265,484	262,815
Total liabilities	23,640,980	23,719,026
Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock	—	—
Common stock	192,593	192,447
Additional paid-in capital	3,863,898	3,812,590
Retained earnings	3,949,306	3,405,683
Accumulated other comprehensive income (loss)	6,334	2,987
Total shareholders’ equity	8,012,131	7,413,707
Total liabilities and shareholders' equity	$31,653,111	$31,132,733

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	August 1,	August 2,	August 1,	August 2,
	2025	2024	2025	2024
Net sales	$10,727,737	$10,210,361	$21,163,716	$20,124,382
Cost of goods sold	7,366,069	7,150,882	14,570,760	14,072,754
Gross profit	3,361,668	3,059,479	6,592,956	6,051,628
Selling, general and administrative expenses	2,766,240	2,509,517	5,421,415	4,955,562
Operating profit	595,428	549,962	1,171,541	1,096,066
Interest expense, net	57,727	68,130	122,331	140,563
Income before income taxes	537,701	481,832	1,049,210	955,503
Income tax expense	126,275	107,642	245,856	217,996
Net income	$411,426	$374,190	$803,354	$737,507
Earnings per share:
Basic	$1.87	$1.70	$3.65	$3.35
Diluted	$1.86	$1.70	$3.64	$3.35
Weighted average shares outstanding:
Basic	220,090	219,904	220,038	219,826
Diluted	220,854	220,065	220,495	220,059

Dividends per share	$0.59	$0.59	$1.18	$1.18

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	August 1,	August 2,	August 1,	August 2,
	2025	2024	2025	2024
Net income	$411,426	$374,190	$803,354	$737,507
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $0, $0, $(26), and $0, respectively	1,561	1,872	3,347	1,792
Comprehensive income	$412,987	$376,062	$806,701	$739,299

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balances, May 2, 2025	220,066	$192,557	$3,838,541	$3,667,792	$4,773	$7,703,663
Net income	—	—	—	411,426	—	411,426
Dividends paid, $0.59 per common share	—	—	—	(129,912)	—	(129,912)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	1,561	1,561
Share-based compensation expense	—	—	22,704	—	—	22,704
Other equity and related transactions	41	36	2,653	—	—	2,689
Balances, August 1, 2025	220,107	$192,593	$3,863,898	$3,949,306	$6,334	$8,012,131

Balances, May 3, 2024	219,893	$192,407	$3,774,363	$3,032,996	$413	$7,000,179
Net income	—	—	—	374,190	—	374,190
Dividends paid, $0.59 per common share	—	—	—	(129,747)	—	(129,747)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	1,872	1,872
Share-based compensation expense	—	—	12,795	—	—	12,795
Other equity and related transactions	18	16	933	—	—	949
Balances, August 2, 2024	219,911	$192,423	$3,788,091	$3,277,439	$2,285	$7,260,238

Balances, January 31, 2025	219,939	$192,447	$3,812,590	$3,405,683	$2,987	$7,413,707
Net income	—	—	—	803,354	—	803,354
Dividends paid, $1.18 per common share	—	—	—	(259,731)	—	(259,731)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	3,347	3,347
Share-based compensation expense	—	—	52,977	—	—	52,977
Other equity and related transactions	168	146	(1,669)	—	—	(1,523)
Balances, August 1, 2025	220,107	$192,593	$3,863,898	$3,949,306	$6,334	$8,012,131

Balances, February 2, 2024	219,663	$192,206	$3,757,005	$2,799,415	$493	$6,749,119
Net income	—	—	—	737,507	—	737,507
Dividends paid, $1.18 per common share	—	—	—	(259,483)	—	(259,483)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	1,792	1,792
Share-based compensation expense	—	—	34,641	—	—	34,641
Other equity and related transactions	248	217	(3,555)	—	—	(3,338)
Balances, August 2, 2024	219,911	$192,423	$3,788,091	$3,277,439	$2,285	$7,260,238

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	August 1,	August 2,
	2025	2024
Cash flows from operating activities:
Net income	$803,354	$737,507
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	509,609	471,079
Deferred income taxes	24,035	5,045
Noncash share-based compensation	52,977	34,641
Other noncash (gains) and losses	88,387	39,876
Change in operating assets and liabilities:
Merchandise inventories	44,667	(23,369)
Prepaid expenses and other current assets	(25,727)	(75,427)
Accounts payable	111,177	306,290
Accrued expenses and other liabilities	167,312	109,762
Income taxes	46,560	52,259
Other	(7,496)	(4,934)
Net cash provided by (used in) operating activities	1,814,855	1,652,729

Cash flows from investing activities:
Purchases of property and equipment	(693,918)	(695,683)
Proceeds from sales of property and equipment	2,424	1,525
Net cash provided by (used in) investing activities	(691,494)	(694,158)

Cash flows from financing activities:
Repayments of long-term obligations	(509,629)	(10,341)
Costs associated with issuance of debt	(487)	—
Payments of cash dividends	(259,718)	(259,482)
Other equity and related transactions	(1,536)	(3,340)
Net cash provided by (used in) financing activities	(771,370)	(273,163)
Net increase (decrease) in cash and cash equivalents	351,991	685,408
Cash and cash equivalents, beginning of period	932,576	537,283
Cash and cash equivalents, end of period	$1,284,567	$1,222,691

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$859,724	$842,846
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$117,281	$123,740

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of August 1, 2025, and results of operations for the 13-week and 26-week accounting periods ended August 1, 2025 and August 2, 2024, have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $62.3 million and $10.5 million in the respective 13-week periods, and $74.6 million and $20.8 million in the respective 26-week periods, ended August 1, 2025 and August 2, 2024. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

We utilize supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell our payment obligations to designated third-party financial institutions. As of August 1, 2025 and January 31, 2025, the amount of obligations outstanding that the Company has confirmed with the financial institutions under the supply chain finance program were $317.1 million and $399.7 million, respectively.

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

In December 2023, the FASB issued an update to the required disclosures for income taxes. The update is intended to improve the rate reconciliation and income taxes paid disclosures to enhance the transparency and decision usefulness of income tax disclosures. The update is effective for fiscal years beginning after December 15, 2024. The Company expects the adoption of this required disclosure to impact only its disclosures with no impact to its consolidated financial condition, results of operations, or cash flows.

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended August 1, 2025			13 Weeks Ended August 2, 2024
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$411,426	220,090	$1.87	$374,190	219,904	$1.70
Effect of dilutive share-based awards		764			161
Diluted earnings per share	$411,426	220,854	$1.86	$374,190	220,065	$1.70

	26 Weeks Ended August 1, 2025			26 Weeks Ended August 2, 2024
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$803,354	220,038	$3.65	$737,507	219,826	$3.35
Effect of dilutive share-based awards		457			233
Diluted earnings per share	$803,354	220,495	$3.64	$737,507	220,059	$3.35

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were approximately 0.1 million in the respective 13-week and 26-week periods ended August 1, 2025 and August 2, 2024.

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

As of August 1, 2025, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $11.7 million, $2.3 million and $0.8 million, respectively, for a total of $14.8 million. The uncertain tax liability is reflected in noncurrent other liabilities in the consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $3.5 million in the coming twelve months resulting from expiring statutes of limitations or settlements. As of August 1, 2025, approximately $11.7 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The Organization of Economic Cooperation and Development has proposed a global minimum tax of 15% on a country-by-country basis (“Pillar Two”). Pursuant to Pillar Two, countries have enacted minimum tax rates of 15% effective for the 2024 tax year while other countries have enacted or proposed legislation making the 15% minimum tax rate effective for the 2025 tax year or later. The Company operates in a country that recently enacted the 15% minimum tax rate beginning in 2025. The Company does not believe it will have a material impact on tax expense on an annual basis.

The effective income tax rate for the 13-week and 26-week periods ended August 1, 2025 were 23.5% and 23.4% respectively, compared to rates of 22.3% and 22.8% for the 13-week and 26-week periods ended August 2, 2024. The effective income tax rate was higher for the 13-week and 26-week periods in 2025 than the comparable 13-week and 26-week periods in 2024 primarily due to the enactment of Pillar Two minimum tax in a certain jurisdiction.

We are currently assessing the One Big Beautiful Bill Act (“OBBBA”) which was enacted on July 4, 2025. The OBBBA provides full bonus depreciation for certain assets placed into service after January 19, 2025 and an election to expense U.S. incurred research or experimental expenditures. While we are still evaluating the full extent of OBBBA’s impact, in 2025 we expect our U.S. cash taxes to significantly decrease with no material impact to our effective tax rate.

4.Leases

As of August 1, 2025, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases, and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the consolidated balance sheets. At August 1, 2025, the weighted-average remaining lease term for the Company’s operating leases was 9.3 years, and the weighted average discount rate for such leases was 4.6%. Operating lease costs are reflected as selling, general and administrative costs in the consolidated statements of income. For the 26-week periods ended August 1, 2025 and August 2, 2024, such costs were $983.1 million and $929.2 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $994.1 million and $938.9 million, respectively, were reflected in cash flows from operating activities in the consolidated statements of cash flows for the 26-week periods ended August 1, 2025 and August 2, 2024.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	August 1,	January 31,
(In thousands)	2025	2025
Revolving Facility	$—	$—
Unsecured commercial paper notes	—	—
4.150% Senior Notes due November 1, 2025 (net of discount of $0 and $71)	—	499,929
3.875% Senior Notes due April 15, 2027 (net of discount of $87 and $112)	599,913	599,888
4.625% Senior Notes due November 1, 2027 (net of discount of $249 and $300)	549,751	549,700
4.125% Senior Notes due May 1, 2028 (net of discount of $156 and $184)	499,844	499,816
5.200% Senior Notes due July 5, 2028 (net of discount of $86 and $99)	499,914	499,901
3.500% Senior Notes due April 3, 2030 (net of discount of $342 and $376)	966,093	953,108
5.000% Senior Notes due November 1, 2032 (net of discount of $1,851 and $1,955)	698,149	698,045
5.450% Senior Notes due July 5, 2033 (net of discount of $1,331 and $1,396)	998,669	998,604
4.125% Senior Notes due April 3, 2050 (net of discount of $4,519 and $4,571)	495,481	495,429
5.500% Senior Notes due November 1, 2052 (net of discount of $282 and $284)	299,718	299,716
Other	171,551	181,076
Debt issuance costs, net	(33,981)	(36,724)
	$5,745,102	$6,238,488
Less: current portion	(19,326)	(519,463)
Long-term obligations	$5,725,776	$5,719,025

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

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of August 1, 2025 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of August 1, 2025, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The credit agreement governing the Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or changes in the Company’s lines of business; and incur additional subsidiary indebtedness. The credit agreement governing the Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. On March 11, 2025, the Company amended the credit agreement governing the Revolving Facility to increase the maximum leverage ratio and decrease the minimum fixed charge ratio through January 30, 2026, or earlier at the Company’s option upon achieving certain financial covenant milestones (“Covenant Relief Period”). During the Covenant Relief Period, the Company is restricted from repurchasing shares and the ability to incur certain additional liens and subsidiary debt is reduced. The credit agreement governing the Revolving Facility also contains customary events of default. As of August 1, 2025, the Company was in compliance with all covenants pertaining to the Revolving Facility.

As of August 1, 2025, the Company had no outstanding borrowings, no outstanding letters of credit, and $2.375 billion of borrowing availability under the Revolving Facility that, due to the Company’s intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $2.18 billion. In addition, as of August 1, 2025, the Company had outstanding letters of credit of $56.1 million which were issued pursuant to separate agreements.

Commercial Paper

As of August 1, 2025, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of August 1, 2025, the Company’s consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $195.0 million and $195.0 million at August 1, 2025 and January 31, 2025, respectively, were held by a wholly-owned subsidiary of the Company and are therefore not reflected in the consolidated balance sheets.

Senior Notes

In April 2025, the Company redeemed $500.0 million aggregate principal amount of outstanding 4.15% senior notes prior to the November 2025 maturity date using cash on hand and incurred a non-cash loss of approximately $0.4 million associated with the redemption.

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of August 1, 2025.

The following table presents the Company’s liabilities required to be measured at fair value as of August 1, 2025, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	August 1,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2025
Liabilities:
Current and long-term obligations (a)	$5,499,954	$171,551	$—	$5,671,505
Deferred compensation (b)	51,644	—	—	51,644
(a)	Included in the consolidated balance sheet at book value as current portion of long-term obligations of $19,326 and long-term obligations of $5,725,776.
(b)	Reflected at fair value in the consolidated balance sheet as accrued expenses and other current liabilities of $5,183 and noncurrent other liabilities of $46,461.

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

On November 27, 2023, and November 30, 2023, respectively, the following putative shareholder class action lawsuits were filed in the United States District Court for the Middle District of Tennessee in which the plaintiffs allege that during the putative class periods noted below, the Company and certain of its current and former officers violated the federal securities laws by misrepresenting the impact of alleged store labor, inventory, pricing and other practices on the Company’s financial results and prospects: Washtenaw County Employees’ Retirement System v. Dollar General Corporation, et al. (Case No. 3:23-cv-01250) (putative class period of May 28, 2020 to August 30, 2023) (“Washtenaw County”); Robert J. Edmonds v. Dollar General Corporation, et al. (Case No. 3:23-cv-01259) (putative class period of February 23, 2023 to August 31, 2023) (“Edmonds”) (collectively, the “Shareholder Securities Litigation”). The plaintiffs seek compensatory damages, equitable/injunctive relief, pre- and post-judgment interest and attorneys’ fees and costs. The Edmonds matter was voluntarily dismissed on January 19, 2024. On April 4, 2024, the court appointed lead plaintiffs and lead counsel in the Shareholder Securities Litigation. On June 17, 2024, lead plaintiffs filed a consolidated amended complaint, adding a claim that lead plaintiffs and certain members of the putative class purchased shares of the Company’s common stock contemporaneously with common stock sales by certain individual defendants. On October 17, 2024, lead plaintiffs filed a second consolidated amended complaint, expanding the putative class period to cover May 28, 2020 to August 28, 2024. On November 15, 2024, defendants moved to dismiss the second consolidated amended complaint, and on June 23, 2025, the court granted defendants’ motion without prejudice. On August 25, 2025, the lead plaintiffs filed a motion for leave to amend the second consolidated amended complaint, attaching the proposed third consolidated amended complaint which does not alter the claims, defendants or putative class period but includes additional allegations in support of the previously asserted claims. The deadline to file any opposition to the motion for leave to amend is October 24, 2025.

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

On January 26 and 29, 2024, and February 1, 2024, respectively, the following shareholder derivative actions were filed in the United States District Court for the Middle District of Tennessee in which the plaintiff shareholders, purportedly on behalf and for the benefit of the Company, allege that certain of the Company’s current and former officers and directors (i) violated their fiduciary duties by misrepresenting the impact of alleged store labor, inventory pricing, and other practices on the Company’s financial results, prospects, and reputation, as well as creating a risk of adverse regulatory action; (ii) wasted corporate assets; and (iii) were unjustly enriched: Nathan Silva v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00083) (“Silva”); Terry Dunn v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00093) (“Dunn”); Kathryn A. Caliguiri Inh Ira Bene Of Catherine Sugarbaker v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00117) (“Caliguiri”) (collectively, the “Federal Court Shareholder Derivative Litigation”). The Silva complaint also alleges certain of the Company’s current and former officers and directors violated federal securities laws and aided and abetted breach of fiduciary duty and that Mr. Vasos violated his fiduciary duties by misusing material, non-public information. The Dunn and Caliguiri complaints additionally allege that certain of the Company’s officers and directors violated their fiduciary duties by recklessly or negligently disregarding workplace safety practices, and that Mr. Vasos, John Garratt and Patricia Fili-Krushel violated their fiduciary duties by misusing material, non-public information. The plaintiffs in the Federal Court Shareholder Derivative Litigation seek both non-monetary and monetary relief for the benefit of the Company. On April 2, 2024, the court consolidated the Silva, Dunn, and Caliguiri actions. On May 2, 2024, the Silva action was dismissed. On May 22, 2024, the court entered an order staying the Dunn and Caliguiri actions pending resolution of the defendants’ anticipated motion to dismiss in the Shareholder Securities Litigation. On July 21, 2025, the court extended the stay pending the court’s ruling on plaintiffs’ motion for leave to file a further amended complaint in the Shareholder Securities Action.

On March 26, 2024 and March 28, 2024, respectively, the following shareholder derivative actions were filed in the Chancery Court for Davidson County, Tennessee: Todd Hellrigel v. Todd J. Vasos et al. (Case No. 24-0392-I) (“Hellrigel"); Steve Southwell v. Todd Vasos, et al. (Case No. 24-0379-I) (“Southwell”) (collectively, the “State Court Shareholder Derivative Litigation”). The claims in the State Court Shareholder Derivative Litigation include allegations that certain of the Company’s current and former officers and directors (i) violated their fiduciary duties by misrepresenting the impact of alleged store labor, inventory pricing and other practices on the Company’s financial results, prospects, and reputation, as well as creating a risk of adverse regulatory action; (ii) were unjustly enriched; and (iii) that Mr. Vasos, Mr. Garratt, Warren Bryant, and Ms. Fili-Krushel violated their fiduciary duties by misusing material, non-public information. The relief sought is substantially the same as the relief sought in the Federal Court Derivative Shareholder Litigation. On May 20, 2024, the court entered an agreed order consolidating the Hellrigel and Southwell actions, appointing lead counsel, and staying the State Court Shareholder Derivative Litigation pending resolution of defendants’ anticipated motion to dismiss the Shareholder Securities Litigation. On July 23, 2025, the court extended the stay pending the court’s ruling on plaintiffs’ motion for leave to file a further amended complaint in the Shareholder Securities Action.

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

The Company manages its business on the basis of one reportable operating segment. As of August 1, 2025, the Company’s retail store operations were primarily located within the United States. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(in thousands)	2025	2024	2025	2024
Classes of similar products:
Consumables	$8,819,919	$8,397,217	$17,456,599	$16,608,067
Seasonal	1,106,059	1,054,762	2,129,002	2,018,276
Home products	511,842	480,223	1,019,018	959,014
Apparel	289,917	278,159	559,097	539,025
Net sales	$10,727,737	$10,210,361	$21,163,716	$20,124,382

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

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(in thousands)	2025	2024	2025	2024
Net sales	$10,727,737	$10,210,361	$21,163,716	$20,124,382
Less:
Shrink included in cost of goods sold	146,586	250,250	322,689	477,653
Cost of goods sold, excluding shrink(b)	7,219,483	6,900,632	14,248,071	13,595,101
Interest expense, net	57,727	68,130	122,331	140,563
Income tax expense	126,275	107,642	245,856	217,996
Other segment items (a)(b)	2,766,240	2,509,517	5,421,415	4,955,562
Consolidated net income	$411,426	$374,190	$803,354	$737,507

(a) Other segment items include all remaining SG&A expenses and other (income) expense as disclosed in the Consolidated Statements of Income which were not deemed individually significant for disclosure. These expense items include rent expense as disclosed in Note 4.

(b) Depreciation and amortization expense included in Cost of goods sold, SG&A expenses and Interest expense, net was approximately $256.8 million and $238.8 million for the 13-week periods ended August 1, 2025 and August 2, 2024, respectively and $509.6 million and $471.1 million for the 26-week periods ended August 1, 2025 and August 2, 2024, respectively.

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

During the 26-week periods ended August 1, 2025 and August 2, 2024, the Company repurchased no shares of its common stock in the open market.

The Company paid a cash dividend of $0.59 per share for each of the first two quarters of 2025. In August 2025, the Board declared a quarterly cash dividend of $0.59 per share, which is payable on or before October 21, 2025, to shareholders of record on October 7, 2025. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity, and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of August 1, 2025, the related consolidated statements of income, comprehensive income, and shareholders’ equity for the thirteen and twenty-six week periods ended August 1, 2025 and August 2, 2024, and cash flows for the twenty-six week periods ended August 1, 2025 and August 2, 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 28, 2025

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 20,746 stores located in 48 U.S. states and Mexico as of August 1, 2025, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices often at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, inflation, wage growth, changes in federal and state tax policies, interest rates, changes in U.S. and global trade policy (including price increases resulting from tariffs), and changes in U.S. government policy and assistance programs (including cost of living adjustments), such as SNAP, unemployment benefits, and economic stimulus programs. In May 2025, the federal government reinstated collections on defaulted student loans, and the impact on our customers and consequently on our business is uncertain at this time, and we can make no assurance that it will not be material. Finally, significant unseasonable or unusual weather patterns or extreme weather can impact customer shopping behaviors.

Uncertainty remains regarding the potential impact of tariffs on consumer behavior and our business. Tariff rates on both direct imports and domestic purchases did not materially impact our financial results for the first two quarters of 2025. Currently announced tariff rates, including those that have been announced but delayed, as well as any increases or expansions of tariff coverage affecting the products that we sell, could have a more significant impact on our business and on our customers’ budgets. However, the tariff environment remains dynamic, and the specific tariffs applicable to goods imported by us and our suppliers into the U.S. may continue to evolve. We continue to monitor developments and to evaluate and implement mitigation strategies to address the potential sales and margin impact of current and potential future tariffs, as well as to take various actions designed to minimize price increases for our customers. There can be no assurance we will be successful in our efforts, or that price increases will not adversely affect customer behavior.

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

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount. Historically, sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have been the key drivers of more profitable sales growth and average transaction amount. Our sales mix remains heavily weighted towards consumables, although we saw slight improvement to our sales mix in the second quarter as compared to last year’s second quarter. Certain of our initiatives are intended to better optimize our sales mix; however, there can be no assurances that these efforts will be successful.

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

We continue to experience significant levels of inventory shrink and damages. However, we have made progress in reducing shrink for four consecutive quarters, and we began to see improvement in damages during the first two quarters of 2025. We continue to take actions designed to address shrink and damage levels.

We continue to implement and invest in certain strategic initiatives that we believe will help drive profitable sales growth with both new and existing customers and capture long-term growth opportunities. Such opportunities include providing our customers with a variety of shopping access points and even greater value and convenience by leveraging and developing digital tools and technology, such as our Dollar General app, which contains a variety of tools to enhance the shopping experience. We remain focused on enhancing both the in-store and digital shopping experience, while driving operational efficiency. Partnerships with third-party delivery services are available in the majority of our stores, providing added convenience and incremental sales. Additionally, in September 2024, we partnered with a third-party provider to fully execute a same-day home delivery offering through our DG app and website in select stores. We plan to significantly expand this offering to additional stores throughout 2025. Furthermore, we believe these efforts will contribute to the continued growth of our DG Media Network, our platform that connects brand partners with our customers.

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

We also remain focused on capturing growth opportunities. In the second quarter of 2025, we opened a total of 204 new stores, remodeled 729 stores through Project Elevate and 592 stores through Project Renovate, relocated 15 stores and closed 40 stores. In 2025, we plan to open approximately 575 new stores (as well as up to 15 stores in Mexico), fully remodel approximately 2,000 stores through Project Renovate, partially remodel 2,250 stores through Project Elevate, and relocate approximately 45 stores, for a total of 4,885 real estate projects.

pOpshelf is a unique retail concept focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. In light of the softer discretionary sales environment, we previously converted certain pOpshelf stores to Dollar General stores, and do not believe opening new pOpshelf stores in 2025 is a prudent use of capital. At the end of the second quarter of 2025, we operated 180 standalone pOpshelf stores. We are taking focused actions in 2025 designed to improve the performance of pOpshelf stores, although there can be no assurances that our efforts will be successful.

We expect store format innovation to allow us to capture additional growth opportunities as we continue to utilize the most productive of our various Dollar General store formats based on the specific market opportunity. In 2025 we expect the significant majority of the stores to be in one of our 8,500 square foot formats. These formats allow for expanded high-capacity-cooler counts, an extended queue line, and a broader product assortment, including an enhanced non-consumable offering, a larger health and beauty section, and produce in select stores.

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

We believe ongoing inflationary pressures could continue to affect our vendors and customers and our operating results. Both inflation and higher interest rates have significantly increased new store opening costs and occupancy costs in recent years, and while we continue to have strong new store returns and plan to grow our store base significantly in 2025, these increased costs have negatively impacted our projected new store returns and influenced our new store growth plans.

Our teams are a competitive advantage, and we proactively seek ways to continue investing in their development. Our goal is to create an environment that attracts, develops, and retains talented personnel, particularly at the store manager level, as employees who are promoted from within our company generally have longer tenures and are greater contributors to improvements in our financial performance. We are taking actions designed to continue reducing our higher than targeted store manager turnover, including through budgeting and allocation of labor hours, simplifying in-store activities, and reducing excess inventory.

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

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2025	2024	2025	2024
Same-store sales	2.8%	0.5%	2.6%	1.4%

Average sales per square foot is calculated based on total sales for the preceding four quarters as of the ending date of the reporting period divided by the average selling square footage as of the end of the most recent five quarters.

	August 1,	August 2,
	2025	2024
Average sales per square foot	$266	$263

Inventory turnover is calculated based on total cost of goods sold for the preceding four quarters as of the ending date of the reporting period divided by the average inventory balance as of the end of the most recent five quarters.

	August 1,	August 2,
	2025	2024
Inventory turnover	4.3	3.9

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2025 and 2024, which represent the 52-week fiscal years ending or ended January 30, 2026 and January 31, 2025, respectively. References to the second quarter accounting periods for 2025 and 2024 contained herein refer to the 13-week accounting periods ended August 1, 2025 and August 2, 2024, respectively.

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

The following tables contain results of operations data for the second 13-week periods and the 26-week periods of 2025 and 2024, and the dollar and percentage variances among those periods. Basis point amounts referred to below are equal to 0.01% as a percentage of net sales:

	13 Weeks Ended			26 Weeks Ended
(amounts in millions, except	August 1,	August 2,	%	August 1,	August 2,	%
per share amounts)	2025	2024	Change	2025	2024	Change
Net sales	$10,727.7	$10,210.4	5.1%	$21,163.7	$20,124.4	5.2%
Cost of goods sold	7,366.1	7,150.9	3.0	14,570.8	14,072.8	3.5
Gross profit	3,361.7	3,059.5	9.9	6,593.0	6,051.6	8.9
Selling, general and administrative expenses	2,766.2	2,509.5	10.2	5,421.4	4,955.6	9.4
Operating profit	595.4	550.0	8.3	1,171.5	1,096.1	6.9
Interest expense, net	57.7	68.1	(15.3)	122.3	140.6	(13.0)
Income before income taxes	537.7	481.8	11.6	1,049.2	955.5	9.8
Income tax expense	126.3	107.6	17.3	245.9	218.0	12.8
Net income	$411.4	$374.2	10.0%	$803.4	$737.5	8.9%
Diluted earnings per share	$1.86	$1.70	9.4%	$3.64	$3.35	8.7%

	13 Weeks Ended			26 Weeks Ended
	August 1,	August 2,	Basis Point	August 1,	August 2,	Basis Point
(Percent of Net Sales)	2025	2024	Change	2025	2024	Change
Net sales	100.00%	100.00%		100.0%	100.0%
Cost of goods sold	68.66	70.04	(137)	68.85	69.93	(108)
Gross profit	31.34	29.96	137	31.15	30.07	108
Selling, general and administrative expenses	25.79	24.58	121	25.62	24.62	99
Operating profit	5.55	5.39	16	5.54	5.45	9
Interest expense, net	0.54	0.67	(13)	0.58	0.70	(12)
Income before income taxes	5.01	4.72	29	4.96	4.75	21
Income tax expense	1.18	1.05	12	1.16	1.08	8
Net income	3.84%	3.66%	17	3.80%	3.66%	13

13 WEEKS ENDED AUGUST 1, 2025 AND AUGUST 2, 2024

Net Sales. For the 2025 period, net sales increased 5.1% to $10.73 billion. The net sales increase in the 2025 period was primarily due to sales from new stores and a same-store sales increase of 2.8% compared to the 2024 period, partially offset by the impact of store closures. The increase in same-store sales reflects a 1.5% increase in customer traffic and a 1.2% increase in average transaction amount. The increase in average transaction amount was driven by higher average retail prices and an increase in items per transaction. Same-store sales increased in the consumables, seasonal, home products and apparel categories. For the 2025 period, there were 19,916 same-stores, which accounted for sales of $10.37 billion.

The amount of net sales represented by each of our product categories for the 13 weeks ended August 1, 2025, and August 2, 2024, as well as the percentage change between such periods, were as follows:

	13 Weeks Ended
	August 1,	August 2,	%
(amounts in millions)	2025	2024	Change
Net sales by category:
Consumables	$8,819.9	$8,397.2	5.0%
Seasonal	1,106.1	1,054.8	4.9
Home products	511.8	480.2	6.6
Apparel	289.9	278.2	4.2
Net sales	$10,727.7	$10,210.4	5.1%

The percentage of net sales represented by each of our product categories for the 13 weeks ended August 1, 2025, and August 2, 2024, were as follows:

	13 Weeks Ended
	August 1,	August 2,
	2025	2024
Net sales by category:
Consumables	82.22%	82.25%
Seasonal	10.31	10.33
Home products	4.77	4.70
Apparel	2.70	2.72
Net sales	100.00%	100.00%

Gross Profit. For the 2025 period, gross profit increased by 9.9%, and as a percentage of net sales increased by 137 basis points to 31.3%, compared to the 2024 period. The increase in the gross profit rate was driven primarily by lower shrink, higher inventory markups and lower inventory damages, partially offset by an increased LIFO provision, increased markdowns and increased distribution costs.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 25.8% as a percentage of net sales in the 2025 period compared to 24.6% in the comparable 2024 period, an increase of 121 basis points. The primary expenses that were a higher percentage of net sales in the current year period were incentive compensation, repairs and maintenance and benefits.

Interest Expense, net. Interest expense, net decreased by $10.4 million to $57.7 million in the 2025 period primarily due to lower average outstanding borrowings.

Income Taxes. The effective income tax rate for the 2025 period was 23.5% compared to a rate of 22.3% for the 2024 period. The tax rate for the 2025 period was higher than the comparable 2024 period primarily due to the enactment of Pillar Two minimum tax in a certain jurisdiction.

26 WEEKS ENDED AUGUST 1, 2025 AND AUGUST 2, 2024

Net Sales. For the 2025 period, net sales increased 5.2% to $21.16 billion. The net sales increase in the 2025 period was primarily due to sales from new stores and a same-store sales increase of 2.6% compared to the 2024 period, partially offset by the impact of store closures. The increase in same-store sales reflects a 1.9% increase in average transaction amount and a 0.6% increase in customer traffic. The increase in average transaction amount was driven by higher average retail prices and an increase in items per transaction. Same-store sales increased in the consumables, seasonal, home products and apparel categories. For the 2025 period, there were 19,916 same-stores which accounted for sales of $20.39 billion.

The amount of net sales represented by each of our product categories for the 26 weeks ended August 1, 2025, and August 2, 2024, as well as the percentage change between such periods, were as follows:

	26 Weeks Ended
	August 1,	August 2,	%
(amounts in millions)	2025	2024	Change
Net sales by category:
Consumables	$17,456.6	$16,608.1	5.1%
Seasonal	2,129.0	2,018.3	5.5
Home products	1,019.0	959.0	6.3
Apparel	559.1	539.0	3.7
Net sales	$21,163.7	$20,124.4	5.2%

The percentage of net sales represented by each of our product categories for the 26 weeks ended August 1, 2025, and August 2, 2024, were as follows:

	26 Weeks Ended
	August 1,	August 2,
	2025	2024
Net sales by category:
Consumables	82.49%	82.52%
Seasonal	10.06	10.03
Home products	4.81	4.77
Apparel	2.64	2.68
Net sales	100.0%	100.0%

Gross Profit. For the 2025 period, gross profit increased by 8.9%, and as a percentage of net sales increased by 108 basis points to 31.2%, compared to the 2024 period. The increase in the gross profit rate was driven primarily by lower shrink, higher inventory markups and lower inventory damages, partially offset by an increased LIFO provision and increased markdowns.

Selling, General & Administrative Expenses. SG&A was 25.6% as a percentage of net sales in the 2025 period compared to 24.6% in the comparable 2024 period, an increase of 99 basis points. The primary expenses that were a higher percentage of net sales in the current year period were incentive compensation, repairs and maintenance and retail labor.

Interest Expense, net. Interest expense, net decreased by $18.2 million to $122.3 million in the 2025 period primarily due to lower average outstanding borrowings.

Income Taxes. The effective income tax rate for the 2025 period was 23.4% compared to a rate of 22.8% for the 2024 period. The tax rate for the 2025 period was higher than the comparable 2024 period primarily due the enactment of Pillar Two minimum tax in a certain jurisdiction.

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

In April 2025, we redeemed the $500.0 million aggregate principal amount of outstanding 4.15% senior notes due November 2025. In addition, we have provided notice to the trustee of our $600.0 million aggregate principal amount of outstanding 3.875% senior notes due April 2027, that we intend to redeem the entire principal amount of such notes in the third quarter. We expect to use cash on hand for this redemption.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 45% of our total assets, exclusive of operating lease assets, goodwill and other intangible assets, as of August 1, 2025. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year, as discussed below. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Changes in Cash Flows

Unless otherwise noted, all references to the 2025 and 2024 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 26-week periods ended August 1, 2025 and August 2, 2024, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $1.8 billion in the 2025 period, which represents a $162.1 million increase compared to the 2024 period. Changes in merchandise inventories resulted in a $44.7 million increase in the 2025 period as compared to a decrease of $23.4 million in the 2024 period as further discussed below. Net income increased $65.8 million in the 2025 period compared to the 2024 period. Changes in accrued expenses resulted in a $167.3 million increase in the 2025 period compared to $109.8 million increase in the 2024 period, due primarily to the timing of accruals and payments for incentive compensation and property taxes. Changes in accounts payable resulted in a $111.2 million increase in the 2025 period compared to a $306.3 million increase in the 2024 period, due primarily to the timing of inventory receipts and related payments. Changes in income taxes in the 2025 period compared to the 2024 period are primarily due to the amount of income tax accrued and timing of payments.

On an ongoing basis, we closely monitor and manage our inventory balances, which may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Total merchandise inventories decreased 2% in the 2025 period compared to flat in the 2024 period. Percent changes in our four inventory categories for the 2025 period compared to the 2024 period were as follows:

	26 Weeks Ended
	August 1,	August 2,
Increase (decrease)	2025	2024
Consumables	(1)%	-%
Seasonal	(2)	1
Home products	(3)	2
Apparel	(4)	-

On a per store basis, inventories at August 1, 2025, decreased by 7.4% compared to the balances at August 2, 2024.

Cash flows from investing activities. Significant components of property and equipment purchases included the following approximate amounts:

	26 Weeks Ended
	August 1,	August 2,
(amounts in millions, except store count amounts)	2025	2024
Existing stores improvements, upgrades, remodels, and relocations	$365.4	$255.0
Distribution and transportation-related capital expenditures	151.1	198.7
New stores primarily for leasehold improvements, fixtures and equipment	142.8	216.1
Information systems upgrades and technology-related projects	32.2	19.6
Other	2.4	6.2
Total purchases of property and equipment	$693.9	$695.6

Store Counts
New stores	360	410
Remodeled or relocated (a)	2,586	987

(a) Remodeled store counts include 1,151 stores through Project Renovate and 1,397 stores through Project Elevate.

The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period.

Capital expenditures for 2025 are projected to be approximately $1.3 billion to $1.4 billion. We anticipate funding 2025 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth and development of new stores and the remodel or relocation of existing stores, including remodeling stores through Project Renovate and Project Elevate. Capital expenditures in 2025 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives for existing distribution center facilities and replacement of certain transportation related assets; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. During the 2025 period, we had repayments of long-term obligations of $509.6 million. During the 2025 and 2024 periods, we paid cash dividends of $259.7 million and $259.5 million, respectively.

Share Repurchase Program

As of August 1, 2025, our common stock repurchase program had a total remaining authorization of approximately $1.38 billion. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. To preserve our investment grade credit rating and maintain financial flexibility, we did not repurchase any shares under this program in the first quarter of 2025 and do not plan to repurchase shares during the remainder of the year. The repurchase authorization has no expiration date, and future repurchases will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. The repurchase program may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the unaudited consolidated financial statements contained in Part I, Item 1 of this report.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended August 1, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.OTHER INFORMATION.

Insider Trading Arrangements. During our fiscal quarter ended August 1, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

10.1

Summary of Non-Employee Director Compensation effective May 29, 2025 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2025, filed with the SEC on June 3, 2025 (file no. 001-11421))

10.2

Form of Restricted Stock Unit Award Agreement (approved May 28, 2025) for awards beginning May 2025 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2025, filed with the SEC on June 3, 2025 (file no. 001-11421))

10.3

Form of Restricted Stock Unit Award Agreement (approved May 28, 2025) for awards beginning June 2025 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2025, filed with the SEC on June 3, 2025 (file no. 001-11421))

10.4	Form of Performance Share Unit Award Agreement between Dollar General Corporation and Donny H. Lau for fiscal year 2025 new hire award
10.5	Form of Restricted Stock Unit Award Agreement between Dollar General Corporation and Donny H. Lau for fiscal year 2025 special inducement award
15	Letter re unaudited interim financial information
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350
101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2025 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in her capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	August 28, 2025	By:	/s/ Kelly M. Dilts
Kelly M. Dilts Executive Vice President & Chief Financial Officer