Form 10-Q
period 2025-10-31
DOLLAR GENERAL CORP
filed 2025-12-04
CIK 29534

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2025

or

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

The Registrant had 220,118,871 shares of common stock outstanding on December 2, 2025.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act, throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “accelerate,” “aim,” “assume,” “anticipate,” “believe,” “can,” “committed,” “continue,” “could,” “drive,” “estimate,” “expect,” “focused on,” “forecast,” “future,” “goal,” “intend,” “likely,” “long-term,” “may,” “objective,” “ongoing,” “opportunity,” “outlook,” “over time,” “plan,” “position,” “potential,” “predict,” “project,” “prospect,” “scheduled,” “seek,” “should,” “strive,” “subject to,” “uncertain,” “will” or “would” and similar expressions that concern our strategies, plans, initiatives, intentions, outlook or beliefs about future occurrences or results. For example, all statements relating to, among others, the following are forward-looking statements:

●	our projections and expectations regarding expenditures, costs, cash flows, results of operations, financial condition and liquidity;
●	our expectations regarding economic and competitive market conditions;
●	our plans, objectives, and expectations regarding future operations, growth, investments and initiatives, including but not limited to our real estate, store growth and international expansion plans, store remodels, store formats or concepts, shrink and damages reduction actions, inventory reduction efforts, and anticipated progress and impact of our strategic initiatives (including but not limited to our digital initiatives, DG Media Network, and pOpshelf) and our merchandising, margin enhancing, distribution/transportation efficiency (including but not limited to self-distribution), store manager turnover reduction and other initiatives;
●	expectations regarding sales and mix of consumable and non-consumable products, customer traffic, basket size, shrink, damages and inventory levels;
●	expectations regarding tariff, inflationary and labor pressures;
●	expectations regarding cash dividends and stock repurchases;
●	anticipated borrowing under our credit agreement and our commercial paper program and the potential redemption of certain of our senior notes;
●	potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including without limitation potential further federal, state and/or local minimum wage increases or changes to salary levels, as well as changes to certain government policies and assistance programs, such as Supplemental Nutrition Assistance Program (“SNAP“) benefits, unemployment benefits, economic stimulus payments, and defaulted student loan collections; and
●	expected outcome or effect of pending or threatened legal disputes, governmental actions, litigation or audits.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	October 31,	January 31,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,240,623	$932,576
Merchandise inventories	6,653,880	6,711,242
Income taxes receivable	65,360	127,132
Prepaid expenses and other current assets	419,224	392,975
Total current assets	8,379,087	8,163,925
Net property and equipment	6,423,459	6,209,481
Operating lease assets	11,322,665	11,163,763
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,199,700	1,199,700
Other assets, net	55,082	57,275
Total assets	$31,718,582	$31,132,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$15,799	$519,463
Current portion of operating lease liabilities	1,524,102	1,460,114
Accounts payable	4,295,378	3,833,133
Accrued expenses and other	1,306,555	1,045,856
Income taxes payable	11,200	10,136
Total current liabilities	7,153,034	6,868,702
Long-term obligations	5,119,464	5,719,025
Long-term operating lease liabilities	9,849,058	9,764,783
Deferred income taxes	1,133,908	1,103,701
Other liabilities	276,978	262,815
Total liabilities	23,532,442	23,719,026
Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock	—	—
Common stock	192,604	192,447
Additional paid-in capital	3,884,217	3,812,590
Retained earnings	4,102,091	3,405,683
Accumulated other comprehensive income (loss)	7,228	2,987
Total shareholders’ equity	8,186,140	7,413,707
Total liabilities and shareholders' equity	$31,718,582	$31,132,733

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	October 31,	November 1,	October 31,	November 1,
	2025	2024	2025	2024
Net sales	$10,649,450	$10,183,428	$31,813,166	$30,307,810
Cost of goods sold	7,465,120	7,247,128	22,035,880	21,319,882
Gross profit	3,184,330	2,936,300	9,777,286	8,987,928
Selling, general and administrative expenses	2,758,479	2,612,498	8,179,894	7,568,060
Operating profit	425,851	323,802	1,597,392	1,419,868
Interest expense, net	55,935	67,849	178,266	208,412
Income before income taxes	369,916	255,953	1,419,126	1,211,456
Income tax expense	87,259	59,424	333,115	277,420
Net income	$282,657	$196,529	$1,086,011	$934,036
Earnings per share:
Basic	$1.28	$0.89	$4.94	$4.25
Diluted	$1.28	$0.89	$4.92	$4.24
Weighted average shares outstanding:
Basic	220,112	219,921	220,063	219,857
Diluted	220,955	219,997	220,648	220,038

Dividends per share	$0.59	$0.59	$1.77	$1.77

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 39 weeks ended
	October 31,	November 1,	October 31,	November 1,
	2025	2024	2025	2024
Net income	$282,657	$196,529	$1,086,011	$934,036
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $(3), $11, $(29), and $11, respectively	894	1,218	4,241	3,010
Comprehensive income	$283,551	$197,747	$1,090,252	$937,046

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balances, August 1, 2025	220,107	$192,593	$3,863,898	$3,949,306	$6,334	$8,012,131
Net income	—	—	—	282,657	—	282,657
Dividends paid, $0.59 per common share	—	—	—	(129,872)	—	(129,872)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	894	894
Share-based compensation expense	—	—	20,370	—	—	20,370
Other equity and related transactions	11	11	(51)	—	—	(40)
Balances, October 31, 2025	220,118	$192,604	$3,884,217	$4,102,091	$7,228	$8,186,140

Balances, August 2, 2024	219,911	$192,423	$3,788,091	$3,277,439	$2,285	$7,260,238
Net income	—	—	—	196,529	—	196,529
Dividends paid, $0.59 per common share	—	—	—	(129,757)	—	(129,757)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	1,218	1,218
Share-based compensation expense	—	—	14,054	—	—	14,054
Other equity and related transactions	14	12	291	—	—	303
Balances, November 1, 2024	219,925	$192,435	$3,802,436	$3,344,211	$3,503	$7,342,585

Balances, January 31, 2025	219,939	$192,447	$3,812,590	$3,405,683	$2,987	$7,413,707
Net income	—	—	—	1,086,011	—	1,086,011
Dividends paid, $1.77 per common share	—	—	—	(389,603)	—	(389,603)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	4,241	4,241
Share-based compensation expense	—	—	73,347	—	—	73,347
Other equity and related transactions	179	157	(1,720)	—	—	(1,563)
Balances, October 31, 2025	220,118	$192,604	$3,884,217	$4,102,091	$7,228	$8,186,140

Balances, February 2, 2024	219,663	$192,206	$3,757,005	$2,799,415	$493	$6,749,119
Net income	—	—	—	934,036	—	934,036
Dividends paid, $1.77 per common share	—	—	—	(389,240)	—	(389,240)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	3,010	3,010
Share-based compensation expense	—	—	48,694	—	—	48,694
Other equity and related transactions	262	229	(3,263)	—	—	(3,034)
Balances, November 1, 2024	219,925	$192,435	$3,802,436	$3,344,211	$3,503	$7,342,585

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	October 31,	November 1,
	2025	2024
Cash flows from operating activities:
Net income	$1,086,011	$934,036
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	775,957	718,093
Deferred income taxes	30,127	4,302
Noncash share-based compensation	73,347	48,695
Other noncash (gains) and losses	153,784	50,351
Change in operating assets and liabilities:
Merchandise inventories	(92,699)	(147,512)
Prepaid expenses and other current assets	(21,247)	(37,952)
Accounts payable	472,832	494,807
Accrued expenses and other liabilities	289,959	137,937
Income taxes	62,836	314
Other	(12,082)	(7,908)
Net cash provided by (used in) operating activities	2,818,825	2,195,163

Cash flows from investing activities:
Purchases of property and equipment	(1,007,458)	(1,037,097)
Proceeds from sales of property and equipment	3,250	2,127
Net cash provided by (used in) investing activities	(1,004,208)	(1,034,970)

Cash flows from financing activities:
Repayments of long-term obligations	(1,114,917)	(765,625)
Costs associated with issuance of debt	(487)	(2,320)
Payments of cash dividends	(389,585)	(389,237)
Other equity and related transactions	(1,581)	(3,037)
Net cash provided by (used in) financing activities	(1,506,570)	(1,160,219)
Net increase (decrease) in cash and cash equivalents	308,047	(26)
Cash and cash equivalents, beginning of period	932,576	537,283
Cash and cash equivalents, end of period	$1,240,623	$537,257

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$1,294,886	$1,321,389
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$80,394	$111,360

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of October 31, 2025, and results of operations for the 13-week and 39-week accounting periods ended October 31, 2025 and November 1, 2024, have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $91.1 million and $7.1 million in the respective 13-week periods, and $165.7 million and $27.9 million in the respective 39-week periods, ended October 31, 2025 and November 1, 2024. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

We utilize supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell our payment obligations to designated third-party financial institutions. As of October 31, 2025 and January 31, 2025, the amount of obligations outstanding that the Company has confirmed with the financial institutions under the supply chain finance program were $387.6 million and $399.7 million, respectively.

In September 2025, the Financial Accounting Standards Board (“FASB”) issued new amendments to the accounting for internal-use software. The amendments remove all references to prescriptive and sequential software development stages. The update is effective for fiscal years beginning after December 15, 2027. The Company is currently assessing the impact of the adoption of this update to its consolidated financial condition, results of operations, and cash flows.

In November 2024, the FASB issued new required disclosures for disaggregated expense information. The update is intended to improve the disclosures about expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The update is effective for fiscal years beginning after December 15, 2026. The Company is currently assessing the impact of the adoption of this disclosure.

In December 2023, the FASB issued an update to the required disclosures for income taxes. The update is intended to improve the rate reconciliation and income taxes paid disclosures to enhance the transparency and decision usefulness of income tax disclosures. The update is effective for fiscal years beginning after December 15, 2024. The Company expects the adoption of this update to impact only its disclosures with no impact to its consolidated financial condition, results of operations, or cash flows.

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended October 31, 2025			13 Weeks Ended November 1, 2024
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$282,657	220,112	$1.28	$196,529	219,921	$0.89
Effect of dilutive share-based awards		843			76
Diluted earnings per share	$282,657	220,955	$1.28	$196,529	219,997	$0.89

	39 Weeks Ended October 31, 2025			39 Weeks Ended November 1, 2024
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$1,086,011	220,063	$4.94	$934,036	219,857	$4.25
Effect of dilutive share-based awards		585			181
Diluted earnings per share	$1,086,011	220,648	$4.92	$934,036	220,038	$4.24

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were approximately 0.0 million and 0.2 million in the respective 13-week periods and 0.1 million in each of the 39-week periods ended October 31, 2025 and November 1, 2024.

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

The Company’s 2021 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2022 through 2024 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, with few exceptions, the Company’s 2021 and later tax years remain open for examination by the various state taxing authorities.

As of October 31, 2025, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $14.3 million, $2.5 million and $0.8 million, respectively, for a total of $17.6 million. The uncertain tax liability is reflected in noncurrent other liabilities in the consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $3.5 million in the coming twelve months resulting from expiring statutes of limitations or settlements. As of October 31, 2025, approximately $14.3 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

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

The effective income tax rate for the 13-week and 39-week periods ended October 31, 2025 were 23.6% and 23.5% respectively, compared to rates of 23.2% and 22.9% for the 13-week and 39-week periods ended November 1, 2024. The effective income tax rate was higher for the 13-week and 39-week periods in 2025 than the comparable 13-week and 39-week periods in 2024 primarily due to the enactment of Pillar Two minimum tax in a certain jurisdiction.

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

4.Leases

As of October 31, 2025, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases, and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the consolidated balance sheets. At October 31, 2025, the weighted-average remaining lease term for the Company’s operating leases was 9.3 years, and the weighted average discount rate for such leases was 4.6%. Operating lease costs are reflected as selling, general and administrative costs in the consolidated statements of income. For the 39-week periods ended October 31, 2025 and November 1, 2024, such costs were $1.48 billion and $1.41 billion, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $1.50 billion and $1.42 billion, respectively, were reflected in cash flows from operating activities in the consolidated statements of cash flows for the 39-week periods ended October 31, 2025 and November 1, 2024.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	October 31,	January 31,
(In thousands)	2025	2025
Revolving Facility	$—	$—
Unsecured commercial paper notes	—	—
4.150% Senior Notes due November 1, 2025 (net of discount of $0 and $71)	—	499,929
3.875% Senior Notes due April 15, 2027 (net of discount of $0 and $112)	—	599,888
4.625% Senior Notes due November 1, 2027 (net of discount of $222 and $300)	549,778	549,700
4.125% Senior Notes due May 1, 2028 (net of discount of $142 and $184)	499,858	499,816
5.200% Senior Notes due July 5, 2028 (net of discount of $79 and $99)	499,921	499,901
3.500% Senior Notes due April 3, 2030 (net of discount of $326 and $376)	967,928	953,108
5.000% Senior Notes due November 1, 2032 (net of discount of $1,798 and $1,955)	698,202	698,045
5.450% Senior Notes due July 5, 2033 (net of discount of $1,297 and $1,396)	998,703	998,604
4.125% Senior Notes due April 3, 2050 (net of discount of $4,493 and $4,571)	495,507	495,429
5.500% Senior Notes due November 1, 2052 (net of discount of $281 and $284)	299,719	299,716
Other	157,329	181,076
Debt issuance costs, net	(31,682)	(36,724)
	$5,135,263	$6,238,488
Less: current portion	(15,799)	(519,463)
Long-term obligations	$5,119,464	$5,719,025

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

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of October 31, 2025 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of October 31, 2025, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The credit agreement governing the Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or changes in the Company’s lines of business; and incur additional subsidiary indebtedness. The credit agreement governing the Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. On March 11, 2025, the Company amended the credit agreement governing the Revolving Facility to increase the maximum leverage ratio and decrease the minimum fixed charge ratio through January 30, 2026, or earlier at the Company’s option upon achieving certain financial covenant milestones (“Covenant Relief Period”). During the Covenant Relief Period, the Company is restricted from repurchasing shares and the ability to incur certain additional liens and subsidiary debt is reduced. The credit agreement governing the Revolving Facility also contains customary events of default. As of October 31, 2025, the Company was in compliance with all covenants pertaining to the Revolving Facility.

As of October 31, 2025, the Company had no outstanding borrowings, no outstanding letters of credit, and $2.375 billion of borrowing availability under the Revolving Facility that, due to the Company’s intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $2.18 billion. In addition, as of October 31, 2025, the Company had outstanding letters of credit of $59.7 million which were issued pursuant to separate agreements.

Commercial Paper

As of October 31, 2025, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of October 31, 2025, the Company’s consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $195.0 million and $195.0 million at October 31, 2025 and January 31, 2025, respectively, were held by a wholly-owned subsidiary of the Company and are therefore not reflected in the consolidated balance sheets.

Senior Notes

In April 2025, the Company redeemed $500.0 million aggregate principal amount of outstanding 4.15% senior notes prior to the November 2025 maturity date using cash on hand and incurred a non-cash loss of approximately $0.4 million associated with the redemption.

In September 2025, the Company redeemed $600.0 million aggregate principal amount of outstanding 3.875% senior notes prior to the April 2027 maturity date using cash on hand and incurred a non-cash loss of approximately $1.0 million associated with the redemption.

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of October 31, 2025.

The following table presents the Company’s liabilities required to be measured at fair value as of October 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	October 31,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2025
Liabilities:
Current and long-term obligations (a)	$4,956,823	$157,329	$—	$5,114,152
Deferred compensation (b)	54,366	—	—	54,366
(a)	Included in the consolidated balance sheet at book value as current portion of long-term obligations of $15,799 and long-term obligations of $5,119,464.
(b)	Reflected at fair value in the consolidated balance sheet as accrued expenses and other current liabilities of $5,640 and noncurrent other liabilities of $48,726.

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

On November 27, 2023, and November 30, 2023, respectively, the following putative shareholder class action lawsuits were filed in the United States District Court for the Middle District of Tennessee in which the plaintiffs allege that during the putative class periods noted below, the Company and certain of its current and former officers violated the federal securities laws by misrepresenting the impact of alleged store labor, inventory, pricing and other practices on the Company’s financial results and prospects: Washtenaw County Employees’ Retirement System v. Dollar General Corporation, et al. (Case No. 3:23-cv-01250) (putative class period of May 28, 2020 to August 30, 2023) (“Washtenaw County”); Robert J. Edmonds v. Dollar General Corporation, et al. (Case No. 3:23-cv-01259) (putative class period of February 23, 2023 to August 31, 2023) (“Edmonds”) (collectively, the “Shareholder Securities Litigation”). The plaintiffs seek compensatory damages, equitable/injunctive relief, pre- and post-judgment interest and attorneys’ fees and costs. The Edmonds matter was voluntarily dismissed on January 19, 2024. On April 4, 2024, the court appointed lead plaintiffs and lead counsel in the Shareholder Securities Litigation. On June 17, 2024, lead plaintiffs filed a consolidated amended complaint, adding a claim that lead plaintiffs and certain members of the putative class purchased shares of the Company’s common stock contemporaneously with common stock sales by certain individual defendants. On October 17, 2024, lead plaintiffs filed a second consolidated amended complaint, expanding the putative class period to cover May 28, 2020 to August 28, 2024. On November 15, 2024, defendants moved to dismiss the second consolidated amended complaint, and on June 23, 2025, the court granted defendants’ motion without prejudice. On August 25, 2025, the lead plaintiffs filed a motion for leave to amend the second consolidated amended complaint, attaching the proposed third consolidated amended complaint which does not alter the claims, defendants or putative class period but includes additional allegations in support of the previously asserted claims. The Company filed its opposition to the motion to amend on October 24, 2025, and the motion remains pending.

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

The Company manages its business on the basis of one reportable operating segment. As of October 31, 2025, the Company’s retail store operations were primarily located within the United States. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(in thousands)	2025	2024	2025	2024
Classes of similar products:
Consumables	$8,824,584	$8,445,659	$26,281,183	$25,053,726
Seasonal	992,234	940,233	3,121,236	2,958,509
Home products	550,719	522,355	1,569,737	1,481,369
Apparel	281,913	275,181	841,010	814,206
Net sales	$10,649,450	$10,183,428	$31,813,166	$30,307,810

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

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(in thousands)	2025	2024	2025	2024
Net sales	$10,649,450	$10,183,428	$31,813,166	$30,307,810
Less:
Shrink included in cost of goods sold	141,279	226,400	463,968	704,052
Cost of goods sold, excluding shrink(b)	7,323,841	7,020,728	21,571,912	20,615,830
Interest expense, net	55,935	67,849	178,266	208,412
Income tax expense	87,259	59,424	333,115	277,420
Other segment items (a)(b)	2,758,479	2,612,498	8,179,894	7,568,060
Consolidated net income	$282,657	$196,529	$1,086,011	$934,036

(a) Other segment items include all remaining SG&A expenses and other (income) expense as disclosed in the consolidated statements of income which were not deemed individually significant for disclosure. These expense items include rent expense as disclosed in Note 4.

(b) Depreciation and amortization expense included in cost of goods sold, SG&A expenses and interest expense, net was approximately $266.3 million and $247.0 million for the 13-week periods ended October 31, 2025 and November 1, 2024, respectively and $776.0 million and $718.1 million for the 39-week periods ended October 31, 2025 and November 1, 2024, respectively.

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

During the 39-week periods ended October 31, 2025 and November 1, 2024, the Company repurchased no shares of its common stock in the open market.

The Company paid a cash dividend of $0.59 per share for each of the first three quarters of 2025. In December 2025, the Board declared a quarterly cash dividend of $0.59 per share, which is payable on or before January 20, 2026, to shareholders of record on January 6, 2026. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity, and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of October 31, 2025, the related consolidated statements of income, comprehensive income, and shareholders’ equity for the thirteen and thirty-nine week periods ended October 31, 2025 and November 1, 2024, and cash flows for the thirty-nine week periods ended October 31, 2025 and November 1, 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
December 4, 2025

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 20,901 stores located in 48 U.S. states and Mexico as of October 31, 2025, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices often at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) from our convenient small-box locations.

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

Uncertainty remains regarding the potential impact of tariffs on consumer behavior and our business. Tariff rates on both direct imports and domestic purchases did not materially impact our financial results for the first three quarters of 2025. Currently announced tariff rates, as well as any increases or expansions of tariff coverage affecting the products that we sell, could have a more significant impact on our business and on our customers’ budgets. However, the tariff environment remains dynamic, and the specific tariffs applicable to goods imported by us and our suppliers into the U.S. may continue to evolve. We continue to monitor developments and to evaluate and implement mitigation strategies to address the potential sales and margin impact of current and potential future tariffs, as well as to take various actions designed to minimize price increases for our customers. There can be no assurance we will be successful in our efforts, or that price increases will not adversely affect customer behavior.

Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. Our customers continue to feel constrained in the current macroeconomic environment and to experience elevated expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, energy and fuel prices, as well as cost inflation in frequently purchased household products (including food), which we expect will continue to pressure our customers’ spending overall and particularly in our non-consumables categories. The promotional environment in 2025 continues to be similar to that in 2024.

We remain committed to our long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus. These priorities include: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in the growth and development of our teams.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount. Historically, sales in our consumables category, which tend to have lower gross margins, have been the key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have been the key drivers of more profitable sales growth and average transaction amount. Our sales mix remains heavily weighted towards consumables, although we saw slight improvement in our year-to-date sales mix as of the third quarter as compared to the same period last year. Certain of our initiatives are intended to better optimize our sales mix; however, there can be no assurances that these efforts will be successful.

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

We continue to experience significant levels of inventory shrink and damages. However, we have made progress in reducing shrink for five consecutive quarters, and we began to see improvement in damages during the first three quarters of 2025. We continue to take actions designed to address shrink and damage levels.

We continue to implement and invest in certain strategic initiatives that we believe will help drive profitable sales growth with both new and existing customers and capture long-term growth opportunities. Such opportunities include providing our customers with a variety of shopping access points and even greater value and convenience by leveraging and developing digital tools and technology, such as our Dollar General app, which contains a variety of tools to enhance the shopping experience. We remain focused on enhancing both the in-store and digital shopping experience, while driving operational efficiency. Partnerships with third-party delivery services are available in the majority of our stores, providing added convenience and incremental sales. Additionally, in September 2024, we partnered with a third-party provider to fully execute a same-day home delivery offering through our DG app and website in select stores. We have significantly expanded this offering to additional stores throughout 2025. Furthermore, we believe these efforts will contribute to the continued growth of our DG Media Network, our platform that connects brand partners with our customers.

In 2025, we expanded our efforts to improve the performance and profitability of our mature stores through the rollout of an incremental remodel program, Project Elevate. This partial-remodel initiative is designed to refresh and optimize the merchandising in our stores, and in turn, enhance the shopping experience for our customers, while also potentially mitigating future repairs and maintenance expense. Project Elevate remodels are incremental to our full-remodel program, Project Renovate.

We also remain focused on capturing growth opportunities. In the third quarter of 2025, we opened a total of 196 new stores, remodeled 651 stores through Project Elevate and 524 stores through Project Renovate, relocated 8 stores and closed 41 stores. In 2025, we plan to open approximately 575 new stores (as well as up to 15 stores in Mexico), fully remodel approximately 2,000 stores through Project Renovate, partially remodel 2,250 stores through Project Elevate, and relocate approximately 45 stores, for a total of 4,885 real estate projects. In 2026, we plan to open approximately 450 new stores (as well as approximately 10 stores in Mexico), fully remodel approximately 2,000 stores through Project Renovate, with an additional 2,250 stores partially remodeled through Project Elevate, and relocate approximately 20 stores, for a total of 4,730 real estate projects.

pOpshelf is a unique retail concept focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods. In light of the softer discretionary sales environment, we previously converted certain pOpshelf stores to Dollar General stores, and do not believe opening new pOpshelf stores in 2025 or 2026 is a prudent use of capital. At the end of the third quarter of 2025, we operated 180 standalone pOpshelf stores. We continue to take focused actions designed to improve the performance of pOpshelf stores, although there can be no assurances that our efforts will be successful.

We expect store format innovation to allow us to capture additional growth opportunities as we continue to utilize the most productive of our various Dollar General store formats based on the specific market opportunity. In 2025 and 2026 we expect the significant majority of the new stores to be in one of our 8,500 square foot formats. These formats allow for expanded high-capacity-cooler counts, an extended queue line, and a broader product assortment, including an enhanced non-consumable offering, a larger health and beauty section, and produce in select stores.

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

We believe ongoing inflationary pressures could continue to affect our vendors and customers and our operating results. Both inflation and higher interest rates have significantly increased new store opening costs and occupancy costs in recent years, and while we continue to have strong new store returns and plan to grow our store base significantly in 2025 and 2026, these increased costs have negatively impacted our projected new store returns and influenced our new store growth plans.

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

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2025	2024	2025	2024
Same-store sales	2.5%	1.3%	2.6%	1.4%

Average sales per square foot is calculated based on total sales for the preceding four quarters as of the ending date of the reporting period divided by the average selling square footage as of the end of the most recent five quarters.

	October 31,	November 1,
	2025	2024
Average sales per square foot	$267	$263

Inventory turnover is calculated based on total cost of goods sold for the preceding four quarters as of the ending date of the reporting period divided by the average inventory balance as of the end of the most recent five quarters.

	October 31,	November 1,
	2025	2024
Inventory turnover	4.4	4.0

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2025 and 2024, which represent the 52-week fiscal years ending or ended January 30, 2026 and January 31, 2025, respectively. References to the third quarter accounting periods for 2025 and 2024 contained herein refer to the 13-week accounting periods ended October 31, 2025 and November 1, 2024, respectively.

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

The following tables contain results of operations data for the third 13-week periods and the 39-week periods of 2025 and 2024, and the dollar and percentage variances among those periods. Basis point amounts referred to below are equal to 0.01% as a percentage of net sales:

	13 Weeks Ended			39 Weeks Ended
(amounts in millions, except	October 31,	November 1,	%	October 31,	November 1,	%
per share amounts)	2025	2024	Change	2025	2024	Change
Net sales	$10,649.5	$10,183.4	4.6%	$31,813.2	$30,307.8	5.0%
Cost of goods sold	7,465.1	7,247.1	3.0	22,035.9	21,319.9	3.4
Gross profit	3,184.3	2,936.3	8.4	9,777.3	8,987.9	8.8
Selling, general and administrative expenses	2,758.5	2,612.5	5.6	8,179.9	7,568.1	8.1
Operating profit	425.9	323.8	31.5	1,597.4	1,419.9	12.5
Interest expense, net	55.9	67.8	(17.6)	178.3	208.4	(14.5)
Income before income taxes	369.9	256.0	44.5	1,419.1	1,211.5	17.1
Income tax expense	87.3	59.4	46.8	333.1	277.4	20.1
Net income	$282.7	$196.5	43.8%	$1,086.0	$934.0	16.3%
Diluted earnings per share	$1.28	$0.89	43.8%	$4.92	$4.24	16.0%

	13 Weeks Ended			39 Weeks Ended
	October 31,	November 1,	Basis Point	October 31,	November 1,	Basis Point
(Percent of Net Sales)	2025	2024	Change	2025	2024	Change
Net sales	100.00%	100.00%		100.00%	100.00%
Cost of goods sold	70.10	71.17	(107)	69.27	70.34	(108)
Gross profit	29.90	28.83	107	30.73	29.66	108
Selling, general and administrative expenses	25.90	25.65	25	25.71	24.97	74
Operating profit	4.00	3.18	82	5.02	4.68	34
Interest expense, net	0.53	0.67	(14)	0.56	0.69	(13)
Income before income taxes	3.47	2.51	96	4.46	4.00	46
Income tax expense	0.82	0.58	24	1.05	0.92	13
Net income	2.65%	1.93%	72	3.41%	3.08%	33

13 WEEKS ENDED OCTOBER 31, 2025 AND NOVEMBER 1, 2024

Net Sales. For the 2025 period, net sales increased 4.6% to $10.65 billion. The net sales increase in the 2025 period was primarily due to sales from new stores and a same-store sales increase of 2.5% compared to the 2024 period, partially offset by the impact of store closures. The increase in same-store sales reflects a 2.5% increase in customer traffic and a flat average transaction amount. The change in the average transaction amount was driven by an increase in average retail prices offset by a decrease in items per transaction. Same-store sales increased in the consumables, seasonal, home products and apparel categories. For the 2025 period, there were 20,095 same-stores, which accounted for sales of $10.32 billion.

The amount of net sales represented by each of our product categories for the 13 weeks ended October 31, 2025, and November 1, 2024, as well as the percentage change between such periods, were as follows:

	13 Weeks Ended
	October 31,	November 1,	%
(amounts in millions)	2025	2024	Change
Net sales by category:
Consumables	$8,824.6	$8,445.7	4.5%
Seasonal	992.2	940.2	5.5
Home products	550.7	522.4	5.4
Apparel	281.9	275.2	2.4
Net sales	$10,649.5	$10,183.4	4.6%

The percentage of net sales represented by each of our product categories for the 13 weeks ended October 31, 2025, and November 1, 2024, were as follows:

	13 Weeks Ended
	October 31,	November 1,
	2025	2024
Net sales by category:
Consumables	82.86%	82.94%
Seasonal	9.32	9.23
Home products	5.17	5.13
Apparel	2.65	2.70
Net sales	100.00%	100.00%

Gross Profit. For the 2025 period, gross profit increased by 8.4%, and as a percentage of net sales increased by 107 basis points to 29.9%, compared to the 2024 period. The increase in the gross profit rate was driven primarily by higher inventory markups and lower shrink, partially offset by an increased LIFO provision.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 25.9% as a percentage of net sales in the 2025 period compared to 25.7% in the comparable 2024 period, an increase of 25 basis points. The primary expenses that were a higher percentage of net sales in the current year period were incentive compensation, repairs and maintenance and utilities, partially offset by a decrease in hurricane-related costs.

Interest Expense, net. Interest expense, net decreased by $11.9 million to $55.9 million in the 2025 period primarily due to lower average outstanding borrowings.

Income Taxes. The effective income tax rate for the 2025 period was 23.6% compared to a rate of 23.2% for the 2024 period. The tax rate for the 2025 period was higher than the comparable 2024 period primarily due to the enactment of Pillar Two minimum tax in a certain jurisdiction.

39 WEEKS ENDED OCTOBER 31, 2025 AND NOVEMBER 1, 2024

Net Sales. For the 2025 period, net sales increased 5.0% to $31.81 billion. The net sales increase in the 2025 period was primarily due to sales from new stores and a same-store sales increase of 2.6% compared to the 2024 period, partially offset by the impact of store closures. The increase in same-store sales reflects a 1.3% increase in customer traffic and a 1.3% increase in average transaction amount. The increase in average transaction amount was driven by higher average retail prices and an increase in items per transaction. Same-store sales increased in the consumables, seasonal, home products and apparel categories. For the 2025 period, there were 20,095 same-stores which accounted for sales of $30.69 billion.

The amount of net sales represented by each of our product categories for the 39 weeks ended October 31, 2025, and November 1, 2024, as well as the percentage change between such periods, were as follows:

	39 Weeks Ended
	October 31,	November 1,	%
(amounts in millions)	2025	2024	Change
Net sales by category:
Consumables	$26,281.2	$25,053.7	4.9%
Seasonal	3,121.2	2,958.5	5.5
Home products	1,569.7	1,481.4	6.0
Apparel	841.0	814.2	3.3
Net sales	$31,813.2	$30,307.8	5.0%

The percentage of net sales represented by each of our product categories for the 39 weeks ended October 31, 2025, and November 1, 2024, were as follows:

	39 Weeks Ended
	October 31,	November 1,
	2025	2024
Net sales by category:
Consumables	82.62%	82.66%
Seasonal	9.81	9.76
Home products	4.93	4.89
Apparel	2.64	2.69
Net sales	100.0%	100.0%

Gross Profit. For the 2025 period, gross profit increased by 8.8%, and as a percentage of net sales increased by 108 basis points to 30.7%, compared to the 2024 period. The increase in the gross profit rate was driven primarily by lower shrink and higher inventory markups, partially offset by an increased LIFO provision.

Selling, General & Administrative Expenses. SG&A was 25.7% as a percentage of net sales in the 2025 period compared to 25.0% in the comparable 2024 period, an increase of 74 basis points. The primary expenses that were a higher percentage of net sales in the current year period were incentive compensation and repairs and maintenance, partially offset by a decrease in hurricane-related costs.

Interest Expense, net. Interest expense, net decreased by $30.1 million to $178.3 million in the 2025 period primarily due to lower average outstanding borrowings.

Income Taxes. The effective income tax rate for the 2025 period was 23.5% compared to a rate of 22.9% for the 2024 period. The tax rate for the 2025 period was higher than the comparable 2024 period primarily due to the enactment of Pillar Two minimum tax in a certain jurisdiction.

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

In April 2025, we redeemed the $500.0 million aggregate principal amount of outstanding 4.15% senior notes due November 2025. In September 2025, we redeemed the $600.0 million aggregate principal amount of the outstanding 3.875% senior notes due April 2027. In addition, we have provided notice to the trustee of our $550.0 million aggregate principal amount of outstanding 4.625% due November 2027, that we intend to redeem the entire principal amount of such notes in the fourth quarter. We expect to use cash on hand for this redemption.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 45% of our total assets, exclusive of operating lease assets, goodwill and other intangible assets, as of October 31, 2025. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year, as discussed below. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Rating Agency	Senior unsecured debt rating	Commercial paper rating	Outlook
Moody’s	Baa3	P-3	Stable outlook
Standard & Poor’s	BBB	A-2	Stable outlook

Changes in Cash Flows

Unless otherwise noted, all references to the 2025 and 2024 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 39-week periods ended October 31, 2025 and November 1, 2024, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $2.8 billion in the 2025 period, which represents a $623.7 million increase compared to the 2024 period. Net income increased $152.0 million in the 2025 period compared to the 2024 period. Changes in merchandise inventories resulted in a $92.7 million decrease in the 2025 period as compared to a decrease of $147.5 million in the 2024 period as further discussed below. Changes in other noncash losses resulted in a $153.8 million increase in the 2025 period compared to a $50.4 million increase in the 2024 period, primarily due to an increase in the LIFO provision. Changes in accrued expenses resulted in a $290.0 million increase in the 2025 period compared to a $137.9 million increase in the 2024 period, due primarily to the timing of accruals and payments for incentive compensation and interest. Changes in accounts payable resulted in a $472.8 million increase in the 2025 period compared to a $494.8 million increase in the 2024 period, due primarily to the timing of inventory receipts and related payments. Changes in income taxes in the 2025 period compared to the 2024 period are primarily due to the amount of income tax accrued and timing of payments.

On an ongoing basis, we closely monitor and manage our inventory balances, which may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Total merchandise inventories decreased 1% in the 2025 period compared to an increase of 2% in the 2024 period. Percent changes in our four inventory categories for the 2025 period compared to the 2024 period were as follows:

	39 Weeks Ended
	October 31,	November 1,
Increase (decrease)	2025	2024
Consumables	—%	1%
Seasonal	(4)	3
Home products	(3)	3
Apparel	8	7

On a per store basis, inventories at October 31, 2025, decreased by 8.2% compared to the balances at November 1, 2024.

Cash flows from investing activities. Significant components of property and equipment purchases included the following approximate amounts:

	39 Weeks Ended
	October 31,	November 1,
(amounts in millions, except store count amounts)	2025	2024
Existing stores improvements, upgrades, remodels, and relocations	$540.9	$451.1
Distribution and transportation-related capital expenditures	192.3	287.8
New stores primarily for leasehold improvements, fixtures and equipment	210.5	258.8
Information systems upgrades and technology-related projects	48.1	31.0
Other	15.7	8.4
Total purchases of property and equipment	$1,007.5	$1,037.1

Store Counts
New stores	556	617
Remodeled or relocated (a)	3,769	1,448

(a) Remodeled store counts include 1,675 stores through Project Renovate and 2,048 stores through Project Elevate.

The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period.

We now expect capital spending to be towards the low end of our previously stated range of $1.3 billion to $1.4 billion. We anticipate funding 2025 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth and development of new stores and the remodel or relocation of existing stores, including remodeling stores through Project Renovate and Project Elevate. Capital expenditures in 2025 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives for existing distribution center facilities and replacement of certain transportation related assets; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. During the 2025 period, we had repayments of long-term obligations of $1.1 billion. During the 2025 and 2024 periods, we paid cash dividends of $389.6 million and $389.2 million, respectively.

Share Repurchase Program

As of October 31, 2025, our common stock repurchase program had a total remaining authorization of approximately $1.38 billion. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. To preserve our investment grade credit rating and maintain financial flexibility, we did not repurchase any shares under this program in the first three quarters of 2025 and do not plan to repurchase shares during the remainder of the year. The repurchase authorization has no expiration date, and future repurchases will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. The repurchase program may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the unaudited consolidated financial statements contained in Part I, Item 1 of this report.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.OTHER INFORMATION.

Insider Trading Arrangements. During our fiscal quarter ended October 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

10.1

Form of Performance Share Unit Award Agreement between Dollar General Corporation and Donny H. Lau for fiscal year 2025 new hire award (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2025, filed with the SEC on August 28, 2025 (file no. 001-11421))

10.2

Form of Restricted Stock Unit Award Agreement between Dollar General Corporation and Donny H. Lau for fiscal year 2025 special inducement award (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2025, filed with the SEC on August 28, 2025 (file no. 001-11421))

10.3

Amendment to Employment Agreement, by and between Dollar General Corporation and Emily C. Taylor, effective November 16, 2025 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Current Report on Form 8-K dated November 12, 2025, filed with the SEC on November 13, 2025 (file no. 001-11421))

10.4

Amendment to Employment Agreement, by and between Dollar General Corporation and Steven R. Deckard, effective November 12, 2025 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Current Report on Form 8-K/A dated November 12, 2025, filed with the SEC on November 17, 2025 (file no. 001-11421))

10.5	Amended Schedule of Executive Officers who have executed an employment agreement in the form of Executive Vice President Employment Agreement
10.6	Summary of Non-Employee Director Compensation effective January 31, 2026
10.7	Dollar General Corporation Executive Relocation Policy, as amended (effective December 2, 2025)
15	Letter re unaudited interim financial information
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350
101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2025 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	December 4, 2025	By:	/s/ Donny H. Lau
Donny H. Lau Executive Vice President & Chief Financial Officer