Form 10-K
period 2026-01-30
DOLLAR GENERAL CORP
filed 2026-03-20
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 30, 2026, or

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

The aggregate market value of the registrant’s common stock outstanding and held by non-affiliates as of August 1, 2025 was $21.1 billion calculated using the closing market price of the registrant’s common stock as reported on the NYSE on such date ($108.53). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

The registrant had 220,226,320 shares of common stock outstanding as of March 18, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 28, 2026.

INTRODUCTION

General

This report contains references to years 2026, 2025, 2024, and 2023, which represent fiscal years ending or ended January 29, 2027, January 30, 2026, January 31, 2025 and February 2, 2024, respectively. Our fiscal year ends on the Friday closest to January 31. Each of the years listed consists of 52 weeks. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

Solely for convenience, our trademarks and tradenames may appear in this report without the ® or TM symbol which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these trademarks and tradenames.

Cautionary Disclosure Regarding Forward-Looking Statements

We include “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act, throughout this report, particularly under the headings “Business” included in Part I, Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7, and “Note 7. Commitments and Contingencies” included in Part II, Item 8, among others. You can identify these statements because they are not limited to historical fact or they use words such as “accelerate,” “aim,” “anticipate,” “assume,” “believe,” “can,” “committed,” “continue,” “could,” “drive,” “estimate,” “expect,” “focused on,” “forecast,” “future,” “goal,” “intend,” “likely,” “long-term,” “may,” “objective,” “ongoing,” “opportunity,” “outlook,” “over time,” “plan,” “position,” “potential,” “predict,” “project,” “prospect,” “scheduled,” “seek,” “should,” “strive,” “subject to,” “uncertain,” “will” or “would” and similar expressions that concern our strategies, plans, initiatives, intentions, outlook or beliefs about future occurrences or results. For example, all statements relating to, among others, the following are forward-looking statements:

●	our projections and expectations regarding expenditures, costs, cash flows, results of operations, financial condition and liquidity;
●	our expectations regarding economic and competitive market conditions;
●	our plans, objectives, and expectations regarding future operations, growth, investments and initiatives, including but not limited to our real estate, store growth and international expansion plans, store remodels, store formats or concepts, shrink and damages reduction actions, inventory reduction efforts, and anticipated progress and impact of our strategic initiatives (including but not limited to our digital initiatives and related delivery component, DG Media Network, and pOpshelf) and our merchandising, margin enhancing, distribution/transportation efficiency, store manager turnover reduction and other initiatives;
●	expectations regarding sales and mix of consumable and non-consumable products, customer traffic, basket size, shrink, damages and inventory levels;
●	expectations regarding tariff, inflationary and labor pressures;
●	expectations regarding cash dividends and stock repurchases;
●	anticipated borrowing under our credit agreement and our commercial paper program;
●	potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including without limitation potential further federal, state and/or local minimum wage increases or changes to salary levels, as well as changes to certain government policies and assistance programs, such as Supplemental Nutrition Assistance Program (“SNAP”) benefits, unemployment benefits, and economic stimulus payments; and
●	expected outcome or effect of pending or threatened legal disputes, governmental actions, litigation or audits.

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

PART I

ITEM 1. BUSINESS

General

We are the largest discount retailer in the United States by number of stores, with 20,959 stores located in 48 U.S. states and Mexico as of February 27, 2026, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. Our first stores in Mexico opened in 2023. We offer a broad selection of merchandise, including consumable items, seasonal items, home products and apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

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

●	Convenient Locations. Our stores are conveniently located in a variety of rural, suburban and urban communities. We seek to locate our stores in close proximity to our customers, which helps drive customer loyalty and trip frequency and makes us an attractive alternative to large discount and large-box retail and grocery stores.

●	Time-Saving Shopping Experience. We strive to provide customers with a highly convenient, easy to navigate shopping experience. Our small-box stores are designed to make it easier to get in and out quickly, and our digital tools, including our home delivery offerings, help drive even greater convenience and additional access points. Our product offering includes most necessities, such as basic packaged and refrigerated or frozen food products, dairy products, cleaning supplies, paper products, health and beauty care items, greeting cards and other stationery items, housewares, hardware, automotive supplies and basic apparel, among others. Our convenient hours and broad merchandise offering allow our customers to fulfill their requirements for basic goods and minimize their need to shop elsewhere.

Substantial Growth Opportunities. We believe we have substantial long-term growth potential in the U.S., and we have identified significant opportunities to add new Dollar General stores in both existing and new markets. In addition, we have opportunities to relocate, remodel or convert locations within our existing store base to better serve our customers. Our attractive store economics, including a relatively low initial investment and simple, low-cost operating approach, and our variety of store formats have allowed us to grow our store base to current levels and provide us significant opportunities to continue our profitable store growth strategy. In 2020 we launched pOpshelf, our unique small-box retail concept that focuses primarily on non-consumables. Beginning in 2025, we paused new pOpshelf store expansion while we evaluate and evolve its go-forward strategy and performance. We have also identified international expansion, with an initial focus on Mexico, as an opportunity for growth. We opened our first Mi Súper Dollar General stores in Mexico in 2023, in which we have further expanded in each subsequent year, and believe there is additional growth potential in Mexico in the years ahead.

Our Merchandise

We offer a focused assortment of everyday necessities, which we believe helps to drive frequent customer visits, as well as key items in a broad range of general merchandise categories. Our product assortment provides the opportunity for our customers to address most of their basic shopping needs with one trip. We offer a wide selection of nationally advertised brands from leading manufacturers. Additionally, our private brand products offer even greater value with options to purchase both products that are of comparable quality to national brands as well as opening price point items, each often at substantial discounts to the national brands.

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

The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2025	2024	2023
Consumables	82.0%	82.2%	81.0%
Seasonal	10.1%	10.0%	10.6%
Home products	5.2%	5.1%	5.6%
Apparel	2.7%	2.7%	2.8%

Our seasonal and home products categories typically account for the highest gross profit margins, and the consumables category typically accounts for the lowest gross profit margin.

The Dollar General Store

The typical Dollar General store staff generally includes a store manager, one or more assistant store managers, and four or more sales associates, with staffing levels varying based on store volume and operating hours. Our stores generally feature a low-cost, no frills building with limited capital requirements, a low operating cost approach, and a focused merchandise offering within a broad range of categories, allowing us to deliver competitive retail prices while generating strong cash flows and capital investment returns. Our stores currently average approximately 7,500 square feet of selling space, and approximately 80% of our stores are located in towns of 20,000 or fewer people. Our primary new store format currently averages selling space of approximately 8,500 square feet. We generally have had good success in locating suitable store sites in the past, and we believe that there is ample opportunity for new store growth in existing and new markets. In addition, we believe we have significant opportunities available for our relocation and remodel programs. In 2025, we expanded our remodel efforts with the rollout of Project Elevate, an incremental remodel program to our full-remodel program, Project Renovate, designed to refresh store layouts and optimize merchandising.

Our store growth over the past three years is summarized in the following table:

	Stores at			Net
	Beginning	Stores	Stores	Store	Stores at
Year	of Year	Opened	Closed	Increase	End of Year
2023	19,104	987	105	882	19,986
2024	19,986	725	117	608	20,594
2025	20,594	589	290	299	20,893

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

Our Suppliers

We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise. Despite our broad offering, we maintain a relatively limited number of items per category, which supports our low average cost. Our two largest suppliers accounted for approximately 11% and 8%, respectively, of our purchases in 2025. Our private brands come from a wide variety of suppliers. We directly imported approximately 4% of our purchases at cost in 2025.

Distribution and Transportation

Our stores are currently supported by distribution centers located strategically throughout our geographic footprint. In addition to our traditional distribution centers, we operate multiple temperature-controlled distribution facilities in support of our self-distribution of frozen and refrigerated goods, such as dairy, deli and frozen products. We lease additional temporary warehouse space as necessary to support our distribution needs. We regularly analyze and rebalance the distribution network with a goal of ensuring that it remains efficient and provides the service levels our stores require. See “—Properties” below for additional information pertaining to our distribution centers.

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

Our Competition

We operate in the basic discount consumer goods market, which is highly competitive with respect to price, customers, store location, merchandise quality, assortment and presentation, service offerings, in-stock consistency, customer service, promotional activity, employees, and market share. We compete with discount stores and, to varying degrees, other retailers, including mass merchandise, convenience, variety, drug, grocery, warehouse club, online and certain specialty stores. Our primary direct competitors are Walmart, Family Dollar and Dollar Tree. These and other retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. Certain of our competitors have greater financial, distribution, marketing and other resources than we do and may be able to secure better arrangements from suppliers than we can. Competition is intense and we believe it will continue to be so, with certain competitors reducing their store locations while others move into or increase their presence in our geographic and product markets and increase the availability of mobile, web-based and other digital technology to facilitate a more convenient and competitive online and in-store customer shopping experience.

We believe that we differentiate ourselves from other forms of retailing by offering competitive prices in a convenient, small-store format, and by operating our stores in close proximity to our customers, with approximately 75% of the U.S. population located within five miles of a Dollar General store. We are able to maintain competitive prices due in part to our low-cost operating approach and the relatively limited assortment of products offered. Purchasing large volumes of merchandise within our focused assortment in each merchandise category allows us to keep our average product costs low, contributing to our ability to offer competitive everyday prices to our customers. See “Item 1A. Risk Factors” for further discussion of our competitive situation.

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

Human Capital Resources

At Dollar General, a foundational element in how we operate is exemplified in our fourth operating priority – Investing in the growth and development of our teams. Building on our core value of respecting the dignity and differences of others, our goal is to create a work environment where each employee is encouraged and empowered to bring their unique perspective and voice to work each day. Based on a talent philosophy of “Attract, Develop, and Retain”, whether an individual works in a store, a distribution center, our private fleet, our store support center or our international offices, over the last 85+ years, we have helped millions of individuals start and progress in their careers, providing employees with numerous opportunities to gain new skills and develop their talents, supported by our award-winning training and development programs.

Attract

We seek to provide market competitive compensation and benefits packages that attract talent to the organization and then retain and incent employees for performance. Although eligibility for and the level of benefits vary depending on the employee’s full-time or part-time status, compensation level, date of hire, and/or length of service, the broad range of benefits we provide or make available may include: medical, prescription, telemedicine, dental and vision plans; flexible spending accounts; disability insurance; 401(k) plan; paid vacation; employee assistance programs with access to legal assistance and counseling; healthy lifestyle and disease management programs; education assistance benefits; parental leave; adoption assistance; service award recognition; and a broad range of discounts for other products and services. To help measure the success of our overall employee compensation and benefits programs, and our ability to attract qualified employees, we monitor employee applicant flow and staffing levels across the organization, as well as employee turnover, particularly at the store manager level. In addition, we conduct regular employee surveys to assess engagement and identify opportunities for improvement.

Develop

As a testament to our employee development efforts, we were inducted into Training magazine’s Hall of Fame, following two consecutive years as the magazine’s top training and development program and rounding out 10 consecutive years among its Top 100 list. In 2025, we estimate we invested over four million training hours in our employees to promote their education and development.

We enhance our development programs each year based on the current needs of our employees and the business. We offer a variety of differentiated programs, including mentorship, cohorts, and experiential opportunities to ensure there is a path of development for all employees.

Our internal placement rate helps us measure the success of our development programs. As of February 27, 2026, we employed approximately 194,000 full-time and part-time employees, including divisional and regional managers, district managers, store managers, other store employees, and distribution center, fleet and administrative employees. As of the end of 2025, more than 70% of store managers and thousands of additional employees, including the majority of our senior leadership, have been placed from within our organization.

Retain

We strive to create an environment where our employees feel respected, safe, empowered, and valued. We regularly monitor retention and engagement levels across the organization through a variety of means, working to understand what is important to our employees and how we can best continue to meet their evolving needs.

Compliance with Governmental Regulations

Our operations are subject to the applicable federal, state, local and foreign laws, rules, and regulations of the jurisdictions in which we operate or conduct business, which relate to, among other things, the sale of products, including without limitation, product and food safety, marketing and labeling; information security and privacy; labor and employment; employee wages, salary levels and benefits; health and safety; licensing; real property; public accommodations; bribery, money-laundering and anti-corruption; financial reporting and disclosure, including disclosures related to environmental, social and governance matters; pricing; antitrust and fair competition; distribution; transportation; imports and customs; intellectual property; taxes; climate change and environmental compliance.

We routinely incur significant compliance-related costs, both direct and indirect, including those related to store standards and labor, including wages, benefits and staffing. Although we may incur additional material compliance-related costs in the future, to date, other than the expenses related to the items listed above, compliance with these laws, rules and regulations has not had a material effect on our capital expenditures, earnings or competitive position. Many of our entry-level store employees are paid at rates in line with the applicable state minimum wage, and consequently, in certain situations, increases to such wage rates have increased our labor costs. If federal, state and/or local minimum wage rates/salary levels were to further increase significantly and/or rapidly, compliance with such increases could adversely affect our earnings. Additionally, if significant changes in the federal, state or foreign corporate tax rates or laws occur in the future, such change could adversely affect our overall effective tax rate and earnings. See “Item 1A. Risk Factors” for additional information regarding government regulations that could impact our business.

Available Information

Our Internet website address is www.dollargeneral.com. The information on our website is not incorporated by reference into, and is not a part of, this Form 10-K. We make available on or through this website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission (the “SEC”). The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as Dollar General, that file electronically with the SEC. The address of that website is http://www.sec.gov.

ITEM 1A. RISK FACTORS

Investment in our Company involves risks. You should carefully consider the risks described below together with all other information included or incorporated in this report and other filings that we make from time to time with the SEC, including but not limited to our consolidated financial statements and accompanying notes and the information included under the headings “Business” included in Part I, Item 1, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or liquidity. However, the risks that we face are not limited to those described below and those set forth in our SEC filings. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether such factors have occurred in the past or their likelihood of occurring in the future. Our business, financial condition, results of operations or liquidity could also be adversely affected by additional factors that apply to all companies generally or by risks not currently known to us or that we currently view to be immaterial. We can provide no assurance and make no representation that our risk mitigation efforts, although we believe they are reasonable, will be successful.

Business, Strategic and Competitive Risks

Economic factors may reduce our customers’ confidence and spending, impair our ability to execute our strategies and initiatives, and increase our costs and expenses, which could result in materially decreased sales and/or profitability.

Many of our customers have fixed or low incomes and limited discretionary spending dollars. Any factor that could adversely affect their disposable income could decrease our customers’ confidence and spending or cause them to shift their spending to our lower margin product choices, which could result in materially decreased sales and/or profitability. Factors that could reduce, and in many cases have reduced, our customers’ disposable income include but are not limited to high unemployment or underemployment levels or decline in real wages; inflation; pandemics; higher fuel and energy costs (including those related to the conflict in the Middle East); healthcare, housing and product costs; higher interest rates, consumer debt levels, and tax rates; lack of available credit; tax law changes that negatively affect credits and refunds; and decreases in, or elimination of, government assistance programs or subsidies such as unemployment and food/nutrition assistance programs (for example, changes to the work requirement minimum standards for qualification enacted in 2025, and beginning in January 2026, certain states’ exclusion of historically covered product categories), student loan repayment forgiveness, health insurance subsidies, and economic stimulus payments.

Many of the economic factors listed above, as well as commodity rates; transportation, lease and insurance costs; wage rates (including the possibility of increased federal and further increased state and/or local minimum wage rates); foreign exchange rate fluctuations; measures that create barriers to or increase the costs of international trade (including, if we are not able to mitigate them, sustained higher import duties or tariffs on both the products that we sell and those that we use in our business); changes in applicable laws and regulations (including tax laws related to the corporate tax rate and the expiration of the Work Opportunity Tax Credit (“WOTC”)); and other economic factors, also could impair our ability to successfully execute our strategies and initiatives, as well as increase our cost of goods sold and selling, general and administrative expenses (including real estate and building costs), and may have other adverse consequences that we are unable to fully anticipate or control, all of which may materially decrease our sales or profitability.

While accelerating levels of inflation in the United States have moderated since 2023, inflation remains elevated in certain areas, including food. If food inflation (and in particular, “food at home,” which moderately accelerated in 2025) rapidly accelerates again, we may not be able to adjust prices sufficiently to offset the effect without negatively impacting customer demand or our overall gross margin. Additionally, to the extent that these inflationary pressures result in a recessionary environment, we may experience material adverse effects on our business, results of operations and cash flows. For more information, see the “Executive Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

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

The success of our merchandising initiatives, particularly those related to non-consumable products (including pOpshelf) and efforts to increase sales of higher margin products within the consumables category, further depends in part upon our ability to accurately predict the products that our customers will demand and to accurately identify and timely respond to evolving trends in consumer preferences and demographic mixes in our markets. If we are unable to select and timely obtain products that are attractive to customers and at costs that allow us to sell them at an acceptable profit, or to effectively market such products, it could result in materially decreased sales and profitability. While we saw slight improvement in our sales mix in 2025 as compared to the prior year, our sales mix remains heavily weighted towards consumables, and there is no guarantee that these initiatives will continue to improve our sales mix. Additionally, factors negatively affecting our customers’ disposable income and consumer sentiment, such as the economic factors discussed above, can have a larger negative impact on non-consumables sales results than consumables sales results and on our pOpshelf concept.

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

The retail business is highly competitive with respect to price, customers, store location, merchandise quality, product assortment and presentation, service offerings, product sourcing and supply chain capacity, in-stock consistency, customer service, ease of shopping experience (including but not limited to various modes of shopping, including online alternatives and delivery), promotional activity, employees, and market share. We compete with discount stores and, to varying degrees, other retailers, including mass merchandise, convenience, variety, drug, grocery, warehouse club, online retailers, and certain specialty stores. To maintain our competitive position, we may be required to lower prices, either temporarily or permanently, and may have limited ability to increase prices in response to increased costs, resulting in lower margins and reduced profitability. Certain of our competitors have greater financial, distribution, marketing and other resources, and may be able to secure better arrangements with suppliers, than we. Furthermore, if our competitors or third parties incorporate artificial intelligence into their businesses more quickly or more successfully than us, it could impair our ability to compete effectively and adversely affect our results of operations, or if our use of artificial intelligence is inaccurate or ineffective, our competitive position could be adversely affected.

Competition is intense, and is expected to continue to be so, with certain competitors reducing their store locations while others enter or increase their presence in our geographic and product markets (including through the expansion of availability of delivery services) and expand availability of mobile, web-based and other digital technologies to facilitate a more convenient and competitive online and in-store shopping experience. We currently do not offer traditional online shopping to a significant degree and have seen a greater willingness of our customers to adopt online shopping generally. In addition, if our competitors or others were to enter our industry sector in a significant way, including through alliances or other business combinations, it could significantly alter the competitive dynamics of the retail marketplace and result in competitors with greatly improved competitive positions, which could materially affect our financial performance. Our ability to effectively compete will depend substantially upon our continued ability to develop and execute compelling and cost-effective strategies and initiatives. If we fail to anticipate or respond effectively to competitive pressures, industry changes and customer preferences and shopping habits, it could materially affect our results of operations and financial condition.

Operational Risks

If we cannot timely and cost-effectively execute our real estate projects and timely meet our financial expectations, or if we do not anticipate or successfully address the challenges imposed by our expansion, including into new countries or domestic markets, states, or urban or suburban areas, it could materially impede our planned future growth and our profitability.

Delays in or failure to complete a significant portion of our real estate projects, or failure to meet our financial expectations for these projects, could materially and adversely affect our growth and our profitability. Our ability to timely and profitably open, relocate and remodel stores and expand into additional market areas is a key component of our planned future growth and may depend in part on: the availability of suitable store locations and capital funding; the absence of entitlement process, permitting or occupancy delays, including zoning restrictions and moratoria on small box discount retail development such as those passed by certain local governments in areas where we operate or seek to operate; supply chain volatility resulting in delivery delays, and in some cases, lack of availability of store equipment, building materials, and store merchandise for resale; the ability to negotiate acceptable lease and development terms (for example, interest rates, real estate development requirements and cost of building materials and labor), to cost-effectively hire and train qualified new personnel, especially store managers, and to identify and accurately assess sufficient customer demand; and general economic conditions. While we continued to experience certain of these factors at historically heightened levels in 2025, to date, they have not materially impaired our ability to complete our planned real estate projects or growth, and thus, have not had a material adverse effect on our financial performance. However, if the levels which we have experienced escalate or remain elevated for an extended period of time, we expect that they could have a material adverse effect on our ability to complete our future planned real estate projects or growth, and in turn, a material adverse effect on our financial performance. Despite inflation moderation and some recent declines in interest rates, both inflation and interest rates remain at elevated levels, which significantly increases our new store opening costs and occupancy costs, pressuring new store returns and influencing our new store growth plans.

We also may not anticipate or successfully address all of the challenges imposed by the expansion of our operations (including our pOpshelf and Mi Super Dollar General store concepts), including into new countries or domestic markets, states or urban or suburban areas where we have limited or no meaningful experience or brand recognition. Those areas may have different regulatory environments, competitive and market conditions, consumer tastes and discretionary spending patterns than our existing markets, as well as higher cost of entry and operating costs. These factors and other factors not currently contemplated may cause our new stores to be less profitable than stores in our existing markets, which could slow future growth in these areas or cause one or more of our concepts to be unsuccessful. In addition, many new stores will be located in areas where we have existing stores, which inadvertently may temporarily or permanently divert a larger than anticipated number of customers and sales from our existing stores, thereby adversely affecting our overall financial performance. In the first quarter of 2025, we closed 45 pOpshelf stores and converted an additional six to Dollar General stores, as well as incurred significant impairment charges, the majority of which relate to the pOpshelf stores. Although we took focused action in 2025 to improve the performance of pOpshelf stores and will continue to do so in 2026, there can be no assurances that our efforts will be successful.

Inventory shrinkage and damages may negatively affect our results of operations and financial condition.

We experience significant inventory shrinkage and damages. Although some level of inventory shrinkage and damages is an unavoidable cost of doing business, higher rates of inventory shrinkage and damages or increased security measures or other costs to combat inventory theft could adversely affect our results of operations and financial condition. In addition, sustained high rates of inventory shrink at certain stores have historically contributed, and inventory shrink and/or damages may contribute, to the closure of certain stores and the impairment of long-term assets in the future. There can be no assurance that we will be successful in our efforts to contain or reduce inventory shrinkage and damages.

Our cash flows from operations, profitability and financial condition may be negatively affected if we are not successful in managing our inventory balances.

Our inventory balance represented approximately 44% of our total assets exclusive of goodwill, operating lease assets, and other intangible assets as of January 30, 2026. Efficient inventory management is a key component of our business success and profitability. We must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase such that the costs to store and hold the goods unduly impacts our financial results, increases the risk of inventory shrinkage or damages or impacts store standards. If we do not accurately predict customer trends, spending levels, or price sensitivity, we may have to take unanticipated or greater-than-anticipated markdowns to dispose of the excess inventory, which also can adversely affect our financial results. We continue to focus on ways to reduce these risks and ensure the right products are on the shelves for our customers, but we cannot make assurances that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations and financial condition may be negatively affected.

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

Because we accept debit and credit cards for payment, we are subject to industry data protection standards and protocols, such as the Payment Card Industry Data Security Standards, issued by the Payment Card Industry Security Standards Council. Nonetheless, we or our applicable payment processing partner(s), may be vulnerable to, and unable to detect and appropriately respond to, cardholder data security breaches and data loss, including successful attacks on applications, systems, or networks. Further, we pay interchange and other processing fees related to our acceptance of debit and credit card payments, and these fee amounts could continue to increase over time, as a result of customers shifting their payments from cash to credit/debit card and/or our fee rates rising, thereby raising our operating costs.

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

We depend on a variety of information technology systems, including systems owned and managed by third-party vendors, for the efficient functioning of our business, including, without limitation, transaction processing and the management of our employees, facilities, logistics, inventories, stores and customer-facing digital applications and operations. Such systems are subject to damage or interruption from power surges and outages, facility damage, physical theft, computer and telecommunications failures, inadequate or ineffective redundancy, malicious code (including malware, ransomware, or similar), successful attacks (e.g., account compromise; phishing; denial of service; and application, network or system vulnerability exploitation), software upgrade failures or code defects, natural disasters and human error. Due to the political tensions involving China, the conflict between Russia and Ukraine and the conflict in the Middle East, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. A system breach or failure, design defects, damage to, or interruption to these systems may require a significant investment to repair or replace, disrupt our operations and affect our ability to meet business and reporting requirements, result in the loss or corruption of critical data, and harm our reputation, all of which could materially and adversely affect our business or results of operations. Additionally, costs and complexities of securing our systems against failure or attack continue to increase.

Our technology initiatives may not deliver desired results or may do so on a delayed schedule. We rely heavily on our information technology staff to fulfill our technology initiatives while continuing to provide maintenance on existing systems, as well as on third parties to maintain and periodically upgrade many of these systems so that they can continue to support our business. Further, we license the software programs supporting many of our systems from independent software developers. The inability or failure of these vendors, developers or us to continue to maintain and upgrade these systems and software programs or efficiently implement and integrate new systems could disrupt or reduce the efficiency of our operations or retain vulnerability exploitation risk if we were unable to convert to alternate systems in an efficient and timely manner and could expose us to greater risk of a successful attack. There are also risks associated with our continued integration of artificial intelligence and machine learning within our technology systems (for example, if the types of information that applications with embedded artificial intelligence assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected). In addition, costs and delays for any reason associated with the implementation of new or upgraded systems and technology, including our current migration of applications to the cloud, modernization of legacy systems (including our Finance and Human Resources enterprise resource planning system and our inventory replenishment system) and our new point of sale system, or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations, fail to operate as designed, result in the potential loss or corruption of data or information or lost sales, cause business interruptions, inhibit our ability to innovate, and affect our ability to meet business and reporting requirements and adversely affect our profitability.

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

We source our merchandise from a wide variety of domestic and international suppliers, and we depend on them to supply merchandise in a timely and efficient manner and in the large volumes that we may require. In 2025, our two largest suppliers accounted for approximately 11% and 8% respectively, of our purchases. If one or more of our current sources of supply became unavailable or no longer offered us acceptable pricing terms, we believe we generally would be able to obtain alternative sources, but it could increase our merchandise costs and supply chain lead time and expenses, result in a temporary reduction in store inventory levels, and reduce the selection and quality of our merchandise. An inability to obtain alternative sources could materially decrease our sales. Additionally, if a supplier fails to deliver on its commitments, we could experience merchandise out-of-stocks that could lead to lost sales and reputational harm. Further, failure of suppliers to meet our compliance protocols could prolong our procurement lead time, resulting in lost sales and adverse margin impact.

We directly imported approximately 4% of our purchases (measured at cost) in 2025, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods often are for reasons beyond our control, such as political or civil unrest, acts of war, disruptive global political events (for example, political tensions involving China, the conflict between Russia and Ukraine and the conflict in the Middle East), currency fluctuations, tariffs and duties, disruptions in maritime lanes, port labor disputes, economic conditions and instability in countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our terms and conditions or our standards, issues with our suppliers’ labor practices or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials, pandemic outbreaks, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation, and other factors relating to suppliers and the countries in which they are located or from which they import. Such changes could adversely affect our operations and profitability.

While we are working to diversify our sources of imported goods to include Southeast Asia, India, South America and Mexico, a substantial amount of our imported merchandise comes from China, and thus, a change in the Chinese leadership, the effects of pandemic outbreaks, economic and market conditions, internal economic stimulus actions, or currency or other policies, as well as trade and other relations between China and the United States and increases in costs of labor, could negatively impact our merchandise costs. In addition, the United States’ foreign trade policies, duties, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries (particularly China) and entities, import limitations on certain types of goods or goods containing certain materials and other factors relating to foreign trade, including but not limited to port labor agreements, are beyond our control. In 2025, the U.S. administration imposed additional tariffs across many of our global trading partners, including China, the European Union, Canada, India, and various countries located in Southeast Asia. These and other factors affecting our suppliers and our access to products, if we are not able to offset them, could adversely affect our business and financial performance. If we increase our product imports from foreign vendors, the risks associated with these imports also will increase, and we may be exposed to additional or different risks as we increase imports of goods produced in countries other than China.

Failure to attract, develop and retain qualified employees while controlling labor costs, as well as other labor issues, including employee safety issues, could adversely affect our financial performance.

Our future growth and performance, positive customer experience and legal and regulatory compliance depends on our ability to attract, develop, retain and motivate qualified employees while operating in an industry that has historically been challenged by high rates of employee turnover. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel, unemployment levels, wage rates and salary levels (including the possibility of increased federal and further increased state and/or local minimum wage rates/salary thresholds), health and other insurance costs, changes in employment and labor laws or other workplace regulations (including those relating to employee benefit programs such as health insurance and paid leave programs), employee expectations and productivity, employee activism, employee safety issues, and our reputation and relevance within the labor market. If we are unable to attract, develop and retain adequate numbers of qualified employees, our operations, customer service levels, legal and regulatory compliance, and support functions could suffer. In addition, to the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor and other costs could increase, and if the federal government adopts or imposes regulatory or other changes to existing law that could facilitate union organizing or otherwise restrict employer actions, it could have an adverse effect on our business. Our ability to pass along labor and other related costs to our customers is constrained by our everyday low-price model, and we may not be able to offset such increased costs elsewhere in our business.

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

Natural disasters and unusual or extreme weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises, political or civil unrest, acts of war, violence or terrorism, and disruptive global political events could disrupt business, affect consumer sentiment or shopping patterns, and result in lower sales and/or profitability and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, tornadoes and earthquakes, unusual or extreme weather conditions, pandemic outbreaks or other health crises, political or civil unrest, acts of war, violence or terrorism (including within our stores, distribution centers or other Company property), or disruptive global political events (for example, the political tensions involving China, the conflict between Russia and Ukraine and the conflict in the Middle East) or similar disruptions could adversely affect our business, financial performance and reputation. If any of these events result in the closure, or a limitation on operating hours, of one or more of our distribution centers, a significant number of stores, our sourcing offices, our corporate headquarters or data center or impact one or more of our key suppliers, our operations and financial performance could be materially and adversely affected through an inability or reduced ability to make deliveries, process payroll or provide other support functions to our stores and through lost sales. These events also could affect consumer sentiment or shopping patterns or prevent customers from reaching our stores, which could lead to lost sales and higher markdowns, or result in increases in fuel or other energy prices (including those related to the conflict in the Middle East), fuel shortage(s), new store or distribution center opening delays, the temporary lack of an adequate work force in a market, the temporary or long-term disruption of product availability in our stores, the temporary or long-term inability to obtain or access technology needed to effectively run our business, disruption of our utility services or information systems, and damage to our reputation. These events may also increase the costs of insurance if they result in significant loss of property or other insurable damage or loss by us or in the market more generally. These events may also exacerbate the economic impacts to our business and our customers as discussed above.

Furthermore, if realized, the long-term impacts of global climate change present the possibility of both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory changes), which may be widespread and are unpredictable. Over time, these changes, as well as regulatory efforts related thereto, could affect our operating costs (for example, the availability and cost of products, commodities and energy (including utilities)), which in turn may impact our ability to procure goods and services required for the operation of our businesses at the quantities and levels and at the costs we require. In addition, our operations and facilities may be located in areas impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to stores, distribution centers, or our corporate offices, as well as loss or spoilage of inventory, business interruption caused by such events, and increased construction, repairs and maintenance costs at impacted locations. We also use natural gas, diesel fuel, gasoline, electricity and plastics in our operations, all of which may face increased regulation relating to climate change or other environmental concerns. Regulations limiting greenhouse gas emissions, energy inputs and plastics use may also increase in coming years, which may increase our costs associated with compliance, merchandise purchases and supply chain. These events and their impacts could otherwise disrupt and adversely affect our operations, potentially impact customer purchasing behaviors, and could adversely affect our financial performance.

Product liability, product recall or other product safety or labeling claims could adversely affect our business, reputation and financial performance.

We depend on our vendors to ensure that the products we buy from them comply with applicable product safety and labeling laws and regulations and to inform us of all applicable restrictions on the sale of such products. Nonetheless, product liability, personal injury, consumer protection or other claims may be asserted against us relating to alleged product contamination, adulteration, tampering, expiration, mislabeling, recall, prohibited substances and other safety or labeling issues.

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

Our success depends in part on the protection of the reputation of Dollar General and the products and services we sell, including our private brands. Failure to comply or accusation of failure to comply, even if unfounded, with ethical, social, product, labor, data privacy, consumer protection, safety, political, environmental and other applicable standards could jeopardize our reputation and potentially lead to various adverse employee, consumer, vendor, shareholder, or non-governmental organization (NGO) actions, workforce unrest or walkouts, boycotts, litigation and governmental actions, inquiries, or investigations and/or require a costly response. In addition, our responses to issues and crises and our position or perceived lack of position on certain issues (e.g., public policy, social, political, or environmental issues) or our corporate responsibility- and sustainability-related efforts, and any perceived lack of transparency about such matters, could harm our reputation and potentially lead to adverse employee, consumer, governmental (including elected officials), regulatory, shareholder or NGO actions, including negative or false public statements and campaigns. Similar incidents or factors involving vendors, partners and other third parties with whom we conduct business also may affect our reputation. Media reports and public comments made by anyone, including without limitation current and former employees, customers, vendors, elected officials, community leaders and activists, on any external platform (including, without limitation, social media, news media, blogs, websites, or newsletters), whether or not they are accurate, have the potential to influence, and in some instances, have influenced, certain negative or false perceptions of Dollar General, and there can be no assurance that we will be able to prevent such reports or comments in the future. Any failure, or perceived failure, to meet any of our published corporate responsibility- or sustainability-related aspirations or goals, which often may be outside of our control, or any future changes to our published aspirations or goals could adversely affect public perception of our business, employee morale or customer, vendor, elected official, or shareholder support. In addition, we may face criticism as a result of either “anti-ESG” or “pro-ESG” sentiment among governmental authorities, regulators, shareholders, employees, customers and/or the public. Negative reputational incidents could adversely affect our business through declines in customer loyalty, vendor partnerships, lost sales, loss of new/relocated store and development opportunities, or employee retention and recruiting difficulties and could also result in loss of shareholder support and trust and require us to expend disproportional resources toward these matters.

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

We rely on the positive cash flow we generate from our operating activities and our access to the credit and capital markets to fund our operations, growth strategy, and return of cash to our shareholders through dividends and share repurchases. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate increases, may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to liquidity sources on favorable terms depends on multiple factors, including our operating performance and credit ratings. In 2025, Standard & Poor’s changed our outlook from “Negative” to “Stable,” and Moody’s changed our rating from Baa2 to Baa3 and our outlook from “Negative” to “Stable.”

Our current increased debt leverage levels have reduced our available capital, and these levels, combined with our desire to maintain our current investment grade credit rating, could reduce our flexibility in planning for or reacting to changes in our industry and market conditions, increase our vulnerability in the event of a downturn in our business operations, and/or negatively impact our ability to pursue certain operational and strategic opportunities. In addition, our credit agreement requires us to maintain a minimum fixed charge coverage ratio and maximum leverage ratio, as well as a number of customary affirmative and negative covenants. While we were in compliance with these covenants as of January 30, 2026, our future ability to comply with these covenants may be affected by events beyond our control. If we breach any of these covenants and do not obtain a waiver from the lenders, then subject to applicable cure period, our ability to borrow under our credit agreement could be impacted.

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

The market price of our common stock may fluctuate significantly in response to a number of factors. These factors, some of which are beyond our control and some of which have occurred in the past few years, include the perceived prospects and actual results of operations of our business, as well as any failure to achieve projected results; changes in estimates of our results of operations by analysts, investors or us, as well as our guidance not aligning with market expectations; trading activity by our large shareholders; trading activity by sophisticated algorithms; performance results of our competitors; actions, news or announcements by us, our competitors, and other third parties; litigation and judicial decisions; legislative or regulatory actions or changes; and changes in general economic or market conditions. In addition, the stock market in general has from time to time experienced extreme price and volume fluctuations, and these market fluctuations could reduce the market price of our common stock for reasons unrelated to our operating performance.

Regulatory, Legal, Compliance and Accounting Risks

A significant change in governmental regulations and requirements could materially increase our cost of doing business, and noncompliance with governmental laws or regulations could materially and adversely affect our financial performance.

We routinely incur significant costs in complying with numerous and frequently changing laws and regulations. The complexity of this regulatory environment and related compliance costs continue to increase due to additional legal and regulatory requirements, our expanding operations, and increased regulatory scrutiny and enforcement efforts. New or revised laws, regulations, orders, policies and related interpretations and enforcement practices, particularly those dealing with the sale of products, including without limitation, product and food safety, marketing, labeling or pricing; information security and privacy; labor and employment; employee wages, salary levels and benefits; health and safety; real property; public accommodations; imports and customs; transportation; intellectual property; taxes; bribery and anti-corruption; climate change; and environmental compliance, may significantly increase our expenses or require extensive system and operating changes that could materially increase our cost of doing business. Violations of applicable laws and regulations or untimely or incomplete execution of a required product recall can result in significant penalties (including loss of licenses, eligibility to accept certain government benefits such as SNAP or significant fines), class action or other litigation, governmental investigation or action and reputational damage. Further, states may enact conflicting laws, mandating changes in operations that negatively impact our ability to execute uniformly and achieve economies of scale across states. Additionally, changes in tax laws and policies (including those related to the federal, state or foreign corporate tax rate), the interpretation of existing laws and policies, the expiration of previously available tax credits, or our failure to sustain our reporting positions on examination could adversely affect our overall effective tax rate. The WOTC expired at the end of the 2025 calendar year, and, if not renewed, the expiration is expected to have a significant negative impact on our future earnings per share. Furthermore, significant and/or rapid increases to federal and further increases to state and/or local minimum wage rates/salary levels could adversely affect our operating results if we are not able to otherwise offset these increased labor costs elsewhere in our business or if changes to our business operations are required. Moreover, the adoption of new environmental laws and regulations in connection with climate change and the transition to a low carbon economy, including any federal or state laws enacted to regulate greenhouse gas emissions or require public disclosures related thereto, could significantly increase our operating or merchandise costs or reduce the demand for our products. These laws and regulations may include, but are not limited to, requirements relating to hazardous waste materials, recycling and recycled/recyclable product content, single-use plastics, extended producer responsibility, use of refrigerants, carbon pricing or carbon taxes, product energy efficiency standards and product labeling. If carbon pricing requirements or carbon taxes are adopted, there is a significant risk that the cost of merchandise from our suppliers will increase and adversely affect our business and results of operations.

There is also continued uncertainty surrounding potential changes to the regulatory environment (including, but not limited to, personnel changes at regulatory agencies) in the United States. For example, continued efforts to reform federal government processes and reduce expenditures, as well as pressures on and uncertainty surrounding the U.S. federal government’s budget and political changes in budgeting priorities could continue to adversely affect the funding for individual programs, including government programs, upon which our customers depend. Changes related to immigration, artificial intelligence, and workforce policies and practices, may also impact us. Additional potential regulatory changes related to tax, trade, and economic and monetary policy, among other potential changes, could adversely impact the global economy and our operating results.

Legal proceedings may adversely affect our reputation, business, results of operations and financial condition.

Our business is subject to the risk of litigation or other legal proceedings by employees, consumers, suppliers, competitors, shareholders, unions, government officials and agencies and others through private actions, class actions, multi-district litigation, arbitrations, derivative actions, administrative proceedings, regulatory actions (including investigations) or other litigation. For example, we are involved in certain legal proceedings as discussed in Note 7 to the consolidated financial statements. The outcome of legal proceedings, particularly class action or multi-district litigation or mass arbitrations and regulatory actions, can be difficult to assess or quantify. Plaintiffs in these types of lawsuits, as well as government officials and agencies, may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for lengthy periods. In addition, certain of these matters, if decided adversely to us or settled by us and not covered by insurance, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required, and sometimes these developments are unanticipated. Legal proceedings in general, and class actions, derivative actions, mass arbitrations, multi-district litigation, and governmental investigations and actions in particular, can be expensive and disruptive, and adverse publicity could harm our reputation, regardless of the validity of the allegations. As a result, legal proceedings may adversely affect our business, results of operations and financial condition. See also Note 7 to the consolidated financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We design, implement, and maintain a comprehensive information security program consisting of commercially reasonable administrative, organizational, and technical controls, practices, and safeguards which are designed to follow applicable laws, regulations, and industry best practices to protect against confidentiality, integrity, and availability threats to our information systems. Such controls, practices, and safeguards include, but are not limited to, published security policies, firewalls, intrusion prevention solutions, anti-malware solutions, data encryption, data loss prevention, security logging and monitoring, security configuration hardening, security patch/update management, remote access security, security risk management, vulnerability and threat management, security training and awareness, security controls testing, identity and access management, secure solutions development, and a comprehensive security incident response plan. Our Senior Vice President of Technology and Chief Information Security Officer (“CISO”), who has approximately 30 years of experience in the information technology field with approximately 25 years of full cybersecurity focus and approximately 20 years as a Certified Information Systems Security Professional, has responsibility for assessing and managing our information security program and related risks, which includes information security incident prevention, detection, mitigation and remediation, and leading a department of information security professionals with relevant industry and professional experience. Our CISO reports directly to our Executive Vice President and Chief Information Officer (“CIO”), who has approximately 25 years of experience in the information technology field that includes direct interaction with or supervision of cybersecurity functions.

We also maintain a third-party security risk management program to identify, oversee, prioritize, assess, and mitigate third party risks; however, we rely on our third-party business partners to implement effective information security programs commensurate with the risk associated with the nature of their business relationships to us and cannot ensure in all circumstances their efforts will be successful. We and our third-party partners have experienced threats to, and incidents involving, data and systems, including by perpetrators of attempted random or targeted malicious attacks; computer malware, ransomware, bots, or other destructive or disruptive hardware and/or software; and attempts to misappropriate our and our customers’ information and cause system failures and disruptions, although to date none have been material to our business. See “Item 1A. Risk Factors” for additional information regarding cybersecurity-related risks that could impact our business.

The Audit Committee of our Board of Directors oversees our cybersecurity risks through various means, including but not limited to its oversight of our enterprise risk management program. In connection with its oversight of this program, our Audit Committee discusses with management the processes by which risk assessment and risk management are undertaken and our most significant financial and other risk exposures, including without limitation those relating to information systems, information security, data privacy, artificial intelligence, business continuity and disaster recovery, and third-party information security, and the steps management has taken to monitor and control such exposures. Our Audit Committee reviews enterprise risk assessment results at least annually and significant residual risk categories, along with their mitigation strategies, quarterly.

In addition to consideration as part of the enterprise risk management program, cybersecurity risk is further evaluated through various internal and external audits and assessments designed to validate the effectiveness of our controls for managing the security of our information assets. Management develops action plans to address select identified opportunities for improvement identified through these assessments. Additionally, our Audit Committee quarterly reviews reports and metrics, including a dashboard, pertaining to cybersecurity risks and prevention, detection, mitigation and remediation efforts with our CIO and CISO to help our Audit Committee understand and evaluate current risks, monitor trends, and track our progress against specific metrics. Our Audit Committee also has the responsibility to review with management and our outside independent auditor any unauthorized access to information technology systems that could have a material effect on our financial statements. Further, our Audit Committee receives quarterly updates regarding any significant cybersecurity incidents which occurred during the prior quarter and at least annually receives an update regarding our IT disaster recovery plan.

Our Audit Committee receives cybersecurity education to assist members in overseeing related risks. This education has included: an overview of Company-specific cyber-related risks considerations; an overview of various artificial intelligence considerations, including those related to risk management, governance and ethics, and workforce and culture; updates on the state of cybersecurity regulation; updates on the evolving retail landscape’s impact on cyber risk to retail organizations; a cyber threat intelligence update focusing on the global impact of ransomware on the retail sector and trends in retail sector compromises; and an overview of methods to perform cyber risk quantification.

ITEM 2. PROPERTIES

As of February 27, 2026, we operated 20,959 retail stores, including those located in 48 U.S. states as listed in the table below and 17 stores in Mexico.

State	Number of Stores	State	Number of Stores
Alabama	993	Nebraska	154
Arizona	593	Nevada	24
Arkansas	146	New Hampshire	47
California	261	New Jersey	190
Colorado	82	New Mexico	157
Connecticut	102	New York	623
Delaware	59	North Carolina	1,150
Florida	1,091	North Dakota	73
Georgia	1,142	Ohio	1,039
Idaho	9	Oklahoma	601
Illinois	726	Oregon	89
Indiana	724	Pennsylvania	1,005
Iowa	342	Rhode Island	26
Kansas	275	South Carolina	703
Kentucky	810	South Dakota	83
Louisiana	688	Tennessee	1,043
Maine	74	Texas	1,948
Maryland	170	Utah	15
Massachusetts	57	Vermont	43
Michigan	771	Virginia	503
Minnesota	229	Washington	48
Mississippi	675	West Virginia	319
Missouri	694	Wisconsin	301
Montana	12	Wyoming	33

Most of our stores are located in leased premises. Individual store leases vary as to their terms, rental provisions and expiration dates. Many stores, including a significant portion of our new stores, carry a primary lease term of up to 15 years with multiple renewal options. We also have stores subject to shorter-term leases, and many of these leases also have renewal options.

As of February 27, 2026, we operated 20 distribution centers for non-refrigerated products, ten cold storage distribution centers, and four combination distribution centers which have both refrigerated and non-refrigerated products. We lease 15 of these facilities and the remainder are owned. We have a total of 22.8 million square feet of non-refrigerated space and a total of 2.9 million square feet of cold storage space. Approximately 7.25 acres of the land for one of the distribution centers is subject to a ground lease. We also leased approximately 2.6 million square feet of additional warehouse space in support of our distribution network for non-refrigerated merchandise.

Our executive offices are located in approximately 356,000 square feet of owned buildings in Goodlettsville, Tennessee. As of February 27, 2026, we also leased approximately 91,000 square feet of additional space in Goodlettsville, Tennessee to support merchandising initiatives and 85,000 square feet of additional office space outside the United States to support foreign retail and sourcing operations.

ITEM 3. LEGAL PROCEEDINGS

The information contained in Note 7 to the consolidated financial statements under the heading “Legal proceedings” contained in Part II, Item 8 of this report is incorporated herein by this reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding our current executive officers as of March 20, 2026 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected or their earlier resignation or termination. There are no familial relationships between any of our directors or executive officers.

8
Name	Age	Position
Todd J. Vasos	64	Chief Executive Officer and Director
Donny H. Lau	47	Executive Vice President and Chief Financial Officer
Emily C. Taylor	50	Chief Operating Officer
Tracey N. Herrmann	48	Executive Vice President, Store Operations
Kathleen A. Reardon	54	Executive Vice President and Chief People Officer
Rhonda M. Taylor	58	Executive Vice President and General Counsel
Carman R. Wenkoff	58	Executive Vice President and Chief Information Officer
Roderick J. West	54	Executive Vice President, Global Supply Chain
Bryan D. Wheeler	60	Executive Vice President and Chief Merchandising Officer
Anita C. Elliott	61	Senior Vice President and Chief Accounting Officer

Mr. Vasos has served as our Chief Executive Officer since October 2023 when he returned to Dollar General after previously serving as our CEO from June 2015 to November 2022 and then as Senior Advisor from November 2022 until his retirement in April 2023. He has served as a member of our Board of Directors since June 2015. Mr. Vasos joined Dollar General in December 2008 as Executive Vice President, Division President and Chief Merchandising Officer and was promoted to Chief Operating Officer in November 2013. Prior to joining Dollar General, Mr. Vasos served in leadership positions with Longs Drug Stores Corporation, Phar-Mor Food and Drug Inc. and Eckerd Corporation. Mr. Vasos has served as a director of KeyCorp since July 2020 and as its lead independent director since January 2026.

Mr. Lau has served as Executive Vice President and Chief Financial Officer since October 2025. Prior to rejoining Dollar General, Mr. Lau served as the Chief Financial Officer of Zaxby’s Franchising LLC from July 2023 to October 2025. Prior to Zaxby’s, he served in roles of increasing responsibility within Dollar General’s Finance organization, including Senior Vice President, Finance, and Chief Strategy Officer (April 2023 to July 2023); Senior Vice President, Chief Strategy Officer (September 2022 to April 2023); Vice President, Investor Relations and Corporate Strategy (October 2019 to September 2022); and Vice President, Strategy and Corporate Development (March 2017 to October 2019). Prior to joining the Company in 2017, Mr. Lau served in various financial planning, investor relations and corporate strategy roles of increasing responsibility at Yum! Brands, Inc. from 2011 to 2017. He also served as Vice President, Investment Banking, with Morgan Keegan & Company from 2010 to 2011, and with Morgan Joseph from 2004 to 2010.

Ms. E. Taylor has served as Chief Operating Officer since November 2025. After joining the Company in 1998, Ms. E. Taylor held roles of increasing responsibility in investor relations, financial planning and analysis, merchandise planning, pricing and merchandising operations prior to her promotion to Vice President, Pricing and Merchandise Data Optimization in March 2011. She then served as Vice President, Merchandising Operations (March 2012 to April 2014), was subsequently promoted to Senior Vice President, General Merchandise Manager (April 2014 to September 2019), served as Senior Vice President, Channel Innovation (September 2019 to September 2020), and was promoted to Executive Vice President and Chief Merchandising Officer (September 2020

to November 2025).

Ms. Herrmann has served as Executive Vice President, Store Operations, since February 2025. Prior to her current role, she served as our Senior Vice President, Store Operations (February 2024 to February 2025); Senior Vice President, Channel Innovation (September 2020 to February 2024); Senior Vice President, Store Operations (May 2017 to September 2020); Vice President, Division Manager (March 2016 to May 2017); Vice President, Merchandising Support (April 2014 to March 2016); and Senior Director, Merchandising (January 2013 to April 2014). Prior to joining Dollar General, Ms. Herrmann served in roles of increasing responsibility with Delhaize America, including Director of Pricing and Promotions, Bottom Dollar Food (September 2012 to December 2012); Director of Operations, Food Lion (July 2011 to September 2012); District Manager, Food Lion (May 2010 to July 2011); Merchandising Manager, Food Lion (February 2009 to May 2010); and Category Manager, Food Lion (April 2006 to February 2009). Prior to Food Lion, Ms. Herrmann held positions with EK Success Ltd., Hirschberg Schutz/Horizon Group USA and The Insight Research Corporation after beginning her career with Xerox Corporation in July 1999.

Ms. Reardon has served as Executive Vice President and Chief People Officer since August 2020. She joined Dollar General as Director, Human Resources in September 2009 and was promoted to Vice President, Talent Management in October 2012. She became Vice President, Retail Human Resources in October 2014 and was promoted to Senior Vice President, Human Resources in March 2019 and to Senior Vice President and Chief People Officer in May 2019. Prior to joining Dollar General, Ms. Reardon held several human resources positions of increasing responsibility at Centex from August 2005 until September 2009. Since beginning her career in May 1998, Ms. Reardon also held various roles with Carrier Corporation and was also a Career Consultant at the Darden Graduate School of Business Administration, University of Virginia.

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

Mr. West has served as Executive Vice President, Global Supply Chain, since September 2023. Prior to his current role, he served as our Senior Vice President, Distribution (March 2021 to August 2023); Vice President, Perishable Growth and Development (January 2018 to March 2021); and Vice President, Process Improvement (August 2005 to January 2018). Prior to joining Dollar General, Mr. West was a consultant with Kurt Salmon Associates from July 1994 to August 2005.

Mr. Wheeler has served as Executive Vice President and Chief Merchandising Officer since November 2025. He has more than 40 years of merchandising, operations and planning experience. Mr. Wheeler joined Dollar General as Vice President, Division Merchandise Manager, in July 2006 and was promoted to Senior Vice President, General Merchandise Manager, in October 2017. As Senior Vice President, he was responsible for the categories within Family Care, including paper, home cleaning, pet and health & beauty, as well as for oversight, beginning in May 2024, of the Company’s global sourcing and private brands. Throughout his tenure at Dollar General, he led various buying categories in both consumables and non-consumables. Prior to joining Dollar General, Mr. Wheeler spent over 20 years at Kmart in various store and corporate roles of increasing responsibility, which included store operations, supply chain and merchandising.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “DG.” On March 18, 2026, there were approximately 2,462 shareholders of record of our common stock.

Dividends

We have paid quarterly cash dividends since 2015. Our current quarterly cash dividend is $0.59 per share. While our Board of Directors expects to continue regular quarterly cash dividends, ultimately the declaration and amount of future cash dividends are subject to the Board’s sole discretion and will depend upon, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity, and other factors that the Board may deem relevant in its sole discretion.

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 20,959 stores located in 48 U.S. states and Mexico as of February 27, 2026, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices often at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) from our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, inflation, wage growth, changes in federal and state tax policies, interest rates, changes in U.S. and global trade policy (including price increases resulting from tariffs), and changes in U.S. government policy and assistance programs (including cost of living adjustments and work requirements), such as SNAP, unemployment benefits, and economic stimulus programs. Finally, significant unseasonable or unusual weather patterns or extreme weather can impact customer shopping behaviors.

Uncertainty remains regarding the potential impact of tariffs on consumer behavior and our business. Tariff rates on both direct imports and domestic purchases did not materially impact our financial results in 2025. The tariff environment remains dynamic, and the specific tariffs applicable to goods imported by us and our suppliers into the U.S. may continue to evolve. Currently announced tariff rates, as well as any rate increases or expansions of tariff coverage affecting the products that we sell, could have a significant impact on our business and on our customers’ budgets. Further, on February 20, 2026, the United States Supreme Court invalidated the tariffs imposed under the International Emergency Economic Powers Act (IEEPA). Significant uncertainty exists regarding potential tariff refunds and replacement tariffs under other statutes. We continue to monitor developments and to evaluate and implement mitigation strategies to address the potential sales and margin impact of current and potential future tariffs, as well as to take various actions designed to minimize price increases for our customers. There can be no assurance we will be successful in our efforts, or that price increases will not adversely affect customer behavior.

Our core customers are often among the first to be affected by negative or uncertain economic conditions and among the last to feel the effects of improving economic conditions, particularly when trends are inconsistent and of an uncertain duration. Our customers continue to feel constrained in the current macroeconomic environment and to experience elevated expenses that generally comprise a large portion of their household budgets, such as rent, healthcare, energy and fuel prices, as well as cost inflation in frequently purchased household products (including food), which we expect will continue to pressure our customers’ spending overall.

We remain committed to our long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus. These priorities include: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in the growth and development of our teams.

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount. Historically, sales in our consumables category, which tend to have lower gross margins, have been key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have been key drivers of more profitable sales growth and average transaction amount. Our sales mix remains heavily weighted towards consumables, although we saw slight improvement in our sales mix in 2025 compared to the prior year. Certain of our initiatives are intended to better optimize our sales mix; however, there can be no assurances that these efforts will be successful.

As we work to provide everyday low prices and meet our customers’ affordability needs, we remain focused on enhancing our margins through inventory shrink and damage reduction initiatives, as well as pricing and markdown optimization, the DG Media Network (our platform that connects brand partners with our customers), effective category management and inventory reduction efforts, distribution and transportation efficiencies, private brands penetration and global sourcing strategies. Several of our strategic and other sales-driving initiatives are also designed to capture growth opportunities.

Inventory shrink has significantly improved from prior elevated levels, and although damages remain elevated, we made progress reducing damages in 2025. We continue to implement actions designed to drive sustained improvement in both shrink and damages.

We continue to implement and invest in certain strategic initiatives intended to drive profitable sales growth with both new and existing customers and capture long-term growth opportunities. Such initiatives include providing our customers with a variety of shopping access points and even greater value and convenience by leveraging and developing digital tools and technology, such as our Dollar General app, which contains a variety of tools to enhance the shopping experience. We remain focused on enhancing both the in-store and digital shopping experience, while driving operational efficiency. The delivery component of our digital initiatives is becoming a meaningful contributor to our comparable store sales performance. Third-party delivery services and myDG® Delivery are available in the majority of our stores, providing added convenience and incremental sales. We believe these digital efforts will contribute to the continued growth of our DG Media Network.

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

We also remain focused on capturing growth opportunities. In 2025, we opened a total of 589 new stores, including 8 stores in Mexico, remodeled 2,000 stores through Project Renovate and 2,254 stores through Project Elevate, relocated 47 stores and closed 290 stores. In 2026, we plan to open approximately 450 new stores (as well as approximately 10 stores in Mexico), remodel approximately 2,000 stores through Project Renovate, remodel approximately 2,250 stores through Project Elevate, and relocate approximately 20 stores, for a total of 4,730 real estate projects.

pOpshelf, our unique retail concept focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods, represents an additional potential growth opportunity. At the end of 2025, we operated 180 standalone pOpshelf stores. We continue to take focused actions designed to improve the performance of pOpshelf stores, although there can be no assurances that our efforts will be successful.

We expect store format innovation to allow us to capture additional growth opportunities as we continue to utilize the most productive of our various Dollar General store formats based on the specific market opportunity. In 2025, we began utilizing store formats averaging approximately 8,500 square feet of selling space for the significant majority of new stores. These formats allow for expanded high-capacity-cooler counts, an extended queue line, and a broader product assortment, including an enhanced non-consumable offering, a larger health and beauty section, and produce in select stores.

We always seek ways to reduce or control costs that do not affect our customers’ shopping experiences. We plan to continue enhancing our position as a low-cost operator over time while employing ongoing cost discipline to reduce certain expenses as a percentage of sales. Nonetheless, we seek to maintain flexibility to invest in the business as necessary to enhance our long-term competitiveness and profitability. From time to time, our strategic initiatives, including without limitation those discussed above, have required and may continue to require us to incur upfront expenses for which there may not be an immediate return in terms of sales or enhanced profitability.

Certain of our operating expenses, such as wage rates and occupancy costs have continued to increase in recent years, due primarily to market forces such as labor availability, increases in minimum wage rates, inflation, property rents and interest rates. Significant or rapid increases to federal, state or local minimum wage rates or salary levels could significantly adversely affect our earnings if we are not able to otherwise offset these increased labor costs elsewhere in our business.

We believe ongoing inflationary pressures could continue to affect our vendors and customers and our operating results. Both inflation and higher interest rates have significantly increased new store opening costs and occupancy costs in recent years and, while new store returns remain strong, these increased costs have negatively impacted our projected new store returns and influenced our new store growth plans.

Our teams are a competitive advantage, and we proactively seek ways to continue investing in their development. Our goal is to create an environment that attracts, develops, and retains talented personnel, particularly at the store manager level, as employees who are promoted from within our company generally have longer tenures and are greater contributors to improvements in our financial performance. We are taking actions designed to continue reducing our higher than targeted store manager turnover, including through budgeting and allocation of labor hours and simplifying in-store activities.

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

	2025	2024
Same-store sales	3.0%	1.4%

Average sales per square foot is calculated based on total sales for the preceding four quarters as of the ending date of the reporting period divided by the average selling square footage as of the end of the most recent five quarters.

	January 30,	January 31,
	2026	2025
Average sales per square foot	$270	$263

Inventory turnover is calculated based on total cost of goods sold for the preceding four quarters as of the ending date of the reporting period divided by the average inventory balance as of the end of the most recent five quarters.

	January 30,	January 31,
	2026	2025
Inventory turnover	4.5	4.1

Results of Operations

Accounting Periods. The following text contains references to years 2025, 2024, and 2023, which represent fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal years 2025, 2024 and 2023 were 52-week accounting periods.

Seasonality. The nature of our business is somewhat seasonal. Primarily because of sales of Christmas-related merchandise, operating profit in our fourth quarter (November, December and January) has historically been higher than operating profit achieved in each of the first three quarters of the fiscal year, although this was not the case in 2024 and 2023. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

The following table contains results of operations data for fiscal years 2025, 2024, and 2023, and the dollar and percentage variances among those years.

				2025 vs. 2024	2024 vs. 2023
(amounts in millions, except				%	%
per share amounts)	2025	2024	2023	Change	Change
Net sales	$42,724.4	$40,612.3	$38,691.6	5.2%	5.0%
Cost of goods sold	29,624.7	28,594.8	26,972.6	3.6	6.0
Gross profit	13,099.7	12,017.5	11,719.0	9.0	2.5
Selling, general and administrative expenses	10,896.0	10,303.4	9,272.7	5.8	11.1
Operating profit	2,203.7	1,714.1	2,446.3	28.6	(29.9)
Interest expense, net	230.6	274.3	326.8	(15.9)	(16.1)
Other (income) expense	8.5	—	—	—	—
Income before income taxes	1,964.6	1,439.8	2,119.5	36.5	(32.1)
Income tax expense	452.3	314.5	458.2	43.8	(31.4)
Net income	$1,512.3	$1,125.3	$1,661.3	34.4%	(32.3)%
Diluted earnings per share	$6.85	$5.11	$7.55	34.1%	(32.3)%

				2025 vs. 2024	2024 vs. 2023
				Basis Point	Basis Point
(Percent of Net Sales)	2025	2024	2023	Change	Change
Net sales	100.00%	100.00%	100.00%
Cost of goods sold	69.34	70.41	69.71	(107)	70
Gross profit	30.66	29.59	30.29	107	(70)
Selling, general and administrative expenses	25.50	25.37	23.97	13	140
Operating profit	5.16	4.22	6.32	94	(210)
Interest expense, net	0.54	0.68	0.84	(14)	(16)
Other (income) expense	0.02	0.00	0.00	2	-
Income before income taxes	4.60	3.55	5.48	105	(193)
Income tax expense	1.06	0.77	1.18	28	(41)
Net income	3.54%	2.77%	4.29%	77	(152)

Net Sales. Net sales in 2025 increased 5.2% primarily due to an increase in same-store sales of 3.0% compared to 2024 and sales from new stores, partially offset by the impact of store closures. The increase in same-store sales reflects a 1.6% increase in customer traffic and a 1.4% increase in average transaction amount. The increase in average transaction amount reflects higher average item retail prices and flat items per transaction. Same-

store sales increased in the consumables, seasonal, home products and apparel categories. In 2025, our 20,268 same-stores accounted for sales of $41.2 billion.

Net sales in 2024 increased 5.0% primarily due to sales from new stores and an increase in same-store sales of 1.4% compared to 2023, partially offset by the impact of store closures. The increase in same-store sales reflects a 1.1% increase in customer traffic and a 0.3% increase in average transaction amount. The increase in average transaction amount was driven by higher average item retail prices and an increase in items per transaction. Same-store sales increased in the consumables category and declined in the home products, seasonal and apparel categories. In 2024, our 19,633 same-stores accounted for sales of $38.8 billion.

The amount of net sales represented by each of our product categories for fiscal years 2025, 2024 and 2023, as well as the percentage change between such periods, were as follows:

				2025 vs. 2024	2024 vs. 2023
				%	%
(amounts in millions)	2025	2024	2023	Change	Change
Net sales by category:
Consumables	$35,053.2	$33,370.9	$31,342.6	5.0%	6.5%
Seasonal	4,327.4	4,073.3	4,083.8	6.2	(0.3)
Home products	2,213.5	2,074.4	2,163.8	6.7	(4.1)
Apparel	1,130.3	1,093.7	1,101.4	3.3	(0.7)
Net sales	$42,724.4	$40,612.3	$38,691.6	5.2%	5.0%

The percentage of net sales represented by each of our product categories for fiscal years 2025, 2024 and 2023, were as follows:

	2025	2024	2023
Net sales by category:
Consumables	82.04%	82.17%	81.01%
Seasonal	10.13	10.03	10.55
Home products	5.18	5.11	5.59
Apparel	2.65	2.69	2.85
Net sales	100.0%	100.0%	100.0%

Gross Profit. In 2025, gross profit increased by 9.0%, and as a percentage of net sales increased by 107 basis points to 30.7%, compared to 2024, primarily driven by lower shrink, higher inventory markups and lower inventory damages, partially offset by an increased LIFO provision.

In 2024, gross profit increased by 2.5%, and as a percentage of net sales decreased by 70 basis points to 29.6%, compared to 2023, primarily driven by increased markdowns, a greater proportion of sales coming from the consumables category and increased inventory damages, partially offset by decreased transportation costs.

SG&A. SG&A as a percentage of net sales was 25.5% in 2025 compared to 25.4% in 2024, an increase of 13 basis points. The primary expenses that were higher as a percentage of net sales in 2025 were incentive compensation and repairs and maintenance, partially offset by lower impairment charges primarily due to the store portfolio optimization review completed in 2024 as discussed in Note 12 to the consolidated financial statements.

SG&A as a percentage of net sales was 25.4% in 2024 compared to 24.0% in 2023, an increase of 140 basis points. The increase reflects fourth quarter impairment charges totaling $214.2 million related to the store portfolio optimization review as discussed in Note 12 to the consolidated financial statements. Other expenses that were higher as a percentage of net sales in 2024 were retail labor, depreciation and amortization, store occupancy costs and incentive compensation.

Interest Expense, net. Interest expense, net decreased $43.8 million to $230.6 million in 2025 compared to 2024 primarily due to lower average debt balances from the repayment of long-term debt. Interest expense, net, decreased $52.5 million to $274.3 million in 2024 compared to 2023 due to higher average cash balances and the repayment of long-term debt. See the detailed discussion under “Liquidity and Capital Resources” regarding the financing of various long-term obligations.

Income Taxes. The effective income tax rate for 2025 was 23.0% compared to a rate of 21.8% for 2024 which represents a net increase of 1.2 percentage points. The effective tax rate was higher in 2025 primarily due to a higher state effective tax rate, enactment of Pillar Two minimum tax, and a decreased benefit from jobs-based tax credits due to higher earnings before taxes diluting the rate impact of the credits.

We receive a significant income tax benefit from wages paid to certain newly hired employees who qualify for federal jobs credits, principally the Work Opportunity Tax Credit (“WOTC”). The WOTC program previously authorized under the Consolidated Appropriations Act of 2021 expired for employees hired after December 31, 2025. For 2025, the expiration of the WOTC program had an immaterial impact on our effective tax rate. Absent reauthorization, we will experience a significant negative impact to the effective tax rate in future years.

The effective income tax rate for 2024 was 21.8% compared to a rate of 21.6% for 2023 which represents a net increase of 0.2 percentage points. The effective tax rate was higher in 2024 primarily due to a higher state effective tax rate and a decreased benefit from stock-based compensation partially offset by the effect of certain rate-impacting items on lower earnings before taxes.

Effects of Inflation

In 2025, 2024 and 2023, we experienced increases in product costs due to modest inflationary pressure. In addition, we continued to experience elevated but relatively stable costs of building materials and certain of our other capital costs.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

During the past three years, we have generated an aggregate of approximately $9.0 billion in cash flows from operating activities and incurred approximately $4.3 billion in capital expenditures. During that period, we expanded the number of stores we operate by 1,789, representing store growth of approximately 9%, and we remodeled or relocated 8,143 stores, or approximately 43% of the stores we operated as of the beginning of the three-year period. In 2026, we intend to pursue accelerated growth in remodels, including Projects Elevate and Renovate, with slower growth for new stores and fewer relocations.

At January 30, 2026, we had a $2.375 billion unsecured revolving credit agreement (the “Revolving Facility”), $4.5 billion aggregate principal amount of senior notes, and a commercial paper program that may provide borrowing availability of up to $2.0 billion. At January 30, 2026, we had total consolidated outstanding debt (including the current portion of long-term obligations) of $4.6 billion, most of which was in the form of senior notes. All of our material borrowing arrangements are described in greater detail below. Our borrowing availability under the Revolving Facility may be effectively limited by our commercial paper notes (“CP Notes”) as further described below. The information contained in Note 5 to the consolidated financial statements contained in Part II, Item 8 of this report is incorporated herein by reference.

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

For fiscal 2026, we anticipate potential combined borrowings under the Revolving Facility and CP Notes to be a maximum of approximately $400 million outstanding at any one time.

Revolving Facility

On September 3, 2024, we entered into an amended and restated credit agreement which provides for a $2.375 billion unsecured five-year revolving credit facility and allows for a subfacility for letters of credit of up to $100 million, of which $70 million is currently committed and $30 million is currently uncommitted. The Revolving Facility also includes a subfacility with an available borrowing capacity of up to $50 million for short-term borrowings referred to as swingline loans. The Revolving Facility is scheduled to mature on September 3, 2029.

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of January 30, 2026 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of January 30, 2026, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on our long-term senior unsecured debt ratings.

The credit agreement governing the Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (and our subsidiaries’) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The credit agreement governing the Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. On March 11, 2025, we amended the credit agreement governing the Revolving Facility to increase the maximum leverage ratio and decrease the minimum fixed charge ratio through January 30, 2026, or earlier at our option upon achieving certain financial covenant milestones (“Covenant Relief Period”). During the Covenant Relief Period, we were restricted from repurchasing shares of our common stock and the ability to incur certain additional liens and subsidiary debt was reduced. The credit agreement governing the Revolving Facility also contains customary events of default. As of January 30, 2026, we were in compliance with all such covenants.

As of January 30, 2026, we had no outstanding borrowings, no outstanding letters of credit, and borrowing availability of $2.375 billion under the Revolving Facility that, due to our intention to maintain borrowing availability related to the commercial paper program described below, could contribute liquidity of $2.18 billion. In addition, we had outstanding letters of credit of $58.2 million which were issued pursuant to separate agreements.

Commercial Paper

We may issue the CP Notes from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of January 30, 2026, our consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $195.0 million were held by a wholly owned subsidiary and therefore are not reflected in the consolidated balance sheets.

Senior Notes

Our Senior Notes consist of the following issuances:

		(In millions)			Annual
	Interest	Aggregate		Issuance	Interest
Maturity	Rate	Principal	Discount	Date	Schedule
May 2028	4.125%	$500.0	$0.5	April 2018	May 1 and November 1
July 2028	5.200	500.0	0.1	June 2023	January 5 and July 5
April 2030	3.500	1,000.0	0.7	April 2020	April 3 and October 3
November 2032	5.000	700.0	2.4	September 2022	May 1 and November 1
July 2033	5.450	1,000.0	1.6	June 2023	January 5 and July 5
April 2050	4.125	500.0	5.0	April 2020	April 3 and October 3
November 2052	5.500	300.0	0.3	September 2022	May 1 and November 1

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

In April 2025, we redeemed the $500.0 million aggregate principal amount of outstanding 4.15% senior notes due November 2025. In September 2025, we redeemed the $600.0 million aggregate principal amount of the outstanding 3.875% senior notes due April 2027. In December 2025, we redeemed the $550.0 million aggregate principal amount of the outstanding 4.625% senior notes due November 2027.

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

Future Cash Requirements

The following table summarizes significant estimated future cash requirements under our various contractual obligations and other commitments at January 30, 2026, in total and disaggregated into current (<1 year) and long-term (1 or more years) obligations (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$4,648,666	$14,401	$1,025,359	$1,014,018	$2,594,888
Interest(a)	2,041,024	221,261	417,675	324,352	1,077,736
Self-insurance liabilities(b)	377,601	182,770	132,870	50,230	11,731
Operating lease obligations	13,671,277	2,006,108	3,621,984	2,812,980	5,230,205
Subtotal	$20,738,568	$2,424,540	$5,197,888	$4,201,580	$8,914,560

	Commitments Expiring by Period
Commercial commitments(c)	Total	< 1 year	1 - 3 years	3 - 5 years	5+ years
Letters of credit	$7,415	$7,415	$—	$—	$—
Purchase obligations(d)	2,117,964	1,732,459	385,505	—	—
Subtotal	$2,125,379	$1,739,874	$385,505	$—	$—
Total contractual obligations and commercial commitments	$22,863,947	$4,164,414	$5,583,393	$4,201,580	$8,914,560
(a)	Represents obligations for interest payments on long-term debt and includes projected interest on variable rate long-term debt using 2025 year-end rates and balances. Variable rate long-term debt includes the Revolving Facility (although such facility had a balance of zero as of January 30, 2026), the CP Notes (which had a balance of zero as of January 30, 2026, and which amount is net of $195.0 million held by a wholly owned subsidiary), and interest rate swaps being accounted for as fair value hedges.

(b)	We retain a significant portion of the risk for our workers’ compensation, employee health, general liability, property loss, auto liability, and certain third-party landlord claims exposures. As these obligations do not have scheduled maturities, these amounts represent undiscounted estimates based upon actuarial assumptions. Substantially all amounts are reflected on an undiscounted basis in our consolidated balance sheets.

(c)	Commercial commitments include information technology license and support agreements, supplies, fixtures, letters of credit for import merchandise, and other inventory purchase obligations.

(d)	Purchase obligations include legally binding agreements for software licenses and support, supplies, fixtures, and merchandise purchases (excluding such purchases subject to letters of credit).

Share Repurchase Program

Our common stock repurchase program had a total remaining authorization of approximately $1.38 billion at January 30, 2026. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The repurchase authorization has no expiration date, and future repurchases will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. The repurchase program may be modified or terminated from time to time at the discretion of our Board of Directors. Although we have not repurchased shares under this program since 2022, it remains an important part of our broader capital allocation strategy, and we anticipate resuming share repurchases at the appropriate time. For more detail, see Note 11 to the consolidated financial statements.

Other Considerations

In March 2026, the Board of Directors declared a quarterly cash dividend of $0.59 per share which is payable on or before April 21, 2026 to shareholders of record of our common stock on April 7, 2026. We paid quarterly cash dividends of $0.59 per share in 2025. The Board expects to continue regular quarterly cash dividends, although the declaration and amount of future cash dividends ultimately are subject to the Board’s sole discretion and will depend upon, among other factors, our results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity and other factors that our Board may deem relevant in its sole discretion.

Our inventory balance represented approximately 44% of our total assets exclusive of operating lease assets, goodwill, and other intangible assets as of January 30, 2026. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year as discussed further below. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

As described in Note 7 to the consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity.

Cash Flows

Cash flows from operating activities. Cash flows from operating activities were $3.6 billion in 2025, which represents a $638.4 million increase compared to 2024. Net income increased to $1.5 billion in 2025 as compared to $1.1 billion in 2024. Changes in income taxes resulted in a $199.2 million increase in 2025 compared to a $15.4 million decrease in 2024 primarily due to the increase in pre-tax earnings in 2025 and the timing of payments for income taxes. Changes in accrued expenses resulted in a $250.0 million increase in 2025 compared to a $91.8 million increase in 2024, due primarily to an increase in accrued incentive compensation. Changes in accounts payable resulted in a $185.3 million increase in our working capital in 2025 compared to a $302.9 million increase in 2024, due primarily to the timing of inventory receipts and related payments. Changes in merchandise inventories resulted in a $178.5 million increase in our working capital in 2025 compared to the increase of $230.2 million in 2024 as described in greater detail below.

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

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories decreased by 6% in 2025, decreased by 4% in 2024 and increased by 3% in 2023. The decrease in the 2025 period primarily reflects a decrease in the consumables, seasonal and home products categories due to inventory reduction efforts and core SKU reductions. Offsetting the inventory decreases was an increase in the apparel category primarily due to an increase in overall store count and improvements to inventory in-stock. Percent and dollar changes in our four inventory categories for the past three years were as follows:

	For the Year Ended
	January 30,		January 31,		February 2,
Increase (decrease)	2026		2025		2024
Consumables	$(239.4)	(6)%	$(287.4)	(6)%	$744.5	20%
Seasonal	(88.9)	(7)	14.7	1	(207.1)	(13)
Home products	(69.6)	(9)	(18.3)	(2)	(291.3)	(28)
Apparel	18.5	5	8.0	2	(12.6)	(4)

On a per store basis, inventories at January 30, 2026, decreased by 7.0% compared to the balances at January 31, 2025.

Cash flows from investing activities. Significant components of property and equipment purchases included the following approximate amounts:

	For the Year Ended
	January 30,	January 31,	February 2,
(amounts in millions, except store count amounts)	2026	2025	2024
Existing stores improvements, upgrades, remodels, and relocations	$732.0	$605.3	$683.4
Distribution and transportation-related capital expenditures	215.3	342.9	542.4
New stores primarily for leasehold improvements, fixtures and equipment	203.5	295.9	390.2
Information systems upgrades and technology-related projects	64.4	52.2	67.1
Other	26.0	13.6	17.1
Total purchases of property and equipment	$1,241.2	$1,309.9	$1,700.2

Store Counts
New stores	589	725	987
Remodeled or relocated (a)	4,301	1,706	2,136

(a) Remodeled store counts include 2,000 stores through Project Renovate and 2,254 stores through Project Elevate.

Capital expenditures during 2026 are projected to be in the range of $1.4 billion to $1.5 billion. We anticipate funding 2026 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth and development with approximately 450 new stores in the United States and approximately 10 new stores in Mexico and approximately 4,270 remodels or relocations, including remodeling approximately 2,000 stores through Project Renovate, remodeling approximately 2,250 through Project Elevate, and relocating approximately 20 stores. Capital expenditures in 2026 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives for existing distribution center facilities and replacement of certain transportation related assets; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. During the 2025 period, we had repayments of long-term obligations of $1.7 billion. We paid cash dividends of $519.5 million and did not repurchase shares of our common stock.

During the 2024 period, we had repayments of long-term obligations of $770.2 million. We paid cash dividends of $519.0 million and did not repurchase shares of our common stock.

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

Insurance Liabilities. We retain a significant portion of the risk for our workers’ compensation, employee health, general liability, property loss, auto liability and certain third-party landlord claim exposures. These represent significant costs primarily due to our large employee base and number of stores and fleet vehicles. Provisions are made for these liabilities on an undiscounted basis. Certain of these liabilities are based on actual claim data and estimates of incurred but not reported claims developed using actuarial methodologies based on historical claim trends, which have been and are anticipated to continue to be materially accurate. If future claim trends deviate from recent historical patterns, or other unanticipated events affect the number and significance of future claims, we may be required to record additional expenses or expense reductions, which could be material to our future financial results.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our short-term borrowings, long-term debt, and cash investments. We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Currently, we are counterparty to certain interest rate swaps with a total notional amount of $350.0 million entered into in June 2021. These swaps are scheduled to mature in April 2030. Under the terms of these agreements, we swap fixed interest rates on a portion of our 2030 Senior Notes for compounded SOFR rates. In recent years, our principal interest rate exposure has been from outstanding borrowings under our Revolving Facility as well as our commercial paper program. As of January 30, 2026, we had no consolidated commercial paper borrowings and no borrowings outstanding under our Revolving Facility. For a detailed discussion of our Revolving Facility and our commercial paper program, see Note 5 to the consolidated financial statements.

A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows.

At January 30, 2026, our primary interest rate exposure was from changes in interest rates on our variable rate investment holdings, which are classified as cash and cash equivalents in our consolidated financial statements. The increase in cash and cash equivalents was driven primarily from cash from operations. Based on our outstanding variable rate cash and debt balances as of January 30, 2026, the net annualized effect of a one percentage point decrease in interest rates would have resulted in a pre-tax reduction of our earnings and cash flows of approximately $5.6 million in 2025.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Dollar General Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries (the Company) as of January 30, 2026 and January 31, 2025, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2026 and January 31, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 30, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 20, 2026, expressed an unqualified opinion thereon.

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

Estimate of Workers’ Compensation and General Liability Reserves

Description of the Matter

The Company records expenses and reserves for workers’ compensation matters related to alleged work-related employee accidents and injuries, as well as general liability matters related to alleged non-employee incidents and injuries. At January 30, 2026, the Company’s reserves for self-insurance risks were $377.6 million, which includes workers’ compensation and general liability reserves. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk related to its workers’ compensation and general liability exposures. Accordingly, provisions are recorded for the Company’s estimates of such losses. The undiscounted future claim costs for the workers’ compensation and general liability exposures are estimated using actuarial methods.

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

Nashville, Tennessee

March 20, 2026

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 30,	January 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,138,501	$932,576
Merchandise inventories	6,331,861	6,711,242
Income taxes receivable	17,158	127,132
Prepaid expenses and other current assets	410,283	392,975
Total current assets	7,897,803	8,163,925
Net property and equipment	6,398,589	6,209,481
Operating lease assets	11,072,500	11,163,763
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,050	1,199,700
Other assets, net	56,199	57,275
Total assets	$30,963,730	$31,132,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$14,401	$519,463
Current portion of operating lease liabilities	1,532,489	1,460,114
Accounts payable	4,051,592	3,833,133
Accrued expenses and other	1,263,296	1,045,856
Income taxes payable	99,357	10,136
Total current liabilities	6,961,135	6,868,702
Long-term obligations	4,565,881	5,719,025
Long-term operating lease liabilities	9,605,885	9,764,783
Deferred income taxes	1,038,863	1,103,701
Other liabilities	280,004	262,815
Total liabilities	22,451,768	23,719,026
Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 220,222 and 219,939 shares issued and outstanding at January 30, 2026 and January 31, 2025, respectively	192,694	192,447
Additional paid-in capital	3,909,593	3,812,590
Retained earnings	4,398,466	3,405,683
Accumulated other comprehensive income (loss)	11,209	2,987
Total shareholders’ equity	8,511,962	7,413,707
Total liabilities and shareholders' equity	$30,963,730	$31,132,733

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	January 30,	January 31,	February 2,
	2026	2025	2024
Net sales	$42,724,369	$40,612,308	$38,691,609
Cost of goods sold	29,624,680	28,594,811	26,972,585
Gross profit	13,099,689	12,017,497	11,719,024
Selling, general and administrative expenses	10,896,021	10,303,423	9,272,724
Operating profit	2,203,668	1,714,074	2,446,300
Interest expense, net	230,567	274,320	326,781
Other (income) expense	8,509	—	—
Income before income taxes	1,964,592	1,439,754	2,119,519
Income tax expense	452,281	314,501	458,245
Net income	$1,512,311	$1,125,253	$1,661,274
Earnings per share:
Basic	$6.87	$5.12	$7.57
Diluted	$6.85	$5.11	$7.55
Weighted average shares outstanding:
Basic	220,090	219,877	219,415
Diluted	220,814	220,027	219,938

Dividends per share	$2.36	$2.36	$2.36

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	January 30,	January 31,	February 2,
	2026	2025	2024
Net income	$1,512,311	$1,125,253	$1,661,274
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $49, $(11), and $31, respectively	8,222	2,494	450
Comprehensive income	$1,520,533	$1,127,747	$1,661,724

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balances, February 3, 2023	219,105	$191,718	$3,693,871	$1,656,140	$43	$5,541,772
Net income	—	—	—	1,661,274	—	1,661,274
Dividends paid, $2.36 per common share	—	—	—	(517,999)	—	(517,999)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	450	450
Share-based compensation expense	—	—	51,891	—	—	51,891
Other equity and related transactions	558	488	11,243	—	—	11,731
Balances, February 2, 2024	219,663	$192,206	$3,757,005	$2,799,415	$493	$6,749,119
Net income	—	—	—	1,125,253	—	1,125,253
Dividends paid, $2.36 per common share	—	—	—	(518,985)	—	(518,985)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	2,494	2,494
Share-based compensation expense	—	—	58,738	—	—	58,738
Other equity and related transactions	276	241	(3,153)	—	—	(2,912)
Balances, January 31, 2025	219,939	$192,447	$3,812,590	$3,405,683	$2,987	$7,413,707
Net income	—	—	—	1,512,311	—	1,512,311
Dividends paid, $2.36 per common share	—	—	—	(519,528)	—	(519,528)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	8,222	8,222
Share-based compensation expense	—	—	91,453	—	—	91,453
Other equity and related transactions	283	247	5,550	—	—	5,797
Balances, January 30, 2026	220,222	$192,694	$3,909,593	$4,398,466	$11,209	$8,511,962

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	January 30,	January 31,	February 2,
	2026	2025	2024
Cash flows from operating activities:
Net income	$1,512,311	$1,125,253	$1,661,274
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,046,318	971,703	848,793
Deferred income taxes	(64,718)	(30,345)	72,847
Loss on debt retirement	8,509	—	—
Noncash share-based compensation	91,453	58,738	51,891
Other noncash (gains) and losses	256,265	296,184	88,982
Change in operating assets and liabilities:
Merchandise inventories	178,481	230,208	(299,066)
Prepaid expenses and other current assets	(13,238)	(23,864)	(63,576)
Accounts payable	185,343	302,915	36,940
Accrued expenses and other liabilities	249,971	91,813	(39,189)
Income taxes	199,195	(15,443)	25,303
Other	(15,390)	(11,098)	7,599
Net cash provided by (used in) operating activities	3,634,500	2,996,064	2,391,798
Cash flows from investing activities:
Purchases of property and equipment	(1,241,162)	(1,309,888)	(1,700,222)
Proceeds from sales of property and equipment	3,966	3,561	6,199
Net cash provided by (used in) investing activities	(1,237,196)	(1,306,327)	(1,694,023)
Cash flows from financing activities:
Issuance of long-term obligations	—	—	1,498,260
Repayments of long-term obligations	(1,677,161)	(770,230)	(19,723)
Net increase (decrease) in commercial paper outstanding	—	—	(1,501,900)
Borrowings under revolving credit facilities	—	—	500,000
Repayments of borrowings under revolving credit facilities	—	—	(500,000)
Costs associated with issuance of debt	(487)	(2,319)	(12,438)
Payments of cash dividends	(519,510)	(518,983)	(517,979)
Other equity and related transactions	5,779	(2,912)	11,712
Net cash provided by (used in) financing activities	(2,191,379)	(1,294,444)	(542,068)
Net increase (decrease) in cash and cash equivalents	205,925	395,293	155,707
Cash and cash equivalents, beginning of period	932,576	537,283	381,576
Cash and cash equivalents, end of period	$1,138,501	$932,576	$537,283
Supplemental cash flow information:
Cash paid for:
Interest	$290,420	$336,625	$352,473
Income taxes	$320,586	$354,727	$359,578
Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$1,452,006	$1,592,510	$1,804,934
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$124,097	$90,981	$148,137

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2025, 2024 and 2023, which represent fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024, respectively. The Company’s 2025, 2024 and 2023 accounting periods were each comprised of 52 weeks. The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

The Company sells general merchandise on a retail basis through 20,893 stores (as of January 30, 2026) in 48 U.S. states and Mexico with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. As of January 30, 2026, the Company operated 20 distribution centers for non-refrigerated products, ten cold storage distribution centers, and four combination distribution centers which have both refrigerated and non-refrigerated products. The Company leases 15 of these facilities and the remainder are owned.

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

Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $107.5 million and $94.4 million at January 30, 2026 and January 31, 2025, respectively. These receivables typically settle in less than five days with little or no default risk.

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

The excess of current cost over LIFO cost was approximately $1.124 billion and $913.8 million at January 30, 2026 and January 31, 2025, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision of $211.0 million in 2025,

$38.7 million in 2024, and $61.6 million in 2023, which is included in cost of goods sold in the consolidated statements of income.

The Company purchases its merchandise from a wide variety of suppliers. The Company’s two largest suppliers accounted for approximately 11% and 8%, respectively, of the Company’s purchases in 2025.

Vendor rebates

The Company accounts for all cash consideration received from vendors in accordance with applicable accounting standards pertaining to such arrangements. Substantially all cash consideration received from a vendor, including amounts received through the DG Media Network, is accounted for as a reduction of merchandise purchase costs as earned. However, certain specific, incremental and otherwise qualifying SG&A expenses related to the promotion or sale of vendor products may be offset by cash consideration received from vendors, in accordance with arrangements such as cooperative advertising, when earned for dollar amounts up to but not exceeding actual incremental costs.

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

				January 30,	January 31,
(In thousands)	Life			2026	2025
Land	Indefinite			$267,426	$265,202
Land improvements		20		108,316	108,008
Buildings	39	-	40	2,062,848	2,031,642
Leasehold improvements		(a)		1,551,605	1,300,742
Furniture, fixtures and equipment	3	-	10	7,721,591	7,128,287
Construction in progress				260,336	254,445
Right of use assets - finance leases	Various			212,624	233,751
				12,184,746	11,322,077
Less accumulated depreciation and amortization				(5,786,157)	(5,112,596)
Net property and equipment				$6,398,589	$6,209,481

(a)	Depreciated over the lesser of the applicable lease term or the estimated useful life of the asset.

Depreciation and amortization expense related to property and equipment was approximately $1.037 billion, $963.8 million and $839.9 million for 2025, 2024 and 2023, respectively. Interest on borrowed funds during the construction of property and equipment is capitalized where applicable. Interest costs of $4.1 million, $14.6 million, and $12.5 million were capitalized in 2025, 2024 and 2023, respectively.

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

The determination of fair value under the income approach requires assumptions including forecasts of future cash flows (such as revenue growth rates and operating expenses) and selection of a market-based discount rate. Estimates of market rent are based on market comps and non-binding broker quotes. As these inputs are unobservable, they are classified as Level 3 inputs under the fair value hierarchy (see Note 6). If actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, the Company may be exposed to additional impairment losses in a future period.

The Company recorded impairment charges included in SG&A expense of approximately $57.1 million in 2025, $226.7 million in 2024 and $6.7 million in 2023, to reduce the carrying value of certain of its stores’ assets. Impairment charges for 2024 included store asset and right of use asset impairment charges recorded in connection with the store portfolio optimization review as discussed in Note 12. Such action was deemed necessary based on the Company’s evaluation that such amounts would not be recoverable, resulting in the carrying value of the assets exceeding the estimated undiscounted future cash flows generated by the assets at these locations.

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

Other assets

Noncurrent Other assets consist primarily of investments and qualifying prepaid expenses for maintenance, and utility and other deposits.

Accrued expenses and other liabilities

Accrued expenses and other consist of the following:

	January 30,	January 31,
(In thousands)	2026	2025
Compensation and benefits	$295,206	$171,318
Self-insurance reserves	182,770	165,085
Taxes (other than taxes on income)	330,336	310,568
Other	454,984	398,885
	$1,263,296	$1,045,856

Included in other accrued expenses are liabilities for freight expense, interest, utilities, maintenance and legal settlements.

Supply chain finance programs

The Company utilizes supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell the Company’s payment obligations to designated third party financial institutions. While the terms of these agreements are between the supplier and the financial institution, the supply chain finance financial institutions allow the participating suppliers to utilize the Company’s creditworthiness in establishing credit spreads and associated costs. The payment terms that the Company has with participating suppliers under these programs generally range up to 150 days. The Company’s obligations to its suppliers in accounts payable and accrued expenses, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. As of January 30, 2026 and January 31, 2025, the amount of obligations outstanding that the Company has confirmed with the financial institutions under the supply chain finance program were $385.2 million and $399.7 million, respectively.

A summary of the Company’s supplier finance program activity is as follows:

(In thousands)	2025	2024
Beginning balance	$399,679	$306,781
Amounts added	1,296,994	1,285,484
Amounts settled	(1,311,463)	(1,192,586)
Ending balance	$385,210	$399,679

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

Other liabilities

Other liabilities primarily consist of self-insurance which equaled $194.8 million in 2025 and $169.3 million in 2024.

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

The Company recognizes gift card sales revenue at the time of redemption. The liability for gift cards is established for the cash value at the time of purchase of the gift card. The liability for outstanding gift cards was approximately $17.5 million and $17.4 million at January 30, 2026 and January 31, 2025, respectively, and is recorded in Accrued expenses and other liabilities. Estimated breakage revenue, a percentage of gift cards that will never be redeemed based on historical redemption rates, is recognized over time in proportion to actual gift card redemptions. The Company recorded breakage revenue of $3.6 million, $2.2 million and $2.6 million in 2025, 2024 and 2023, respectively.

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected in SG&A expenses net of earned cooperative advertising amounts provided by vendors which are specific, incremental and otherwise qualifying expenses related to the promotion or sale of vendor products for dollar amounts up to but not exceeding actual incremental costs. Advertising costs were $130.9 million, $122.9 million and $130.6 million in 2025, 2024 and 2023, respectively. These costs primarily include promotional circulars, digital media support, and in-store signage. Vendor funding for cooperative advertising offset reported expenses by $43.2 million, $41.6 million and $35.7 million in 2025, 2024 and 2023, respectively.

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

Accounting standards

In December 2023, the FASB issued an update to the required disclosures for income taxes. The update is intended to improve the rate reconciliation and income taxes paid disclosures to enhance the transparency and decision usefulness of income tax disclosures. The update is effective for fiscal years beginning after December 15, 2024. The Company adopted the required disclosures for this update for fiscal year 2025 and comparable periods.

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

In September 2025, the FASB issued new amendments to the accounting for internal-use software. The amendments remove all references to prescriptive and sequential software development stages. The update is effective for fiscal years beginning after December 15, 2027. The Company is currently assessing the impact of the adoption of this update to its consolidated financial condition, results of operations, and cash flows.

2.Earnings per share

Earnings per share is computed as follows (in thousands except per share data):

	2025
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,512,311	220,090	$6.87
Effect of dilutive share-based awards		724
Diluted earnings per share	$1,512,311	220,814	$6.85

	2024
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,125,253	219,877	$5.12
Effect of dilutive share-based awards		150
Diluted earnings per share	$1,125,253	220,027	$5.11

	2023
		Weighted
	Net	Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$1,661,274	219,415	$7.57
Effect of dilutive share-based awards		523
Diluted earnings per share	$1,661,274	219,938	$7.55

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were approximately 0.1 million, 0.2 million and 0.1 million in 2025, 2024 and 2023, respectively.

3.Income taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2025	2024	2023
Current:
Federal	$415,817	$296,598	$324,339
Foreign	6,075	422	880
State	95,061	47,878	59,181
	516,953	344,898	384,400
Deferred:
Federal	(39,878)	(24,547)	72,769
Foreign	(22)	4	(297)
State	(24,772)	(5,854)	1,373
	(64,672)	(30,397)	73,845
	$452,281	$314,501	$458,245

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2025		2024		2023
U.S. Federal Statutory Tax Rate	$412,564	21.0%	$302,349	21.0%	$445,098	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	55,561	2.8	33,270	2.3	45,037	2.1
Foreign Tax Effects	(2,415)	(0.1)	(4,188)	(0.3)	(1,973)	(0.1)
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Effect of cross-border tax laws	6,567	0.3	3,658	0.3	1,191	0.1
Tax Credits
Jobs tax credits	(41,992)	(2.1)	(41,684)	(2.9)	(43,144)	(2.0)
Other	(150)	—	(49)	—	(120)	—
Changes in valuation allowances	—	—	—	—	—	—
Nontaxable or nondeductible items	23,960	1.2	13,428	0.9	10,158	0.4
Other	(1,814)	(0.1)	7,717	0.5	1,998	0.1
	$452,281	23.0%	$314,501	21.8%	$458,245	21.6%
(a)	For the 2025 year, taxes in Illinois, Texas, Pennsylvania, Florida, New York, Michigan, California, and Alabama made up the majority of state taxes.

The effective income tax rate for 2025 was 23.0% compared to a rate of 21.8% for 2024 which represents a net increase of 1.2 percentage points. The effective income tax rate was higher in 2025 primarily due to a higher state effective tax rate, enactment of Pillar Two minimum tax, and a decreased benefit from jobs-based tax credits due to higher earnings before taxes diluting the rate impact of the credits.

The Company receives a significant income tax benefit from wages paid to certain newly hired employees who qualify for federal jobs credits, principally the Work Opportunity Tax Credit (“WOTC”). The WOTC program previously authorized under the Consolidated Appropriations Act of 2021 expired for employees hired after December 31, 2025. For 2025, the expiration of the WOTC program had an immaterial impact on our effective tax rate. Absent reauthorization, the Company will experience a significant negative impact to the effective tax rate in future years.

The effective income tax rate for 2024 was 21.8% compared to a rate of 21.6% for 2023 which represents a net increase of 0.2 percentage points. The effective income tax rate was higher in 2024 primarily due to a higher state effective tax rate and a decreased benefit from stock-based compensation partially offset by the effect of certain rate-impacting items on lower earnings before taxes.

(In thousands)	2025	2024	2023
Taxes Paid
Federal	$268,355	$311,083	$299,955
Foreign	539	731	403
State	51,692	42,913	59,220
Total income taxes paid, net	$320,586	$354,727	$359,578

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 30,	January 31,
(In thousands)	2026	2025
Deferred tax assets:
Deferred compensation expense	$14,012	$12,914
Accrued expenses	17,146	14,586
Lease liabilities	2,859,506	2,864,218
Accrued insurance	11,990	10,200
Accrued incentive compensation	39,534	10,605
Share based compensation	25,570	19,006
Tax benefit of income tax and interest reserves related to uncertain tax positions	1,165	1,155
State and foreign tax net operating loss carry forwards, net of federal tax	33,353	18,984
State tax credit carry forwards, net of federal tax	17,655	16,187
Other	19,882	21,563
	3,039,813	2,989,418
Less valuation allowances, net of federal income taxes	(36,475)	(22,975)
Total deferred tax assets	3,003,338	2,966,443
Deferred tax liabilities:
Property and equipment	(776,144)	(707,318)
Lease assets	(2,799,242)	(2,806,870)
Inventories	(136,740)	(224,933)
Trademarks	(302,866)	(304,673)
Prepaid insurance	(25,760)	(24,874)
Other	(1,306)	(1,213)
Total deferred tax liabilities	(4,042,058)	(4,069,881)
Net deferred tax liabilities	$(1,038,720)	$(1,103,438)

The Company has state tax credit carryforwards of approximately $17.7 million (net of federal benefit) that will expire beginning in 2029 through 2038. The Company has approximately $48,000 of state apportioned net operating loss carryforwards, which will begin to expire in 2032 and will continue through 2036 and approximately $111.2 million of foreign net operating loss carryforwards, which will begin to expire in 2032 through 2035.

The Company has a valuation allowance for certain state tax credit carryforwards and foreign net operating loss carryforwards and deferred tax assets, in the amount of $36.5 million and $23.0 million (net of federal benefit) which increased income tax expense by $9.6 million and $6.0 million in 2025 and 2024, respectively. Management believes that the results from operations will not generate sufficient taxable income to realize the state deferred tax assets before they expire and, with respect to the foreign deferred tax assets, will assess the existing positive and negative evidence in evaluating a potential release of the valuation allowance on the deferred tax assets in future periods.

Management believes that it is more likely than not that the Company’s results of operations and its existing deferred tax liabilities will generate sufficient taxable income to realize the remaining deferred tax assets.

The Company’s 2021 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2022 through 2024 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, with few exceptions, the Company’s 2022 and later tax years remain open for examination by the various state taxing authorities.

As of January 30, 2026, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $10.8 million, $1.9 million and $0.8 million, respectively, for a total of $13.5 million. As of January 31, 2025, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $11.6 million, $1.7 million and $0.8 million, respectively, for a total of $14.1 million. These totals are reflected in noncurrent Other liabilities in the consolidated balance sheets.

The Company’s reserve for uncertain tax positions is expected to be reduced by $3.0 million in the coming twelve months as a result of expiring statutes of limitations or settlements. As of January 30, 2026 and January 31, 2025, approximately $10.8 million and $11.6 million, respectively, of the uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The amounts associated with uncertain tax positions included in income tax expense consists of the following:

(In thousands)	2025	2024	2023
Income tax expense (benefit)	$(851)	$163	$3,930
Income tax related interest expense (benefit)	154	773	710
Income tax related penalty expense (benefit)	—	826	—

A reconciliation of the uncertain income tax positions from February 3, 2023 through January 30, 2026 is as follows:

(In thousands)	2025	2024	2023
Beginning balance	$11,626	$14,377	$7,988
Increases—tax positions taken in the current year	56	189	665
Increases—tax positions taken in prior years	2,593	4,893	8,101
Decreases—tax positions taken in prior years	—	(5,722)	—
Statute expirations	(3,499)	(2,111)	(1,931)
Settlements	—	—	(446)
Ending balance	$10,776	$11,626	$14,377

The Organization of Economic Cooperation and Development has proposed a global minimum tax of 15% on a country-by-country basis (“Pillar Two”). Pursuant to Pillar Two, countries have enacted minimum tax rates of 15% effective for the 2024 tax year while other countries have enacted or proposed legislation making the 15% minimum tax rate effective for the 2025 tax year or later. The Company operates in a country that recently enacted the 15% minimum tax rate beginning in 2025. The minimum tax did not have a material impact on tax expense on an annual basis.

We are currently assessing the One Big Beautiful Bill Act (“OBBBA”) which was enacted on July 4, 2025. The OBBBA provides full bonus depreciation for certain assets placed into service after January 19, 2025 and an election to expense U.S. incurred research or experimental expenditures. While we are still evaluating the full extent of OBBBA’s impact, in 2025 our U.S. cash taxes decreased with no material impact to our effective tax rate.

4.Leases

As of January 30, 2026, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Many of the Company’s store locations carry a primary lease term of up to 15 years. Certain of the Company’s leased store locations have variable payments based upon actual costs of common area maintenance, real estate taxes and property and liability insurance. In addition, some of the Company’s leased store locations have provisions for variable payments based upon a specified percentage of defined sales volume. The Company’s lease agreements generally do not contain material restrictive covenants.

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

Substantially all of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the consolidated balance sheets. At January 30, 2026, the weighted-average remaining lease term for the Company’s leases was 9.1 years, and the weighted average discount rate was 4.6%. For 2025, 2024 and 2023, operating lease cost of $1.99 billion, $1.89 billion and $1.75 billion, respectively, and variable lease cost of $0.41 billion, $0.39 billion and $0.36 billion, respectively, were reflected in cost of goods sold and SG&A expenses in the Consolidated Statements of Income. Cash paid for amounts included in the measurement of operating lease liabilities of $2.01 billion, $1.91 billion and $1.76 billion, respectively, were reflected in cash flows from operating activities in the Consolidated Statements of Cash Flows for 2025, 2024 and 2023.

The scheduled maturities of the Company’s operating lease liabilities are as follows:

(In thousands)
2026	$2,006,108
2027	1,897,407
2028	1,724,577
2029	1,517,313
2030	1,295,667
Thereafter	5,230,205
Total lease payments (a)	13,671,277
Less imputed interest	(2,532,903)
Present value of lease liabilities	$11,138,374
(a)	Excludes approximately $222.2 million of legally binding minimum lease payments for leases signed which have not yet commenced.

5.Current and long-term obligations

Consolidated current and long-term obligations consist of the following:

	January 30,	January 31,
(In thousands)	2026	2025
Revolving Facility	$—	$—
Unsecured commercial paper notes	—	—
4.150% Senior Notes due November 1, 2025 (net of discount of $0 and $71)	—	499,929
3.875% Senior Notes due April 15, 2027 (net of discount of $0 and $112)	—	599,888
4.625% Senior Notes due November 1, 2027 (net of discount of $0 and $300)	—	549,700
4.125% Senior Notes due May 1, 2028 (net of discount of $128 and $184)	499,872	499,816
5.200% Senior Notes due July 5, 2028 (net of discount of $73 and $99)	499,927	499,901
3.500% Senior Notes due April 3, 2030 (net of discount of $309 and $376)	968,370	953,108
5.000% Senior Notes due November 1, 2032 (net of discount of $1,744 and $1,955)	698,256	698,045
5.450% Senior Notes due July 5, 2033 (net of discount of $1,264 and $1,396)	998,736	998,604
4.125% Senior Notes due April 3, 2050 (net of discount of $4,467 and $4,571)	495,533	495,429
5.500% Senior Notes due November 1, 2052 (net of discount of $280 and $284)	299,720	299,716
Other	148,666	181,076
Debt issuance costs, net	(28,798)	(36,724)
	$4,580,282	$6,238,488
Less: current portion	(14,401)	(519,463)
Long-term obligations	$4,565,881	$5,719,025

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

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of January 30, 2026 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of January 30, 2026, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The credit agreement governing the Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The credit agreement governing the Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. On March 11, 2025, the Company amended the credit agreement governing the Revolving Facility to increase the maximum leverage ratio and decrease the minimum fixed charge ratio through January 30, 2026, or earlier at the Company’s option upon achieving certain financial covenant milestones (“Covenant Relief Period”). During the Covenant Relief Period, the Company was restricted from repurchasing shares and the ability to incur certain additional liens and subsidiary debt was reduced. The credit agreement governing the Revolving Facility also contains customary events of default. As of January 30, 2026, the Company was in compliance with all covenants pertaining to the Revolving Facility.

As of January 30, 2026, the Company had no outstanding borrowings, no outstanding letters of credit, and borrowing availability of $2.375 billion under the Revolving Facility that, due to its intention to maintain borrowing availability related to the commercial paper program described below, could contribute liquidity of $2.18 billion. In addition, the Company had outstanding letters of credit of $58.2 million which were issued pursuant to separate agreements.

Commercial Paper

As of January 30, 2026, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of January 30, 2026, the Company’s consolidated balance sheet reflected no outstanding CP Notes. CP Notes totaling $195.0 million were held by a wholly owned subsidiary of the Company and are therefore not reflected on the consolidated balance sheets.

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

In December 2025, the Company redeemed $550.0 million aggregate principal amount of the outstanding 4.625% senior notes due November 2027 using cash on hand, resulting in a pretax loss of $8.5 million which is reflected in Other (income) expense in the consolidated statement of income.

Collectively, the Company’s Senior Notes mature between 2028 and 2052 (collectively, the “Senior Notes”), each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”). The Company may redeem some or all of its Senior Notes at any time at redemption prices set forth in the Senior Indenture. Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

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

Scheduled debt maturities at January 30, 2026 for the Company’s fiscal years listed below are as follows:

(In thousands)
2026	$14,401
2027	12,672
2028	1,012,687
2029	7,141
2030	1,006,877
Thereafter	2,594,888
Total	4,648,666

6.Assets and liabilities measured at fair value

The following table presents the Company’s assets and liabilities required to be measured at fair value as of January 30, 2026, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	January 30,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2026
Liabilities:
Current and long-term obligations (a)	$4,407,282	$148,666	$—	$4,555,948
Deferred compensation (b)	54,134	—	—	54,134
(a)	Included in the consolidated balance sheet at book value as current portion of long-term obligations of $14,401 and long-term obligations of $4,565,881.
(b)	Reflected at fair value in the consolidated balance sheet as a component of accrued expenses and other current liabilities of $3,297 and a component of noncurrent other liabilities of $50,837.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of January 30, 2026.

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

7.Commitments and contingencies

Legal proceedings

From time to time, the Company is a party to various legal matters in the ordinary course of its business, including actions by employees, consumers, suppliers, government agencies or officials, or others. The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company’s condensed consolidated financial statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made.

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

On January 26 and 29, 2024, and February 1, 2024, respectively, the following shareholder derivative actions were filed in the United States District Court for the Middle District of Tennessee in which the plaintiff shareholders, purportedly on behalf and for the benefit of the Company, allege that certain of the Company’s current and former officers and directors (i) violated their fiduciary duties by misrepresenting the impact of alleged store labor, inventory pricing, and other practices on the Company’s financial results, prospects, and reputation, as well as creating a risk of adverse regulatory action; (ii) wasted corporate assets; and (iii) were unjustly enriched: Nathan Silva v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00083) (“Silva”); Terry Dunn v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00093) (“Dunn”); Kathryn A. Caliguiri Inh Ira Bene Of Catherine Sugarbaker v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00117) (“Caliguiri”) (collectively, the “Federal Court Shareholder Derivative Litigation”). The Silva complaint also alleges certain of the Company’s current and former officers and directors violated federal securities laws and aided and abetted breach of fiduciary duty and that Mr. Vasos violated his fiduciary duties by misusing material, non-public information. The Dunn and Caliguiri complaints additionally allege that certain of the Company’s officers and directors violated their fiduciary duties by recklessly or negligently disregarding workplace safety practices, and that Mr. Vasos, John Garratt and Patricia Fili-Krushel violated their fiduciary duties by misusing material, non-public information. The plaintiffs in the Federal Court Shareholder Derivative Litigation seek both non-monetary and monetary relief for the benefit of the Company. On April 2, 2024, the court consolidated the Silva, Dunn, and Caliguiri actions. On May 2, 2024, the Silva action was dismissed. On May 22, 2024, the court entered an order staying the Dunn and Caliguiri actions pending resolution of the defendants’ anticipated motion to dismiss in the Shareholder Securities Litigation. On July 21, 2025, the court extended the stay pending a ruling on plaintiffs’ motion for leave to file a further amended complaint in the Shareholder Securities Action.

On March 26, 2024 and March 28, 2024, respectively, the following shareholder derivative actions were filed in the Chancery Court for Davidson County, Tennessee: Todd Hellrigel v. Todd J. Vasos et al. (Case No. 24-0392-I) (“Hellrigel"); Steve Southwell v. Todd Vasos, et al. (Case No. 24-0379-I) (“Southwell”) (collectively, the “State Court Shareholder Derivative Litigation”). The claims in the State Court Shareholder Derivative Litigation include allegations that certain of the Company’s current and former officers and directors (i) violated their fiduciary duties by misrepresenting the impact of alleged store labor, inventory pricing and other practices on the Company’s financial results, prospects, and reputation, as well as creating a risk of adverse regulatory action; (ii) were unjustly enriched; and (iii) that Mr. Vasos, Mr. Garratt, Warren Bryant, and Ms. Fili-Krushel violated their fiduciary duties by misusing material, non-public information. The relief sought is substantially the same as the relief sought in the Federal Court Derivative Shareholder Litigation. On May 20, 2024, the court entered an agreed order consolidating the Hellrigel and Southwell actions, appointing lead counsel, and staying the State Court Shareholder Derivative Litigation pending resolution of defendants’ anticipated motion to dismiss the Shareholder Securities Litigation. On July 23, 2025, the court extended the stay pending a ruling on plaintiffs’ motion for leave to file a further amended complaint in the Shareholder Securities Action.

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

A participant’s right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2025, 2024 and 2023, the Company expensed approximately $40.2 million, $38.2 million and $35.9 million, respectively, for matching contributions.

The Company also has a compensation deferral plan (“CDP”) and a nonqualified supplemental retirement plan (“SERP”), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and other key employees. The Company incurred compensation expense for these plans of approximately $0.8 million in 2025, $0.7 million in 2024 and $1.0 million in 2023.

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

The weighted average for key assumptions used in determining the fair value of all stock options granted in the years ended January 30, 2026, January 31, 2025, and February 2, 2024, and a summary of the methodology applied to develop each assumption, are as follows:

	January 30,	January 31,	February 2,
	2026	2025	2024
Expected dividend yield	2.9%	1.6%	1.5%
Expected stock price volatility	35.9%	30.4%	27.7%
Weighted average risk-free interest rate	4.3%	4.1%	4.1%
Expected term of options (years)	5.1	4.7	4.7

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

A summary of the Company’s stock option activity during the year ended January 30, 2026 is as follows:

		Average	Remaining
	Options	Exercise	Contractual	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Price	Term in Years	Value
Balance, January 31, 2025	2,959,938	$160.60
Granted	4,421	82.58
Exercised	(138,611)	88.20
Canceled or expired	(254,791)	167.95
Balance, January 30, 2026	2,570,957	$163.64	5.8	$23,450
Exercisable at January 30, 2026	1,581,531	$170.36	4.6	$13,649

The weighted average grant date fair value per share of options granted was $24.16, $42.06 and $44.97 during 2025, 2024 and 2023, respectively. The intrinsic value of options exercised during 2025, 2024 and 2023, was $4.7 million, $4.8 million and $19.0 million, respectively.

The number of performance share unit awards earned is based upon the Company’s financial performance as specified in the award agreement. A summary of performance share unit award activity during the year ended January 30, 2026 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, January 31, 2025	71,730
Granted	454,393
Converted to common stock	(7,651)
Canceled	(79,968)
Balance, January 30, 2026	438,504	$62,895

All performance share unit awards at January 30, 2026 are unvested, and the number of such awards which will ultimately vest will be based in part on the Company’s financial performance in future years. The weighted average grant date fair value per share of performance share units granted was $84.08, $154.21 and $208.13 during 2025, 2024 and 2023, respectively.

A summary of restricted stock unit award activity during the year ended January 30, 2026 is as follows:

	Units	Intrinsic
(Intrinsic value amounts reflected in thousands)	Issued	Value
Balance, January 31, 2025	641,960
Granted	1,264,784
Converted to common stock	(208,431)
Canceled	(217,557)
Balance, January 30, 2026	1,480,756	$212,385

The weighted average grant date fair value per share of restricted stock units granted was $85.11, $130.78 and $193.78 during 2025, 2024 and 2023, respectively.

At January 30, 2026, the total unrecognized compensation cost related to unvested stock-based awards was $112.1 million with an expected weighted average expense recognition period of 1.7 years.

The fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in income before and net of income taxes as follows:

	Stock	Performance	Restricted
(In thousands)	Options	Share Units	Stock Units	Total
Year ended January 30, 2026
Pre-tax	$17,287	$16,414	$57,752	$91,453
Net of tax	$13,311	$12,639	$44,469	$70,419
Year ended January 31, 2025
Pre-tax	$21,137	$970	$36,631	$58,738
Net of tax	$16,529	$759	$28,645	$45,933
Year ended February 2, 2024
Pre-tax	$19,400	$1,732	$30,759	$51,891
Net of tax	$15,210	$1,358	$24,115	$40,683

10.Segment reporting

The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company’s business. As of January 30, 2026, the Company’s retail store operations were primarily located within the United States. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(in thousands)	2025	2024	2023
Classes of similar products:
Consumables	$35,053,180	$33,370,910	$31,342,595
Seasonal	4,327,364	4,073,317	4,083,790
Home products	2,213,521	2,074,379	2,163,806
Apparel	1,130,304	1,093,702	1,101,418
Net sales	$42,724,369	$40,612,308	$38,691,609

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

(in thousands)	2025	2024	2023
Net sales	$42,724,369	$40,612,308	$38,691,609
Less:
Shrink included in cost of goods sold	634,293	928,896	910,674
Cost of goods sold, excluding shrink(b)	28,990,387	27,665,915	26,061,911
Interest expense, net	230,567	274,320	326,781
Income tax expense	452,281	314,501	458,245
Other segment items (a)(b)	10,904,530	10,303,423	9,272,724
Consolidated net income	$1,512,311	$1,125,253	$1,661,274

(a)	Other segment items include all remaining SG&A expenses and other (income) expense as disclosed in the consolidated statements of income which were not deemed individually significant for disclosure. These expense items include rent expense as disclosed in Note 4 as well as advertising costs and impairment expense as disclosed in Note 1.
(b)	Depreciation and amortization expense included in cost of goods sold, SG&A expenses and interest expense, net was approximately $1.04 billion, $971.7 million and $848.8 million for 2025, 2024 and 2023.

11.Common stock transactions

As of January 30, 2026, the Company had approximately $1.38 billion available under its Board of Directors (“Board”) authorized common stock repurchase program. The repurchase authorization has no expiration date and allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. Repurchases under the program may be funded from available cash or borrowings including under the Company’s Revolving Facility and issuance of CP Notes discussed in further detail in Note 5.

During the years ended January 30, 2026, January 31, 2025 and February 2, 2024, the Company repurchased no shares of its common stock.

In March 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.59 per share, which is payable on or before April 21, 2026 to shareholders of record on April 7, 2026. The Company paid quarterly cash dividends of $0.59 per share in 2025. The amount and declaration of future cash dividends is subject to the sole discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity and other factors that the Board may deem relevant in its sole discretion.

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

Impairment of long-lived tangible and right-of-use assets. As a result of the impairment analysis performed in the fourth quarter, the Company recognized impairment charges related to certain retail stores, mostly related to pOpshelf stores for the fiscal year ended January 31, 2025. These impairment charges were primarily driven by lower projected future revenues and lower market rate assessments.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of January 30, 2026.

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

(c) Attestation Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Dollar General Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dollar General Corporation and subsidiaries’ internal control over financial reporting as of January 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dollar General Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated March 20, 2026, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

March 20, 2026

(d) Changes in Internal Control Over Financial Reporting. There have been no changes during the quarter ended January 30, 2026, in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements. During our fiscal quarter ended January 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees is contained under the captions “Who are the nominees this year” and “Are there any family relationships between any of the directors, executive officers or nominees,” in each case under the heading “Proposal 1: Election of Directors” in our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders to be held on May 28, 2026 (the “2026 Proxy Statement”), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers,” which information under such caption is incorporated herein by reference.

(b) Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our employees, officers and Board members. The Code of Ethics is posted on our Internet website at https://investor.dollargeneral.com. If we choose to no longer post the Code of Ethics, we will provide a free copy to any person upon written request to Dollar General Corporation, c/o Investor Relations Department, 100 Mission Ridge, Goodlettsville, TN 37072. We intend to provide any required disclosure of an amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at https://investor.dollargeneral.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

(c) Audit Committee Information. The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the audit committee are Ana M. Chadwick, Warren F. Bryant, Michael M. Calbert and Debra A. Sandler. Information required by this Item 10 regarding persons determined by our Board of Directors to be audit committee financial experts is contained under the caption “Does an audit committee financial expert serve on the Audit Committee,” under the heading “Corporate Governance” in the 2026 Proxy Statement, which information is incorporated herein by reference.

(d) Insider Trading Policy. The Company has adopted an insider trading policy that governs and contains procedures regarding the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. The policy also contains provisions that are applicable to the Company’s trading in its own securities. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, compensation committee interlocks and insider participation, and the Company’s policies and practices related to the grant timing of certain equity awards is contained under the captions “Director Compensation” and “Executive Compensation” in the 2026 Proxy Statement, which information under such captions (but not including information under the “Pay Versus Performance” heading under the caption “Executive Compensation”) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plan Information. The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of January 30, 2026:

Number of
securities remaining
available for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,653,023	$163.64	8,097,623
Equity compensation plans not approved by security holders	—	—	—
Total(1)	4,653,023	$163.64	8,097,623
(1)	Column (a) consists of shares of common stock issuable upon exercise of outstanding options and upon vesting and payment of outstanding restricted stock units, performance share units and deferred shares, including any dividend equivalents accrued thereon, under the 2021 Stock Incentive Plan and the Amended and Restated 2007 Stock Incentive Plan. Restricted stock units, performance share units, deferred shares and dividend equivalents are settled for shares of common stock on a one-for-one basis and have no exercise price. Accordingly, they have been excluded for purposes of computing the weighted-average exercise price in column (b). Column (c) consists of shares remaining available for future grants pursuant to the 2021 Stock Incentive Plan, whether in the form of options, stock appreciation rights, stock, restricted stock, restricted stock units, performance share units or other stock-based awards.

(b) Other Information. The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption “Security Ownership” in the 2026 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2026 Proxy Statement, which information under such caption is incorporated herein by reference.

The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2026 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2026 Proxy Statement, which information under such caption is incorporated herein by reference.

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

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the SEC on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

4.1

Form of 4.125% Senior Notes due 2028 (included in Exhibit 4.9) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.2

Form of 5.200% Senior Notes due 2028 (included in Exhibit 4.14) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated June 5, 2023, filed with the SEC on June 7, 2023 (file no. 001-11421))

4.3

Form of 3.500% Senior Notes due 2030 (included in Exhibit 4.10) (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.4

Form of 5.000% Senior Notes due 2032 (included in Exhibit 4.12) (incorporated by reference to Exhibit 4.5 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.5

Form of 5.450% Senior Notes due 2033 (included in Exhibit 4.15) (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated June 5, 2023, filed with the SEC on June 7, 2023 (file no. 001-11421))

4.6

Form of 4.125% Senior Notes due 2050 (included in Exhibit 4.11) (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.7

Form of 5.500% Senior Notes due 2052 (included in Exhibit 4.13) (incorporated by reference to Exhibit 4.7 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.8

Indenture, dated as of July 12, 2012, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))

4.9

Seventh Supplemental Indenture, dated as of April 10, 2018, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 10, 2018, filed with the SEC on April 10, 2018 (file no. 001-11421))

4.10

Eighth Supplemental Indenture, dated as of April 3, 2020, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.11

Ninth Supplemental Indenture, dated as of April 3, 2020, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated April 3, 2020, filed with the SEC on April 3, 2020 (file no. 001-11421))

4.12

Twelfth Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.5 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.13

Thirteenth Supplemental Indenture, dated as of September 20, 2022, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.7 to Dollar General Corporation’s Current Report on Form 8-K dated September 20, 2022, filed with the SEC on September 20, 2022 (file no. 001-11421))

4.14

Fourteenth Supplemental Indenture, dated as of June 7, 2023, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated June 5, 2023, filed with the SEC on June 7, 2023 (file no. 001-11421))

4.15

Fifteenth Supplemental Indenture, dated as of June 7, 2023, between Dollar General Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by refence to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated June 5, 2023, filed with the SEC on June 7, 2023 (file no. 001-11421))

4.16

Amended and Restated Credit Agreement, dated as of September 3, 2024 among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated September 3, 2024, filed with the SEC on September 3, 2024 (file no. 001-11421))

4.17

Amendment No. 1 to the Credit Agreement, dated as of March 11, 2025, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated March 11, 2025 filed with the SEC on March 13, 2025 (file no. 001-11421))

4.18

Material terms of outstanding securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, as required by Item 202(a)-(d) and (f) of Regulation S-K (incorporated by reference to Exhibit 4.24 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 21, 2025 (file no. 001-11421))

10.1

Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (adopted November 30, 2016 and approved by shareholders on May 31, 2017) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2016, filed with the SEC on December 1, 2016 (file no. 001-11421))*

10.2

Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Appendix A to Dollar General Corporation’s 2021 Definitive Proxy Statement, filed with the SEC on April 1, 2021 (file no.001-11421))*

10.3

Form of Stock Option Award Agreement (approved March 22, 2017) for annual awards beginning March 2017 and prior to March 2018 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.4

Form of Stock Option Award Agreement (approved March 21, 2018) for annual awards beginning March 2018 and prior to March 2021 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.5

Form of Stock Option Award Agreement (approved March 16, 2021) for annual awards beginning March 2021 and prior to March 2022 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.6

Form of Stock Option Award Agreement (approved March 15, 2022) for annual awards beginning March 2022 and prior to March 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))*

10.7

Form of Stock Option Award Agreement (approved March 21, 2024) for annual awards beginning March 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))*

10.8

Form of Stock Option Award Agreement (approved March 22, 2017) for awards beginning March 2017 and prior to December 2017 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017, filed with the SEC on March 24, 2017 (file no. 001-11421))*

10.9

Form of Stock Option Award Agreement (approved December 5, 2017) for awards beginning December 2017 and prior to March 2021 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2017, filed with the SEC on December 7, 2017 (file no. 001-11421))*

10.10

Form of Stock Option Award Agreement (approved August 24, 2021) for awards beginning August 2021 and prior to May 2022 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2021, filed with the SEC on August 26, 2021 (file no. 001-11421))*

10.11

Form of Stock Option Award Agreement (approved May 24, 2022) for awards beginning May 2022 and prior to March 2024 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2022, filed with the SEC on May 26, 2022 (file no. 001-11421))*

10.12

Form of Stock Option Award Agreement (approved March 21, 2024) for awards beginning March 2024 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))*

10.13

Form of Performance Share Unit Award Agreement (approved March 28, 2023) for 2023 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2023, filed with the SEC on June 1, 2023 (file no. 001-11421))*

10.14

Form of Performance Share Unit Award Agreement (approved March 21, 2024) for 2024 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))*

10.15

Form of Performance Share Unit Award Agreement (approved March 18, 2025) for 2025 awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 21, 2025 (file no. 001-11421))*

10.16

Form of Performance Share Unit Award Agreement (approved March 17, 2026) for awards beginning March 2026 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan*

10.17

Form of Restricted Stock Unit Award Agreement (approved March 15, 2022) for annual awards beginning March 2022 and prior to March 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))*

10.18

Form of Restricted Stock Unit Award Agreement (approved March 21, 2024) for 2024 annual awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))*

10.19

Form of Restricted Stock Unit Award Agreement (approved March 18, 2025) for 2025 annual awards to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 21, 2025 (file no. 001-11421))*

10.20

Form of Restricted Stock Unit Award Agreement (approved March 17, 2026) for annual awards beginning March 2026 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan*

10.21

Form of Restricted Stock Unit Award Agreement (approved May 28, 2025) for awards beginning June 2025 and prior to March 2026 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2025, filed with the SEC on June 3, 2025 (file no. 001-11421))*

10.22

Form of Restricted Stock Unit Award Agreement (approved March 17, 2026) for awards beginning March 2026 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan*

10.23

Form of Restricted Stock Unit Award Agreement (approved November 4, 2024) for retention awards beginning November 2024 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 21, 2025 (file no.001-11421))*

10.24

Form of Restricted Stock Unit Award Agreement for awards prior to May 2011 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))

10.25

Form of Restricted Stock Unit Award Agreement (approved May 24, 2011) for awards beginning May 2011 and prior to May 2014 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421))

10.26

Form of Restricted Stock Unit Award Agreement (approved May 28, 2014) for awards beginning May 2014 and prior to February 2015 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001-11421))

10.27

Form of Restricted Stock Unit Award Agreement (approved December 3, 2014) for awards beginning February 2015 and prior to May 2016 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.28

Form of Restricted Stock Unit Award Agreement (approved May 24, 2016) for awards beginning May 2016 and prior to May 2017 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))

10.29

Form of Restricted Stock Unit Award Agreement (approved May 30, 2017) for awards beginning May 2017 and prior to May 2021 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2017, filed with the SEC on June 1, 2017 (file no. 001-11421))

10.30

Form of Restricted Stock Unit Award Agreement (approved May 25, 2021) for May 2021 awards to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, filed with the SEC on May 27, 2021 (file no. 001-11421))

10.31

Form of Restricted Stock Unit Award Agreement (approved May 24, 2022) for annual awards beginning May 2022 and prior to May 2024 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2022, filed with the SEC on May 26, 2022 (file no. 001-11421))

10.32

Form of Restricted Stock Unit Award Agreement (approved May 28, 2024) for May 2024 annual awards to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2024, filed with the SEC on May 30, 2024 (file no. 001-11421))

10.33

Form of Restricted Stock Unit Award Agreement (approved May 28, 2025) for annual awards beginning May 2025 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2025, filed with the SEC on June 3, 2025 (file no. 001-11421))

10.34

Form of Restricted Stock Unit Award Agreement (approved August 23, 2022) for awards beginning August 2022 and prior to August 2024 to new non-employee directors of Dollar General Corporation other than annual awards pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2022, filed with the SEC on August 25, 2022) (file no. 001-11421))

10.35

Form of Restricted Stock Unit Award Agreement (approved August 27, 2024) for awards beginning August 2024 to new non-employee directors of Dollar General Corporation other than annual awards pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2024, filed with the SEC on August 29, 2024 (file no. 001-11421))

10.36

Form of Restricted Stock Unit Award Agreement (approved January 26, 2016) for awards beginning February 1, 2016 and prior to November 28, 2018 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

10.37

Form of Restricted Stock Unit Award Agreement (approved November 28, 2018) for awards beginning after November 28, 2018 and prior to January 31, 2022 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2018, filed with the SEC on December 4, 2018 (file no. 001-11421))

10.38

Form of Restricted Stock Unit Award Agreement (approved January 20, 2022) for awards beginning January 31, 2022 and prior to February 3, 2025 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 18, 2022 (file no. 001-11421))

10.39

Form of Restricted Stock Unit Award Agreement (approved January 27, 2025) for February 3, 2025 award to non-executive Chairman of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 21, 2025 (file no. 001-11421))

10.40

Form of Restricted Stock Unit Award Agreement (approved January 29, 2026) for awards beginning February 4, 2026 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan

10.41

Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.42

First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.43

Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001-11421))*

10.44

Dollar General Corporation Non-Employee Director Deferred Compensation Plan (approved December 3, 2014) (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.45

Form of Dollar General Corporation Teamshare Incentive Program for Named Executive Officers for use beginning fiscal year 2025 (incorporated by reference to Exhibit 10.45 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 21, 2025 (file no. 001-11421))*

10.46

Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.36 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, filed with the SEC on March 23, 2018 (file no. 001-11421))*

10.47

Dollar General Corporation Executive Relocation Policy, as amended (effective December 2, 2025) (incorporated by reference to Exhibit 10.7 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2025, filed with the SEC on December 4, 2025) (file no. 001-11421))*

10.48

Summary of Non-Employee Director Compensation effective January 31, 2026 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2025, filed with the SEC on December 4, 2025 (file no. 001-11421))

10.49

Employment Agreement between Dollar General Corporation and Todd J. Vasos, effective October 12, 2023 (incorporated by reference to Exhibit 99.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 12, 2023, filed with the SEC on October 12, 2023 (file no. 001-11421))*

10.50

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 17, 2020) for March 17, 2020 award (incorporated by reference to Exhibit 10.38 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020 (file no. 001-11421))*

10.51

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2021) for March 16, 2021 award (incorporated by reference to Exhibit 10.42 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 19, 2021 (file no. 001-11421))*

10.52

Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos dated October 17, 2023 (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2023, filed with the SEC on December 7, 2023) (file no. 001-11421))*

10.53

Form of Performance Share Unit Agreement between Dollar General Corporation and Donny H. Lau for fiscal year 2025 new hire award (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2025, filed with the SEC on August 28, 2025 (file no. 0001-11421))*

10.54

Form of Restricted Stock Unit Award Agreement between Dollar General Corporation and Donny H. Lau for fiscal year 2025 special inducement award (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2025, filed with the SEC on August 28, 2025 (file no. 001-11421))*

10.55

Form of Executive Vice President Employment Agreement with attached Schedule of Executive Officers who have executed an employment agreement in such form (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 4, 2024, filed with the SEC on April 8, 2024 (file no. 001-11421))*

10.56

Amended Schedule of Executive officers who have executed an employment agreement in the form of Executive Vice President Employment Agreement filed as Exhibit 10.55 (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2025, filed with the SEC on December 4, 2025 (file no. 001-11421))*

10.57

Form of Senior Vice President Employment Agreement with attached Schedule of Senior Vice President-level Executive Officers who have executed an employment agreement in such form (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2024, filed with the SEC on May 30, 2024 (file no. 001-11421))*

10.58

Amendment to Employment Agreement by and between Dollar General Corporation and Emily C. Taylor, effective November 16, 2025 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Current Report on Form 8-K dated November 12, 2025, filed with the SEC on November 13, 2025 (file no. 001-11421))*

10.59

Amendment to Employment Agreement by and between Dollar General Corporation and Steven R. Deckard, effective November 12, 2025 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Current Report on Form 8-K/A dated November 12, 2025, filed with the SEC on November 17, 2025 (file no. 001-11421))*

19

Dollar General Corporation Insider Trading Policy (incorporated by reference to Exhibit 19 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 21, 2025 (file no. 001-11421))

21	List of Subsidiaries of Dollar General Corporation

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney (included as part of the signature pages hereto)

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

97

Dollar General Corporation Amended and Restated Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024 (file no. 001-11421))*

101

Interactive data files for Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements

104	The cover page from Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026 (formatted in Inline XBRL and contained in Exhibit 101)
*	Management Contract or Compensatory Plan

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR GENERAL CORPORATION

Date: March 20, 2026	By:	/s/ Todd J. Vasos
Todd J. Vasos,
Chief Executive Officer

We, the undersigned directors and officers of the registrant, hereby severally constitute Todd J. Vasos, Donny H. Lau and Anita C. Elliott, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Todd J. Vasos	Chief Executive Officer & Director	March 20, 2026
TODD J. VASOS	(Principal Executive Officer)

/s/ Donny H. Lau	Executive Vice President & Chief Financial Officer	March 20, 2026
DONNY H. LAU	(Principal Financial Officer)

/s/ Anita C. Elliott	Senior Vice President & Chief Accounting Officer	March 20, 2026
ANITA C. ELLIOTT	(Principal Accounting Officer)

/s/ Warren F. Bryant	Director	March 20, 2026
WARREN F. BRYANT

/s/ Michael M. Calbert	Director	March 20, 2026
MICHAEL M. CALBERT

/s/ Ana M. Chadwick	Director	March 20, 2026
ANA M. CHADWICK

/s/ Timothy I. McGuire	Director	March 20, 2026
TIMOTHY I. MCGUIRE

/s/ David P. Rowland	Director	March 20, 2026
DAVID P. ROWLAND

/s/ Debra A. Sandler	Director	March 20, 2026
DEBRA A. SANDLER

/s/ Ralph E. Santana	Director	March 20, 2026
RALPH E. SANTANA

/s/ Kathleen M. Scarlett	Director	March 19, 2026
KATHLEEN M. SCARLETT