Form 10-Q
period 2026-05-01
DOLLAR GENERAL CORP
filed 2026-06-02
CIK 29534

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2026

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

The Registrant had 220,586,647 shares of common stock outstanding on May 29, 2026.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act, throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “accelerate,” “aim,” “assume,” “anticipate,” “believe,” “can,” “committed,” “continue,” “could,” “drive,” “estimate,” “expect,” “focused on,” “forecast,” “future,” “goal,” “intend,” “likely,” “long-term,” “may,” “objective,” “ongoing,” “opportunity,” “outlook,” “over time,” “plan,” “position,” “potential,” “predict,” “project,” “prospect,” “scheduled,” “seek,” “should,” “strive,” “subject to,” “uncertain,” “will” or “would” and similar expressions that concern our strategies, plans, initiatives, intentions, outlook or beliefs about future occurrences or results. For example, all statements relating to, among others, the following are forward-looking statements:

●	our projections and expectations regarding expenditures, costs, cash flows, results of operations, financial condition and liquidity;
●	our expectations regarding economic and competitive market conditions;
●	our plans, objectives, and expectations regarding future operations, growth, investments and initiatives, including but not limited to our real estate, store growth and international expansion plans, store remodels, store formats or concepts, shrink and damages reduction actions, inventory reduction efforts, and anticipated progress and impact of our strategic initiatives (including but not limited to our digital initiatives and related delivery component, DG Media Network, and pOpshelf) and our merchandising, margin enhancing, distribution/transportation efficiency, store manager turnover reduction and other initiatives;
●	expectations regarding sales and mix of consumable and non-consumable products, customer traffic, basket size, shrink, damages and inventory levels;
●	expectations regarding tariff (including tariff refunds), inflationary, fuel and labor pressures;
●	expectations regarding cash dividends and stock repurchases;
●	anticipated borrowing under our credit agreement and our commercial paper program;
●	potential impact of legal or regulatory changes or governmental assistance or stimulus programs and our responses thereto, including without limitation potential further federal, state and/or local minimum wage increases or changes to salary levels, as well as changes to certain government policies and assistance programs, such as Supplemental Nutrition Assistance Program (“SNAP“) benefits, unemployment benefits, and economic stimulus payments; and
●	expected outcome or effect of pending or threatened legal disputes, governmental actions, litigation or audits.

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

and refunds; decreases in, or elimination of, government assistance programs or subsidies such as unemployment and food/nutrition assistance programs, student loan repayment forgiveness and economic stimulus payments; commodity rates; transportation, lease and insurance costs; wage rates (including the possibility of increased federal, and further increased state and/or local minimum wage rates/salary levels); foreign exchange rate fluctuations; measures that create barriers to or increase the costs of international trade (including sustained higher import duties or tariffs on both products that we sell and those that we use in our business); the dynamic and uncertain tariff environment (including its impact on our profitability and on our customers’ response to price increases, as well as the uncertainty regarding the exact timing and amount of any tariff refund payments); and changes in laws and regulations and their effect on, as applicable, customer spending, confidence and disposable income, our ability to execute our strategies and initiatives, our cost of goods sold, our SG&A expenses (including real estate and building costs), and our sales and profitability;

●	failure to achieve or sustain our strategies, initiatives and investments, including those relating to merchandising (including those related to non-consumable products), real estate and new store development, mature stores and store remodels (including Project Elevate), international expansion, store formats and concepts, digital, marketing, shrink, damages, sourcing, private brand, inventory management, supply chain, private fleet, store operations, expense reduction, technology, pOpshelf, and DG Media Network;

●	competitive pressures and changes in the competitive environment and the geographic and product markets where we operate, including, but not limited to, pricing, promotional activity, expanded availability of mobile, web-based and other digital technologies, effective use of artificial intelligence, and alliances or other business combinations;

●	failure to timely and cost-effectively execute our real estate projects and timely meet our financial expectations, or to anticipate or successfully address the challenges imposed by our expansion, including into new countries or domestic markets, states, or urban or suburban areas;

●	levels of inventory shrinkage and damages;

●	failure to successfully manage inventory balances and in-stock levels, as well as to predict customer trends, spending levels, or price sensitivity;

●	failure to maintain the security of our business, customer, employee or vendor information or to comply with privacy laws, or our or one of our vendors falling victim to a cyberattack (which risk is heightened as a result of political uncertainty involving China, the conflict between Russia and Ukraine and the conflict in the Middle East) that prevents us from operating all or a portion of our business;

●	damage or interruption to our information systems as a result of external factors, staffing shortages or challenges in maintaining or updating our existing technology or developing, implementing or integrating new technology (including artificial intelligence);

●	a significant disruption to our distribution network, the capacity of our distribution centers or the timely receipt of inventory; increased fuel or transportation costs (including those related to the conflict in the Middle East); issues related to supply chain disruptions or seasonal buying pattern disruptions; or delays in constructing, opening or staffing new distribution centers (including temperature-controlled distribution centers);

●	risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade (for example, increasing tariffs on imported goods, political uncertainty involving China, disruptive political events such as the conflict between Russia and Ukraine and the conflict in the Middle East, the dynamic and uncertain tariff environment (including the uncertainty regarding the exact timing and amount of any tariff refund payments), and port labor disputes/agreements);

●	natural disasters, unusual weather conditions (whether or not caused by climate change), pandemic outbreaks or other health crises, political or civil unrest, acts of war, violence or terrorism, and disruptive global political events (for example, political uncertainty involving China, the conflict between Russia and Ukraine and the conflict in the Middle East);

●	product liability, product recall or product safety, labeling or other product-related claims;

●	incurrence of material uninsured losses, excessive insurance costs or accident costs;

●	failure to attract, develop and retain qualified employees while controlling labor costs (including the possibility of increased federal, and further increased state and/or local minimum wage rates/salary levels), and other labor issues, including employee expectations and productivity and employee safety issues;

●	loss of key personnel or inability to hire additional qualified personnel, ability to successfully execute management transitions within our senior leadership, or inability to enforce non-compete agreements that we have in place with management personnel or enter into new non-compete agreements;

●	risks associated with our private brands, including, but not limited to, our level of success in improving their gross profit rate at expected levels;

●	failure to protect our reputation;

●	seasonality of our business;

●	reliance on third parties in many aspects of our business;

●	deterioration in market conditions, including market disruptions, adverse conditions in the financial markets including financial institution failures, limited liquidity and interest rate increases, changes in our credit profile (including our current increased debt levels or any downgrade to our credit ratings), compliance with covenants and restrictions under our debt agreements, and the amount of our available excess capital;

●	impact of market and other factors on the volatility of our common stock price;

●	the impact of changes in or noncompliance with governmental regulations and requirements, including, but not limited to, those dealing with the sale of products, including without limitation, product and food safety, marketing, labeling or pricing; information security and privacy; labor and employment; employee wages, salary levels and benefits (including the possibility of increased federal, and further increased state and/or local minimum wage rates/salary levels); health and safety; real property; public accommodations; imports and customs; transportation; intellectual property; bribery and anti-corruption; climate change; and environmental compliance (including any required public disclosures related thereto), as well as tax laws and policies (including those related to federal, state or foreign corporate income taxes), the interpretation of existing tax laws, the expiration of the Work Opportunity Tax Credit, or our failure to sustain our reporting positions negatively affecting our overall effective tax rate, and uncertainty surrounding potential changes to the regulatory environment under the current U.S. administration;

●	developments in or outcomes of private actions, class actions, multi-district litigation, arbitrations, derivative actions, administrative proceedings, regulatory actions or other litigation or of inquiries from federal, state and local agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress, and other local, state, federal and international governmental authorities;

●	new accounting guidance or changes in the interpretation or application of existing guidance;

●	factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended January 30, 2026; and

●	factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	May 1,	January 30,
	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$1,353,113	$1,138,501
Merchandise inventories	6,635,903	6,331,861
Income taxes receivable	12,016	17,158
Prepaid expenses and other current assets	466,444	410,283
Total current assets	8,467,476	7,897,803
Net property and equipment	6,471,946	6,398,589
Operating lease assets	11,165,359	11,072,500
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,061	1,200,050
Other assets, net	56,222	56,199
Total assets	$31,699,653	$30,963,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$13,302	$14,401
Current portion of operating lease liabilities	1,553,358	1,532,489
Accounts payable	4,341,284	4,051,592
Accrued expenses and other	1,139,351	1,263,296
Income taxes payable	195,724	99,357
Total current liabilities	7,243,019	6,961,135
Long-term obligations	4,563,106	4,565,881
Long-term operating lease liabilities	9,668,635	9,605,885
Deferred income taxes	1,089,414	1,038,863
Other liabilities	292,195	280,004
Total liabilities	22,856,369	22,451,768
Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock	—	—
Common stock	193,013	192,694
Additional paid-in capital	3,926,810	3,909,593
Retained earnings	4,712,449	4,398,466
Accumulated other comprehensive income (loss)	11,012	11,209
Total shareholders’ equity	8,843,284	8,511,962
Total liabilities and shareholders' equity	$31,699,653	$30,963,730

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	May 1,	May 2,
	2026	2025
Net sales	$10,786,965	$10,435,979
Cost of goods sold	7,376,493	7,204,691
Gross profit	3,410,472	3,231,288
Selling, general and administrative expenses	2,771,956	2,655,175
Operating profit	638,516	576,113
Interest expense, net	47,238	64,604
Income before income taxes	591,278	511,509
Income tax expense	147,151	119,581
Net income	$444,127	$391,928
Earnings per share:
Basic	$2.02	$1.78
Diluted	$2.00	$1.78
Weighted average shares outstanding:
Basic	220,347	219,986
Diluted	221,559	220,135

Dividends per share	$0.59	$0.59

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 1,	May 2,
	2026	2025
Net income	$444,127	$391,928
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $0 and $26, respectively	(197)	1,786
Comprehensive income	$443,930	$393,714

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balances, January 30, 2026	220,222	$192,694	$3,909,593	$4,398,466	$11,209	$8,511,962
Net income	—	—	—	444,127	—	444,127
Dividends paid, $0.59 per common share	—	—	—	(130,144)	—	(130,144)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	(197)	(197)
Share-based compensation expense	—	—	37,031	—	—	37,031
Other equity and related transactions	365	319	(19,814)	—	—	(19,495)
Balances, May 1, 2026	220,587	$193,013	$3,926,810	$4,712,449	$11,012	$8,843,284

Balances, January 31, 2025	219,939	$192,447	$3,812,590	$3,405,683	$2,987	$7,413,707
Net income	—	—	—	391,928	—	391,928
Dividends paid, $0.59 per common share	—	—	—	(129,819)	—	(129,819)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	1,786	1,786
Share-based compensation expense	—	—	30,273	—	—	30,273
Other equity and related transactions	127	110	(4,322)	—	—	(4,212)
Balances, May 2, 2025	220,066	$192,557	$3,838,541	$3,667,792	$4,773	$7,703,663

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 1,	May 2,
	2026	2025
Cash flows from operating activities:
Net income	$444,127	$391,928
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	270,832	252,793
Deferred income taxes	50,551	(7,682)
Noncash share-based compensation	37,031	30,273
Other noncash (gains) and losses	1,155	5,025
Change in operating assets and liabilities:
Merchandise inventories	(308,145)	124,841
Prepaid expenses and other current assets	(55,810)	(29,329)
Accounts payable	293,522	(35,080)
Accrued expenses and other liabilities	(113,547)	(2,988)
Income taxes	101,509	122,847
Other	(5,037)	(5,473)
Net cash provided by (used in) operating activities	716,188	847,155

Cash flows from investing activities:
Purchases of property and equipment	(351,605)	(290,928)
Proceeds from sales of property and equipment	3,802	552
Net cash provided by (used in) investing activities	(347,803)	(290,376)

Cash flows from financing activities:
Repayments of long-term obligations	(4,134)	(505,306)
Payments of cash dividends	(130,144)	(129,819)
Other equity and related transactions	(19,495)	(4,212)
Net cash provided by (used in) financing activities	(153,773)	(639,337)
Net increase (decrease) in cash and cash equivalents	214,612	(82,558)
Cash and cash equivalents, beginning of period	1,138,501	932,576
Cash and cash equivalents, end of period	$1,353,113	$850,018

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$475,498	$420,108
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$120,267	$129,150

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of presentation

The accompanying unaudited consolidated financial statements of Dollar General Corporation (which individually or together with its subsidiaries, as the context requires, is referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP for annual financial statements or those normally made in the Company’s Annual Report on Form 10-K, including the consolidated balance sheet as of January 30, 2026, which was derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2026 fiscal year is scheduled to be a 52-week accounting period ending on January 29, 2027, and the 2025 fiscal year was a 52-week accounting period that ended on January 30, 2026.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of May 1, 2026, and results of operations for the 13-week accounting periods ended May 1, 2026 and May 2, 2025, have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $8.5 million and $12.3 million in the respective 13-week periods ended May 1, 2026 and May 2, 2025. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

We utilize supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell our payment obligations to designated third-party financial institutions. As of May 1, 2026 and January 30, 2026, the amount of obligations outstanding that the Company has confirmed with the financial institutions under the supply chain finance program were $406.1 million and $385.2 million, respectively.

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

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended May 1, 2026			13 Weeks Ended May 2, 2025
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$444,127	220,347	$2.02	$391,928	219,986	$1.78
Effect of dilutive share-based awards		1,212			149
Diluted earnings per share	$444,127	221,559	$2.00	$391,928	220,135	$1.78

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were approximately 0.0 million and 0.2 million in the respective 13-week periods ended May 1, 2026 and May 2, 2025.

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

As of May 1, 2026, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $10.8 million, $2.2 million and $0.8 million, respectively, for a total of $13.8 million. The uncertain tax liability is reflected in noncurrent other liabilities in the consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $3.0 million in the coming twelve months resulting from expiring statutes of limitations or settlements. As of May 1, 2026, approximately $10.8 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

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

The effective income tax rate for the 13-week period ended May 1, 2026 was 24.9% compared to a rate of 23.4% for the 13-week period ended May 2, 2025. The effective income tax rate was higher for the 13-week period in 2026 than the comparable 13-week period in 2025 primarily due to expired federal tax credits, partially offset by decreased expense from stock-based compensation.

The Company received a significant income tax benefit from wages paid to certain newly hired employees who qualified for federal jobs credits, principally the Work Opportunity Tax Credit (“WOTC”), in prior periods. The WOTC program previously authorized under the Consolidated Appropriations Act of 2021 expired for employees hired after

December 31, 2025. For the 13-week period ended May 1, 2026, the expiration of the WOTC program negatively impacted our effective tax rate and, absent reauthorization, will continue to negatively impact future quarters.

The Organization of Economic Cooperation and Development proposed a global minimum tax of 15% on a country-by-country basis (“Pillar Two”). Pursuant to Pillar Two, countries have enacted minimum tax rates of 15% effective for the 2024 tax year while other countries have enacted proposed legislation making the 15% minimum tax rate effective for the 2025 tax year or later. The Company operates in a country that enacted the 15% minimum tax rate beginning in 2025. The minimum tax did not have a material impact on tax expense on an annual basis.

The One Big Beautiful Bill Act (“OBBBA”), which was enacted on July 4, 2025, provides full bonus depreciation for certain assets placed into service after January 19, 2025, as well as an election to expense U.S. incurred research or experimental expenditures. The impact of OBBBA significantly decreased our U.S. cash taxes in 2025 but had no material impact to our effective tax rate.

4.Leases

As of May 1, 2026, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases, and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the consolidated balance sheets. At May 1, 2026, the weighted-average remaining lease term for the Company’s operating leases was 9.1 years, and the weighted average discount rate for such leases was 4.7%. Operating lease costs are reflected as selling, general and administrative costs in the consolidated statements of income. For the 13-week periods ended May 1, 2026 and May 2, 2025, such costs were $508.1 million and $487.9 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $519.1 million and $494.7 million, respectively, were reflected in cash flows from operating activities in the consolidated statements of cash flows for the 13-week periods ended May 1, 2026 and May 2, 2025.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	May 1,	January 30,
(In thousands)	2026	2026
Revolving Facility	$—	$—
Unsecured commercial paper notes	—	—
4.125% Senior Notes due May 1, 2028 (net of discount of $114 and $128)	499,886	499,872
5.200% Senior Notes due July 5, 2028 (net of discount of $66 and $73)	499,934	499,927
3.500% Senior Notes due April 3, 2030 (net of discount of $291 and $309)	967,387	968,370
5.000% Senior Notes due November 1, 2032 (net of discount of $1,690 and $1,744)	698,310	698,256
5.450% Senior Notes due July 5, 2033 (net of discount of $1,229 and $1,264)	998,771	998,736
4.125% Senior Notes due April 3, 2050 (net of discount of $4,440 and $4,467)	495,560	495,533
5.500% Senior Notes due November 1, 2052 (net of discount of $279 and $280)	299,721	299,720
Other	144,528	148,666
Debt issuance costs, net	(27,689)	(28,798)
	$4,576,408	$4,580,282
Less: current portion	(13,302)	(14,401)
Long-term obligations	$4,563,106	$4,565,881

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

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of May 1, 2026 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of May 1, 2026, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The credit agreement governing the Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or changes in the Company’s lines of business; and incur additional subsidiary indebtedness. The credit agreement governing the Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. The credit agreement governing the Revolving Facility also contains customary events of default. As of May 1, 2026, the Company was in compliance with all covenants pertaining to the Revolving Facility.

As of May 1, 2026, the Company had no outstanding borrowings, no outstanding letters of credit, and $2.375 billion of borrowing availability under the Revolving Facility that, due to the Company’s intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $2.18 billion. In addition, as of May 1, 2026, the Company had outstanding letters of credit of $56.5 million which were issued pursuant to separate agreements.

Commercial Paper

As of May 1, 2026, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of May 1, 2026, the Company’s consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $195.0 million at May 1, 2026 and January 30, 2026, were held by a wholly-owned subsidiary of the Company and are therefore not reflected in the consolidated balance sheets.

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of May 1, 2026.

The following table presents the Company’s liabilities required to be measured at fair value as of May 1, 2026, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	May 1,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2026
Liabilities:
Current and long-term obligations (a)	$4,332,783	$144,528	$—	$4,477,311
Deferred compensation (b)	54,911	—	—	54,911
(a)	Included in the consolidated balance sheet at book value as current portion of long-term obligations of $13,302 and long-term obligations of $4,563,106.
(b)	Reflected at fair value in the consolidated balance sheet as accrued expenses and other current liabilities of $2,927 and noncurrent other liabilities of $51,984.

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

On November 27, 2023, and November 30, 2023, respectively, the following putative shareholder class action lawsuits were filed in the United States District Court for the Middle District of Tennessee in which the plaintiffs allege that during the putative class periods noted below, the Company and certain of its current and former officers violated the federal securities laws by misrepresenting the impact of alleged store labor, inventory, pricing and other practices on the Company’s financial results and prospects: Washtenaw County Employees’ Retirement System v. Dollar General Corporation, et al. (Case No. 3:23-cv-01250) (putative class period of May 28, 2020 to August 30, 2023) (“Washtenaw County”); Robert J. Edmonds v. Dollar General Corporation, et al. (Case No. 3:23-cv-01259) (putative class period of February 23, 2023 to August 31, 2023) (“Edmonds”) (collectively, the “Shareholder Securities Litigation”). The plaintiffs seek compensatory damages, equitable/injunctive relief, pre- and post-judgment interest and attorneys’ fees and costs. The Edmonds matter was voluntarily dismissed on January 19, 2024. On April 4, 2024, the court appointed lead plaintiffs and lead counsel in the Shareholder Securities Litigation. On June 17, 2024, lead plaintiffs filed a consolidated amended complaint, adding a claim that lead plaintiffs and certain members of the putative class purchased shares of the Company’s common stock contemporaneously with common stock sales by certain individual defendants. On October 17, 2024, lead plaintiffs filed a second consolidated amended complaint, expanding the putative class period to cover May 28, 2020 to August 28, 2024. On November 15, 2024, defendants moved to dismiss the second consolidated amended complaint, and on June 23, 2025, the court granted defendants’ motion without prejudice. On August 25, 2025, the lead plaintiffs filed a motion for leave to amend the second consolidated amended complaint, attaching the proposed third consolidated amended complaint. The defendants filed their opposition to the motion to amend on October 25, 2025. On March 24, 2026, the court granted the motion to amend, and lead plaintiffs filed a third consolidated amended complaint that does not alter the claims, defendants or putative class period but includes additional allegations in support of the previously asserted claims. On April 21, 2026, defendants moved to dismiss the third consolidated amended complaint. Briefing on defendants’ motion to dismiss was completed on May 29, 2026.

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

On January 26 and 29, 2024, and February 1, 2024, respectively, the following shareholder derivative actions were filed in the United States District Court for the Middle District of Tennessee in which the plaintiff shareholders, purportedly on behalf and for the benefit of the Company, allege that certain of the Company’s current and former officers and directors (i) violated their fiduciary duties by misrepresenting the impact of alleged store labor, inventory pricing, and other practices on the Company’s financial results, prospects, and reputation, as well as creating a risk of adverse regulatory action; (ii) wasted corporate assets; and (iii) were unjustly enriched: Nathan Silva v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00083) (“Silva”); Terry Dunn v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00093) (“Dunn”); Kathryn A. Caliguiri Inh Ira Bene Of Catherine Sugarbaker v. Todd J. Vasos, et. al. (Case No. 3:24-cv-00117) (“Caliguiri”) (collectively, the “Federal Court Shareholder Derivative Litigation”). The Silva complaint also alleges certain of the Company’s current and former officers and directors violated federal securities laws and aided and abetted breach of fiduciary duty and that Mr. Vasos violated his fiduciary duties by misusing material, non-public information. The Dunn and Caliguiri complaints additionally allege that certain of the Company’s officers and directors violated their fiduciary duties by recklessly or negligently disregarding workplace safety practices, and that Mr. Vasos, John Garratt and Patricia Fili-Krushel violated their fiduciary duties by misusing material, non-public information. The plaintiffs in the Federal Court Shareholder Derivative Litigation seek both non-monetary and monetary relief for the benefit of the Company. On April 2, 2024, the court consolidated the Silva, Dunn, and Caliguiri actions. On May 2, 2024, the Silva action was dismissed. On May 22, 2024, the court entered an order staying the Dunn and Caliguiri actions pending resolution of the defendants’ anticipated motion to dismiss in the Shareholder Securities Litigation. On July 21, 2025, the court extended the stay pending the court’s ruling on plaintiffs’ motion for leave to file a further amended complaint in the Shareholder Securities Action. On April 22, 2026, the court further extended the stay pending resolution of the defendants’ anticipated motion to dismiss the third amended complaint in the Shareholder Securities Action.

On March 26, 2024 and March 28, 2024, respectively, the following shareholder derivative actions were filed in the Chancery Court for Davidson County, Tennessee: Todd Hellrigel v. Todd J. Vasos et al. (Case No. 24-0392-I) (“Hellrigel"); Steve Southwell v. Todd Vasos, et al. (Case No. 24-0379-I) (“Southwell”) (collectively, the “State Court Shareholder Derivative Litigation”). The claims in the State Court Shareholder Derivative Litigation include allegations that certain of the Company’s current and former officers and directors (i) violated their fiduciary duties by misrepresenting the impact of alleged store labor, inventory pricing and other practices on the Company’s financial results, prospects, and reputation, as well as creating a risk of adverse regulatory action; (ii) were unjustly enriched; and (iii) that Mr. Vasos, Mr. Garratt, Warren Bryant, and Ms. Fili-Krushel violated their fiduciary duties by misusing material, non-public information. The relief sought is substantially the same as the relief sought in the Federal Court Derivative Shareholder Litigation. On May 20, 2024, the court entered an agreed order consolidating the Hellrigel and Southwell actions, appointing lead counsel, and staying the State Court Shareholder Derivative Litigation pending resolution of defendants’ anticipated motion to dismiss the Shareholder Securities Litigation. On July 23, 2025, the court extended the stay pending the court’s ruling on plaintiffs’ motion for leave to file a further amended complaint in the Shareholder Securities Action. On April 23, 2026, the court further extended the stay pending resolution of the defendants’ anticipated motion to dismiss the third amended complaint in the Shareholder Securities Action.

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

The Company manages its business on the basis of one reportable operating segment. As of May 1, 2026, the Company’s retail store operations were primarily located within the United States. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended
	May 1,	May 2,
(in thousands)	2026	2025
Classes of similar products:
Consumables	$8,892,468	$8,636,680
Seasonal	1,084,343	1,022,943
Home products	522,978	507,176
Apparel	287,176	269,180
Net sales	$10,786,965	$10,435,979

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

	13 Weeks Ended
	May 1,	May 2,
(in thousands)	2026	2025
Net sales	$10,786,965	$10,435,979
Less:
Shrink included in cost of goods sold	153,174	176,103
Cost of goods sold, excluding shrink(b)	7,223,319	7,028,588
Interest expense, net	47,238	64,604
Income tax expense	147,151	119,581
Other segment items (a)(b)	2,771,956	2,655,175
Consolidated net income	$444,127	$391,928

(a) Other segment items include all remaining SG&A expenses and other (income) expense as disclosed in the consolidated statements of income which were not deemed individually significant for disclosure. These expense items include rent expense as disclosed in Note 4.

(b) Depreciation and amortization expense included in cost of goods sold, SG&A expenses and interest expense, net was approximately $270.8 million and $252.8 million for the 13-week periods ended May 1, 2026 and May 2, 2025, respectively.

9.	Common stock transactions

As of May 1, 2026, the Company had approximately $1.38 billion available under its Board of Directors (“Board”) authorized common stock repurchase program. The repurchase authorization has no expiration date and allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. Repurchases under the program may be funded from available cash or borrowings, including under the Revolving Facility and issuance of CP Notes discussed in further detail in Note 5, or otherwise.

During the 13-week periods ended May 1, 2026 and May 2, 2025, the Company repurchased no shares of its common stock in the open market.

The Company paid a cash dividend of $0.59 per share during the first quarter of 2026. In June 2026, the Board declared a quarterly cash dividend of $0.59 per share, which is payable on or before July 21, 2026, to shareholders of record on July 7, 2026. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity, and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of May 1, 2026, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the thirteen week periods ended May 1, 2026 and May 2, 2025 and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of January 30, 2026, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 20, 2026, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 30, 2026, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
June 2, 2026

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2026. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 21,055 stores located in 48 U.S. states and Mexico as of May 1, 2026, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices often at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) from our convenient small-box locations.

We believe our convenient store formats, locations, and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years and through a variety of economic cycles. We are mindful that the majority of our customers are value-conscious, and many have low and/or fixed incomes. As a result, we are intensely focused on helping our customers make the most of their spending dollars. The primary macroeconomic factors that affect our core customers include unemployment and underemployment rates, inflation (including, but not limited to, high or rising gas prices), wage growth, changes in federal and state tax policies, interest rates, changes in U.S. and global trade policy (including resulting price increases), and changes in U.S. government policy and assistance programs (including cost of living adjustments and work requirements), such as SNAP, unemployment benefits, and economic stimulus programs. Finally, significant unseasonable or unusual weather patterns or extreme weather can impact customer shopping behaviors.

Uncertainty remains regarding the potential impact of tariffs on consumer behavior and our business. Tariff rates on both direct imports and domestic purchases did not materially impact our financial results for the first quarter of 2026. The tariff environment remains dynamic, and the specific tariffs applicable to goods imported by us and our suppliers into the U.S. may continue to evolve. Tariff rate increases or expansions of tariff coverage affecting the products that we sell could have a significant impact on our business and on our customers’ budgets. We continue to monitor developments and will evaluate the impact of any tariff rate changes on our business and take action to mitigate such impact. There can be no assurance we will be successful in our efforts, or that price increases, if they become necessary, will not adversely affect customer behavior. Following the February 20, 2026 decision by the United States Supreme Court invalidating certain tariffs imposed under the International Emergency Economic Powers Act, we submitted claims with U.S. Customs and Border Protection seeking refunds for such tariffs that we previously paid. The exact timing and amount of refunds remain subject to uncertainty.

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

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount. Historically, sales in our consumables category, which tend to have lower gross margins, have been key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have been key drivers of more profitable sales growth and average transaction amount. Our sales mix remains heavily weighted towards consumables, although non-consumables have outpaced consumables in same-store sales growth for the last five consecutive quarters. Certain of our initiatives are intended to better optimize our sales mix; however, there can be no assurances that these efforts will be successful.

As we work to provide everyday low prices and meet our customers’ affordability needs, we remain focused on enhancing our margins through inventory shrink and damage reduction initiatives (which helped to partially mitigate our significant fuel costs), as well as pricing and markdown optimization, the DG Media Network (our platform that connects brand partners with our customers), effective category management and inventory reduction efforts, distribution and transportation efficiencies, private brands penetration and global sourcing strategies. Several of our strategic and other sales-driving initiatives are also designed to capture growth opportunities.

Inventory shrink has significantly improved from elevated levels in recent years, and although damages remain elevated, we have made progress reducing damages for the last five consecutive quarters. We continue to implement actions designed to drive sustained improvement in both shrink and damages.

We continue to implement and invest in certain strategic initiatives intended to drive profitable sales growth with both new and existing customers and capture long-term growth opportunities. Such initiatives include providing our customers with a variety of shopping access points and even greater value and convenience by leveraging and developing digital tools and technology, such as our Dollar General app, which contains a variety of tools to enhance the shopping experience. We remain focused on enhancing both the in-store and digital shopping experience, while driving operational efficiency. The delivery component of our digital initiatives contributes meaningfully to our comparable store sales performance. Third-party delivery services and myDG® Delivery are available in the majority of our stores, providing added convenience and incremental sales. We believe these digital efforts will contribute to the continued growth of our DG Media Network.

We have continued our efforts to improve the performance and profitability of our mature stores through our remodel program, which includes both full remodels under Project Renovate and partial remodels under Project Elevate. Together, these remodel programs are designed to refresh and optimize merchandising and store presentation, enhance the shopping experience for our customers, and potentially mitigate future repairs and maintenance expense.

We also remain focused on capturing growth opportunities. In 2026, we plan to open approximately 450 new stores (as well as approximately 10 stores in Mexico), remodel approximately 2,000 stores through Project Renovate, remodel approximately 2,250 stores through Project Elevate, and relocate approximately 20 stores, for a total of 4,730 real estate projects. As part of this plan, in the first quarter of 2026 we opened a total of 195 new stores, including 5 stores in Mexico, remodeled 659 stores through Project Renovate and 711 stores through Project Elevate, relocated 6 stores and closed 33 stores.

We expect store format innovation to allow us to capture additional growth opportunities as we continue to utilize the most productive of our various Dollar General store formats based on the specific market opportunity. In 2026, we are utilizing store formats averaging approximately 8,500 square feet of selling space for the significant majority of new stores. These formats allow for expanded high-capacity-cooler counts, an extended queue line, and a broader product assortment, including an enhanced non-consumable offering, a larger health and beauty section, and produce in select stores.

Finally, pOpshelf, our unique retail concept focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods, represents an additional potential growth opportunity. At the end of the first quarter of 2026, we operated 180 standalone pOpshelf stores. We continue to take focused actions designed to improve the performance of pOpshelf stores, although there can be no assurances that our efforts will be successful.

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

Certain of our operating expenses, such as wage rates and occupancy costs, have continued to increase in recent years due primarily to market forces such as labor availability, increases in minimum wage rates, inflation, property rents and interest rates. Significant or rapid increases to federal, state or local minimum wage rates or salary levels could significantly adversely affect our earnings if we are not able to otherwise offset these increased labor costs elsewhere in our business.

We believe ongoing inflationary pressures could continue to affect our vendors and customers and our operating results. Both inflation and higher interest rates have significantly increased new store opening costs and occupancy costs in recent years and, while new store returns remain strong, these increased costs have negatively impacted our projected new store returns and influenced our new store growth plans. Furthermore, we incurred significantly higher fuel costs in the first quarter of 2026, and we expect this trend to continue for an uncertain duration.

Our teams are a competitive advantage, and we proactively seek ways to continue investing in their development. Our goal is to create an environment that attracts, develops, and retains talented personnel, particularly at the store manager level, as employees who are promoted from within our company generally have longer tenures and are greater contributors to improvements in our financial performance. We are taking actions designed to continue reducing our store manager turnover, including enhancing training execution, improving store conditions and simplifying in-store activities.

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

	13 Weeks Ended
	May 1,	May 2,
	2026	2025
Same-store sales	2.0%	2.4%

Average sales per square foot is calculated based on total sales for the preceding four quarters as of the ending date of the reporting period divided by the average selling square footage as of the end of the most recent five quarters.

	May 1,	May 2,
	2026	2025
Average sales per square foot	$271	$265

Inventory turnover is calculated based on total cost of goods sold for the preceding four quarters as of the ending date of the reporting period divided by the average inventory balance as of the end of the most recent five quarters.

	May 1,	May 2,
	2026	2025
Inventory turnover	4.5	4.2

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2026 and 2025, which represent the 52-week fiscal years ending or ended January 29, 2027 and January 30, 2026, respectively. References to the first quarter accounting periods for 2026 and 2025 contained herein refer to the 13-week accounting periods ended May 1, 2026 and May 2, 2025, respectively.

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

The following tables contain results of operations data for the first 13-week periods of 2026 and 2025, and the dollar and percentage variances among those periods. Basis point amounts referred to below are equal to 0.01% as a percentage of net sales:

	13 Weeks Ended
(amounts in millions, except	May 1,	May 2,	%
per share amounts)	2026	2025	Change
Net sales	$10,787.0	$10,436.0	3.4%
Cost of goods sold	7,376.5	7,204.7	2.4
Gross profit	3,410.5	3,231.3	5.5
Selling, general and administrative expenses	2,772.0	2,655.2	4.4
Operating profit	638.5	576.1	10.8
Interest expense, net	47.2	64.6	(26.9)
Income before income taxes	591.3	511.5	15.6
Income tax expense	147.2	119.6	23.1
Net income	$444.1	$391.9	13.3%
Diluted earnings per share	$2.00	$1.78	12.4%

	13 Weeks Ended
	May 1,	May 2,	Basis Point
(Percent of Net Sales)	2026	2025	Change
Net sales	100.00%	100.00%
Cost of goods sold	68.38	69.04	(65)
Gross profit	31.62	30.96	65
Selling, general and administrative expenses	25.70	25.44	25
Operating profit	5.92	5.52	40
Interest expense, net	0.44	0.62	(18)
Income before income taxes	5.48	4.90	58
Income tax expense	1.36	1.15	22
Net income	4.12%	3.76%	36

13 WEEKS ENDED MAY 1, 2026 AND MAY 2, 2025

Net Sales. For the 2026 period, net sales increased 3.4% to $10.79 billion. The net sales increase in the 2026 period was primarily due to sales from new stores and a same-store sales increase of 2.0% compared to the 2025 period, partially offset by the impact of store closures. The increase in same-store sales reflects a 1.4% increase in customer traffic and a 0.5% increase in average transaction amount. The increase in average transaction amount was driven by higher average retail prices offset by a decrease in items per transaction. Same-store sales increased in the consumables, seasonal, apparel and home products categories. For the 2026 period, there were 20,339 same-stores, which accounted for sales of $10.50 billion.

The amount of net sales represented by each of our product categories for the 13 weeks ended May 1, 2026, and May 2, 2025, as well as the percentage change between such periods, were as follows:

	13 Weeks Ended
	May 1,	May 2,	%
(amounts in millions)	2026	2025	Change
Net sales by category:
Consumables	$8,892.5	$8,636.7	3.0%
Seasonal	1,084.3	1,022.9	6.0
Home products	523.0	507.2	3.1
Apparel	287.2	269.2	6.7
Net sales	$10,787.0	$10,436.0	3.4%

The percentage of net sales represented by each of our product categories for the 13 weeks ended May 1, 2026, and May 2, 2025, were as follows:

	13 Weeks Ended
	May 1,	May 2,
	2026	2025
Net sales by category:
Consumables	82.44%	82.76%
Seasonal	10.05	9.80
Home products	4.85	4.86
Apparel	2.66	2.58
Net sales	100.00%	100.00%

Gross Profit. For the 2026 period, gross profit increased by 5.5%, and as a percentage of net sales increased by 65 basis points to 31.6%, compared to the 2025 period. The increase in the gross profit rate was driven primarily by higher inventory markups, and lower shrink and damages, partially offset by increased markdowns and transportation costs.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 25.7% as a percentage of net sales in the 2026 period compared to 25.4% in the comparable 2025 period, an increase of 25 basis points. The primary expenses that were a higher percentage of net sales in the current year period were depreciation and amortization, utilities, and property taxes, partially offset by lower incentive compensation.

Interest Expense, net. Interest expense, net decreased by $17.4 million to $47.2 million in the 2026 period primarily due to lower average outstanding borrowings.

Income Taxes. The effective income tax rate for the 2026 period was 24.9% compared to a rate of 23.4% for the 2025 period. The tax rate for the 2026 period was higher than the comparable 2025 period primarily due to expired federal tax credits, partially offset by decreased expense from stock-based compensation.

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

Our borrowing availability under the Revolving Facility may be effectively limited by our CP Notes as further described in Note 5 to the unaudited consolidated financial statements. For the remainder of fiscal 2026, we anticipate potential combined borrowings under the Revolving Facility and our CP Notes to be a maximum of approximately $400 million outstanding at any one time.

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 44% of our total assets, exclusive of operating lease assets, goodwill and other intangible assets, as of May 1, 2026. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year, as discussed below. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Changes in Cash Flows

Unless otherwise noted, all references to the 2026 and 2025 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 13-week periods ended May 1, 2026 and May 2, 2025, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $0.7 billion in the 2026 period, which represents a $131.0 million decrease compared to the 2025 period. Net income increased $52.2 million in the 2026 period compared to the 2025 period. Changes in accounts payable resulted in a $293.5 million increase in the 2026 period compared to a $35.1 million decrease in the 2025 period, due primarily to the timing of inventory receipts and related payments. Changes in merchandise inventories resulted in a $308.1 million decrease in the 2026 period as compared to an increase of $124.8 million in the 2025 period as further discussed below. Changes in accrued expenses resulted in a $113.5 million decrease in the 2026 period compared to a $3.0 million decrease in the 2025 period, due primarily to the timing of accruals and payments for incentive compensation and interest. Changes in income taxes in the 2026 period compared to the 2025 period are primarily due to the amount of income tax accrued and timing of payments.

On an ongoing basis, we closely monitor and manage our inventory balances, which may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Total merchandise inventories increased 5% in the 2026 period compared to a decrease of 2% in the 2025 period. Percent changes in our four inventory categories for the 2026 period compared to the 2025 period were as follows:

	13 Weeks Ended
	May 1,	May 2,
Increase (decrease)	2026	2025
Consumables	8%	1%
Seasonal	(1)	(5)
Home products	4	(8)
Apparel	(7)	(8)

On a per store basis, inventories at May 1, 2026, decreased by 1.6% compared to the balances at May 2, 2025.

Cash flows from investing activities. Significant components of property and equipment purchases included the following approximate amounts:

	13 Weeks Ended
	May 1,	May 2,
(amounts in millions, except store count amounts)	2026	2025
Existing stores improvements, upgrades, remodels, and relocations	$202.8	$166.7
Distribution and transportation-related capital expenditures	62.2	36.1
New stores primarily for leasehold improvements, fixtures and equipment	72.7	75.6
Information systems upgrades and technology-related projects	11.9	11.9
Other	2.0	0.6
Total purchases of property and equipment	$351.6	$290.9

Store Counts
New stores	195	156
Remodeled or relocated (a)	1,376	1,250

(a) Remodeled store counts include 659 stores through Project Renovate and 711 stores through Project Elevate.

The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period.

Capital expenditures for 2026 are currently projected to be approximately $1.4 billion to $1.5 billion. We anticipate funding 2026 capital requirements with a combination of some or all of the following: existing cash balances, cash flows from operations, availability under our Revolving Facility and/or the issuance of additional CP Notes. We plan to continue to invest in store growth and development of new stores and the remodel or relocation of existing stores, including remodeling stores through Project Renovate and Project Elevate. Capital expenditures in 2026 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives for existing distribution center facilities and replacement of certain transportation related assets; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. During the 2026 and 2025 periods, we paid cash dividends of $130.1 million and $129.8 million, respectively.

Share Repurchase Program

As of May 1, 2026, our common stock repurchase program had a total remaining authorization of approximately $1.38 billion. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. Although to preserve our investment grade credit rating and maintain financial flexibility we have not repurchased shares under this program since 2022, it remains an important part of our broader capital allocation strategy, and we anticipate resuming share repurchases at the appropriate time. The repurchase authorization has no expiration date, and future repurchases will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. The repurchase program may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the unaudited consolidated financial statements contained in Part I, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2026.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended May 1, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of implementing a new enterprise resource planning (ERP) system, which will replace significant portions of our financial and human resources systems. The ERP system is designed to accurately maintain the Company’s financial and human resources records. The implementation is occurring in phases throughout 2026 and 2027, with the consolidated financial reporting platform expected to be implemented in the second quarter of 2026 and subsequent phases to include human resources/payroll, procurement, and merchandise payables. As these implementations occur, the Company will evaluate whether the related process changes result in material changes to the design or effectiveness of internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this report is incorporated herein by this reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2026, other than as set forth in the discussion of certain items that have impacted or could impact our business or results of operations during 2026 or in the future as disclosed in the “Executive Overview” section within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

ITEM 5.OTHER INFORMATION.

Insider Trading Arrangements. During our fiscal quarter ended May 1, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

10.1

Form of Performance Share Unit Award Agreement (approved March 17, 2026) for awards beginning March 2026 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026, filed with the SEC on March 20, 2026 (file no. 001-11421))

10.2

Form of Restricted Stock Unit Award Agreement (approved March 17, 2026) for annual awards beginning March 2026 to certain employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026, filed with the SEC on March 20, 2026 (file no. 001-11421))

10.3

Form of Restricted Stock Unit Award Agreement (approved March 17, 2026) for awards beginning March 2026 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026, filed with the SEC on March 20, 2026 (file no. 001-11421))

10.4

Form of Restricted Stock Unit Award Agreement (approved January 29, 2026) for awards beginning February 4, 2026 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026, filed with the SEC on March 20, 2026 (file no. 001-11421))

10.5

Summary of Non-Employee Director Compensation effective January 31, 2026 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2025, filed with the SEC on December 4, 2025 (file no. 001-11421))

10.6

Employment Agreement, dated March 23, 2026, by and between Dollar General Corporation and Jerry (“JJ”) W. Fleeman (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Current Report on Form 8-K dated March 20, 2026, filed with the SEC on March 24, 2026 (file no. 001-11421))

10.7

Transition Agreement, dated March 23, 2026, by and between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Current Report on Form 8-K dated March 20, 2026, filed with the SEC on March 24, 2026 (file no. 001-11421))

10.8

Form of Restricted Stock Unit Award Agreement (approved May 27, 2026) for awards beginning May 2026 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan

15	Letter re unaudited interim financial information
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350
101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2026 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	June 2, 2026	By:	/s/ Donny H. Lau
Donny H. Lau Executive Vice President & Chief Financial Officer