Form 10-Q
period 2026-07-31
DOLLAR GENERAL CORP
filed 2026-08-27
CIK 29534

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2026

or

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

The Registrant had 220,616,790 shares of common stock outstanding on August 25, 2026.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	July 31,	January 30,
	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$1,589,590	$1,138,501
Merchandise inventories	6,552,841	6,331,861
Income taxes receivable	75,422	17,158
Prepaid expenses and other current assets	564,058	410,283
Total current assets	8,781,911	7,897,803
Net property and equipment	6,623,844	6,398,589
Operating lease assets	11,150,429	11,072,500
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,082	1,200,050
Other assets, net	72,478	56,199
Total assets	$32,167,333	$30,963,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$12,670	$14,401
Current portion of operating lease liabilities	1,572,005	1,532,489
Accounts payable	4,349,548	4,051,592
Accrued expenses and other	1,314,165	1,263,296
Income taxes payable	16,677	99,357
Total current liabilities	7,265,065	6,961,135
Long-term obligations	4,558,145	4,565,881
Long-term operating lease liabilities	9,630,280	9,605,885
Deferred income taxes	1,120,887	1,038,863
Other liabilities	304,308	280,004
Total liabilities	22,878,685	22,451,768
Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock	—	—
Common stock	193,040	192,694
Additional paid-in capital	3,951,430	3,909,593
Retained earnings	5,132,541	4,398,466
Accumulated other comprehensive income (loss)	11,637	11,209
Total shareholders’ equity	9,288,648	8,511,962
Total liabilities and shareholders' equity	$32,167,333	$30,963,730

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	July 31,	August 1,	July 31,	August 1,
	2026	2025	2026	2025
Net sales	$11,290,380	$10,727,737	$22,077,345	$21,163,716
Cost of goods sold	7,609,459	7,366,069	14,985,952	14,570,760
Gross profit	3,680,921	3,361,668	7,091,393	6,592,956
Selling, general and administrative expenses	2,911,757	2,766,240	5,683,713	5,421,415
Operating profit	769,164	595,428	1,407,680	1,171,541
Interest expense, net	42,883	57,727	90,121	122,331
Income before income taxes	726,281	537,701	1,317,559	1,049,210
Income tax expense	175,966	126,275	323,117	245,856
Net income	$550,315	$411,426	$994,442	$803,354
Earnings per share:
Basic	$2.49	$1.87	$4.51	$3.65
Diluted	$2.48	$1.86	$4.49	$3.64
Weighted average shares outstanding:
Basic	220,606	220,090	220,477	220,038
Diluted	221,505	220,854	221,532	220,495

Dividends per share	$0.59	$0.59	$1.18	$1.18

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	July 31,	August 1,	July 31,	August 1,
	2026	2025	2026	2025
Net income	$550,315	$411,426	$994,442	$803,354
Unrealized net gain (loss) on hedged transactions and currency translation, net of related income tax expense (benefit) of $(1), $0, $0, and $(26), respectively	625	1,561	428	3,347
Comprehensive income	$550,940	$412,987	$994,870	$806,701

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balances, May 1, 2026	220,587	$193,013	$3,926,810	$4,712,449	$11,012	$8,843,284
Net income	—	—	—	550,315	—	550,315
Dividends paid, $0.59 per common share	—	—	—	(130,223)	—	(130,223)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	625	625
Share-based compensation expense	—	—	24,182	—	—	24,182
Other equity and related transactions	30	27	438	—	—	465
Balances, July 31, 2026	220,617	$193,040	$3,951,430	$5,132,541	$11,637	$9,288,648

Balances, May 2, 2025	220,066	$192,557	$3,838,541	$3,667,792	$4,773	$7,703,663
Net income	—	—	—	411,426	—	411,426
Dividends paid, $0.59 per common share	—	—	—	(129,912)	—	(129,912)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	1,561	1,561
Share-based compensation expense	—	—	22,704	—	—	22,704
Other equity and related transactions	41	36	2,653	—	—	2,689
Balances, August 1, 2025	220,107	$192,593	$3,863,898	$3,949,306	$6,334	$8,012,131

Balances, January 30, 2026	220,222	$192,694	$3,909,593	$4,398,466	$11,209	$8,511,962
Net income	—	—	—	994,442	—	994,442
Dividends paid, $1.18 per common share	—	—	—	(260,367)	—	(260,367)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	428	428
Share-based compensation expense	—	—	61,213	—	—	61,213
Other equity and related transactions	395	346	(19,376)	—	—	(19,030)
Balances, July 31, 2026	220,617	$193,040	$3,951,430	$5,132,541	$11,637	$9,288,648

Balances, January 31, 2025	219,939	$192,447	$3,812,590	$3,405,683	$2,987	$7,413,707
Net income	—	—	—	803,354	—	803,354
Dividends paid, $1.18 per common share	—	—	—	(259,731)	—	(259,731)
Unrealized net gain (loss) on hedged transactions and currency translation	—	—	—	—	3,347	3,347
Share-based compensation expense	—	—	52,977	—	—	52,977
Other equity and related transactions	168	146	(1,669)	—	—	(1,523)
Balances, August 1, 2025	220,107	$192,593	$3,863,898	$3,949,306	$6,334	$8,012,131

See notes to consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	July 31,	August 1,
	2026	2025
Cash flows from operating activities:
Net income	$994,442	$803,354
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	548,310	509,609
Deferred income taxes	82,037	24,035
Noncash share-based compensation	61,213	52,977
Other noncash (gains) and losses	29,922	88,387
Change in operating assets and liabilities:
Merchandise inventories	(248,951)	44,667
Prepaid expenses and other current assets	(169,447)	(25,727)
Accounts payable	275,501	111,177
Accrued expenses and other liabilities	74,696	167,312
Income taxes	(140,944)	46,560
Other	(10,074)	(7,496)
Net cash provided by (used in) operating activities	1,496,705	1,814,855

Cash flows from investing activities:
Purchases of property and equipment	(758,450)	(693,918)
Proceeds from sales of property and equipment	4,168	2,424
Net cash provided by (used in) investing activities	(754,282)	(691,494)

Cash flows from financing activities:
Repayments of long-term obligations	(11,937)	(509,629)
Costs associated with issuance of debt	—	(487)
Payments of cash dividends	(260,307)	(259,718)
Other equity and related transactions	(19,090)	(1,536)
Net cash provided by (used in) financing activities	(291,334)	(771,370)
Net increase (decrease) in cash and cash equivalents	451,089	351,991
Cash and cash equivalents, beginning of period	1,138,501	932,576
Cash and cash equivalents, end of period	$1,589,590	$1,284,567

Supplemental noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$845,860	$859,724
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$146,552	$117,281

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of July 31, 2026, and results of operations for the 13-week and 26-week accounting periods ended July 31, 2026 and August 1, 2025, have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $16.8 million and $62.3 million in the respective 13-week periods, and $25.3 million and $74.6 million in the respective 26-week periods, ended July 31, 2026 and August 1, 2025. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

We utilize supply chain finance programs whereby qualifying suppliers may elect at their sole discretion to sell our payment obligations to designated third-party financial institutions. As of July 31, 2026 and January 30, 2026, the amount of obligations outstanding that the Company has confirmed with the financial institutions under the supply chain finance program were $406.3 million and $385.2 million, respectively.

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

2.	Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended July 31, 2026			13 Weeks Ended August 1, 2025
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$550,315	220,606	$2.49	$411,426	220,090	$1.87
Effect of dilutive share-based awards		899			764
Diluted earnings per share	$550,315	221,505	$2.48	$411,426	220,854	$1.86

	26 Weeks Ended July 31, 2026			26 Weeks Ended August 1, 2025
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$994,442	220,477	$4.51	$803,354	220,038	$3.65
Effect of dilutive share-based awards		1,055			457
Diluted earnings per share	$994,442	221,532	$4.49	$803,354	220,495	$3.64

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were approximately 0.0 million for the 13-week and 26-week periods ended July 31, 2026, and 0.1 million for the 13-week and 26-week periods ended August 1, 2025.

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

As of July 31, 2026, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $10.8 million, $2.4 million and $0.8 million, respectively, for a total of $14.0 million. The uncertain tax liability is reflected in noncurrent other liabilities in the consolidated balance sheet.

The Company’s reserve for uncertain tax positions is expected to be reduced by $3.0 million in the coming twelve months resulting from expiring statutes of limitations or settlements. As of July 31, 2026, approximately $10.8 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

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

The effective income tax rate for the 13-week and 26-week periods ended July 31, 2026 were 24.2% and 24.5% respectively, compared to rates of 23.5% and 23.4% for the 13-week and 26-week periods ended August 1, 2025. The effective income tax rate was higher for the 13-week and 26-week periods in 2026 than the comparable 13-week and 26-week periods in 2025 primarily due to expired federal tax credits, partially offset by a reduced state effective tax rate.

The Company received a significant income tax benefit from wages paid to certain newly hired employees who qualified for federal jobs credits, principally the Work Opportunity Tax Credit (“WOTC”), in prior periods. The WOTC program previously authorized under the Consolidated Appropriations Act of 2021 expired for employees hired after December 31, 2025. For the 13-week and 26-week periods ended July 31, 2026, the expiration of the WOTC program negatively impacted our effective tax rate and, absent reauthorization, will continue to negatively impact future quarters.

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

4.Leases

As of July 31, 2026, the Company’s primary leasing activities were real estate leases for most of its retail store locations and certain of its distribution facilities. Substantially all of the Company’s leases are classified as operating leases, and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. Finance lease assets are included in net property and equipment, and finance lease liabilities are included in long-term obligations, in the consolidated balance sheets. At July 31, 2026, the weighted-average remaining lease term for the Company’s operating leases was 9.0 years, and the weighted average discount rate for such leases was 4.7%. Operating lease costs are reflected as selling, general and administrative costs in the consolidated statements of income. For the 26-week periods ended July 31, 2026 and August 1, 2025, such costs were $1.02 billion and $0.98 billion, respectively. Cash paid for amounts included in the measurement of operating lease liabilities of $1.03 billion and $0.99 billion, respectively, were reflected in cash flows from operating activities in the consolidated statements of cash flows for the 26-week periods ended July 31, 2026 and August 1, 2025.

5.	Current and long-term obligations

Current and long-term obligations consist of the following:

	July 31,	January 30,
(In thousands)	2026	2026
Revolving Facility	$—	$—
Unsecured commercial paper notes	—	—
4.125% Senior Notes due May 1, 2028 (net of discount of $100 and $128)	499,900	499,872
5.200% Senior Notes due July 5, 2028 (net of discount of $59 and $73)	499,941	499,927
3.500% Senior Notes due April 3, 2030 (net of discount of $274 and $309)	964,563	968,370
5.000% Senior Notes due November 1, 2032 (net of discount of $1,635 and $1,744)	698,365	698,256
5.450% Senior Notes due July 5, 2033 (net of discount of $1,195 and $1,264)	998,805	998,736
4.125% Senior Notes due April 3, 2050 (net of discount of $4,413 and $4,467)	495,587	495,533
5.500% Senior Notes due November 1, 2052 (net of discount of $278 and $280)	299,722	299,720
Other	140,506	148,666
Debt issuance costs, net	(26,574)	(28,798)
	$4,570,815	$4,580,282
Less: current portion	(12,670)	(14,401)
Long-term obligations	$4,558,145	$4,565,881

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

Borrowings under the Revolving Facility bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) Adjusted Term SOFR (which is Term SOFR (as published by CME Group Benchmark Administration Limited) plus a credit spread adjustment of 0.10%) or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of July 31, 2026 was 1.015% for Adjusted Term SOFR borrowings and 0.015% for base-rate borrowings. The Company is also required to pay a facility fee, payable on any used and unused commitment amounts of the Revolving Facility, and customary fees on letters of credit issued under the Revolving Facility. As of July 31, 2026, the facility fee rate was 0.11%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Revolving Facility are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings.

The credit agreement governing the Revolving Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or changes in the Company’s lines of business; and incur additional subsidiary indebtedness. The credit agreement governing the Revolving Facility also contains financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. The credit agreement governing the Revolving Facility also contains customary events of default. As of July 31, 2026, the Company was in compliance with all covenants pertaining to the Revolving Facility.

As of July 31, 2026, the Company had no outstanding borrowings, no outstanding letters of credit, and $2.375 billion of borrowing availability under the Revolving Facility that, due to the Company’s intention to maintain borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $2.18 billion. In addition, as of July 31, 2026, the Company had outstanding letters of credit of $54.4 million which were issued pursuant to separate agreements.

Commercial Paper

As of July 31, 2026, the Company had a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”) from time to time in an aggregate amount not to exceed $2.0 billion outstanding at any time. The CP Notes may have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of July 31, 2026, the Company’s consolidated balance sheet reflected no outstanding unsecured CP Notes. CP Notes totaling $195.0 million at July 31, 2026 and January 30, 2026, were held by a wholly-owned subsidiary of the Company and are therefore not reflected in the consolidated balance sheets.

6.	Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of July 31, 2026.

The following table presents the Company’s liabilities required to be measured at fair value as of July 31, 2026, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant	Total Fair
	Assets and	Observable	Unobservable	Value at
	Liabilities	Inputs	Inputs	July 31,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2026
Liabilities:
Current and long-term obligations (a)	$4,272,726	$140,506	$—	$4,413,232
Deferred compensation (b)	56,917	—	—	56,917
(a)	Included in the consolidated balance sheet at book value as current portion of long-term obligations of $12,670 and long-term obligations of $4,558,145.
(b)	Reflected at fair value in the consolidated balance sheet as accrued expenses and other current liabilities of $2,431 and noncurrent other liabilities of $54,486.

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

The Company manages its business on the basis of one reportable operating segment. As of July 31, 2026, the Company’s retail store operations were primarily located within the United States. Certain product sourcing and other operations are located outside the United States, which collectively are not material with regard to assets, results of operations or otherwise to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(in thousands)	2026	2025	2026	2025
Classes of similar products:
Consumables	$9,263,012	$8,819,919	$18,155,480	$17,456,599
Seasonal	1,187,704	1,106,059	2,272,047	2,129,002
Home products	536,574	511,842	1,059,552	1,019,018
Apparel	303,090	289,917	590,266	559,097
Net sales	$11,290,380	$10,727,737	$22,077,345	$21,163,716

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

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(in thousands)	2026	2025	2026	2025
Net sales	$11,290,380	$10,727,737	$22,077,345	$21,163,716
Less:
Shrink included in cost of goods sold	149,289	146,586	302,426	322,689
Cost of goods sold, excluding shrink(b)	7,460,170	7,219,483	14,683,526	14,248,071
Interest expense, net	42,883	57,727	90,121	122,331
Income tax expense	175,966	126,275	323,117	245,856
Other segment items (a)(b)	2,911,757	2,766,240	5,683,713	5,421,415
Consolidated net income	$550,315	$411,426	$994,442	$803,354

(a) Other segment items include all remaining SG&A expenses and other (income) expense as disclosed in the consolidated statements of income which were not deemed individually significant for disclosure. These expense items include rent expense as disclosed in Note 4.

(b) Depreciation and amortization expense included in cost of goods sold, SG&A expenses and interest expense, net was approximately $277.5 million and $256.8 million for the 13-week periods and $548.3 million and $509.6 million for the 26-week periods ended July 31, 2026 and August 1, 2025, respectively.

9.	Common stock transactions

As of July 31, 2026, the Company had approximately $1.38 billion available under its Board of Directors (“Board”) authorized common stock repurchase program. The repurchase authorization has no expiration date and allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. The timing, manner and number of shares repurchased will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. Repurchases under the program may be funded from available cash or borrowings, including under the Revolving Facility and issuance of CP Notes discussed in further detail in Note 5, or otherwise.

During the 26-week periods ended July 31, 2026 and August 1, 2025, the Company repurchased no shares of its common stock in the open market.

The Company paid a cash dividend of $0.59 per share during the second quarter of 2026. In August 2026, the Board declared a quarterly cash dividend of $0.59 per share, which is payable on or before October 20, 2026, to shareholders of record on October 6, 2026. The amount and declaration of future cash dividends is subject to the sole discretion of the Board and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, excess debt capacity, and other factors that the Board may deem relevant in its sole discretion.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Dollar General Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of July 31, 2026, the related consolidated statements of income, comprehensive income, and shareholders’ equity for the thirteen and twenty-six week periods ended July 31, 2026 and August 1, 2025, and cash flows for the twenty-six week periods ended July 31, 2026 and August 1, 2025, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 27, 2026

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 21,148 stores located in 48 U.S. states and Mexico as of July 31, 2026, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes national brands from leading manufacturers, as well as our own private brand selections with prices often at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) from our convenient small-box locations.

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

Uncertainty remains regarding the potential impact of tariffs on consumer behavior and our business. Tariff rates on both direct imports and domestic purchases did not materially impact our financial results for the second quarter of 2026. The tariff environment remains dynamic, and the specific tariffs applicable to goods imported by us and our suppliers into the U.S. may continue to evolve. Tariff rate increases or expansions of tariff coverage affecting the products that we sell could have a significant impact on our business and on our customers’ budgets. We continue to monitor developments and will evaluate the impact of any tariff rate changes on our business and take action to mitigate such impact. There can be no assurance we will be successful in our efforts, or that pricing actions, including any future price increases, will not adversely affect customer behavior. During the second quarter of 2026, we began receiving cash refunds related to IEEPA tariffs that we had previously paid. We received the majority of the expected refunds during the quarter and reinvested a substantial portion of the refunds in our customer value proposition through targeted promotional activities and lower everyday prices.

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

We seek to drive profitable sales growth through initiatives aimed at increasing customer traffic and average transaction amount. Historically, sales in our consumables category, which tend to have lower gross margins, have been key drivers of net sales and customer traffic, while sales in our non-consumables categories, which tend to have higher gross margins, have been key drivers of more profitable sales growth and average transaction amount. Our sales mix remains heavily weighted towards consumables, although non-consumables have outpaced consumables in same-store sales growth for the last six consecutive quarters. Certain of our initiatives are intended to better optimize our sales mix; however, there can be no assurances that these efforts will be successful.

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

Inventory shrink has significantly improved from elevated levels in recent years, and although damages remain elevated, we made progress reducing damages in the second quarter of 2026. We continue to implement actions designed to drive sustained improvement in both shrink and damages.

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

We also remain focused on capturing growth opportunities. In 2026, we plan to open approximately 450 new stores (as well as approximately 10 stores in Mexico), remodel approximately 2,000 stores through Project Renovate, remodel approximately 2,250 stores through Project Elevate, and relocate approximately 20 stores, for a total of 4,730 real estate projects. As part of this plan, in the second quarter of 2026 we opened a total of 126 new stores, including 1 store in Mexico, remodeled 665 stores through Project Renovate and 711 stores through Project Elevate, relocated 5 stores and closed 33 stores.

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

Finally, pOpshelf, our unique retail concept focused on categories such as seasonal and home décor, health and beauty, home cleaning supplies, and party and entertainment goods, represents an additional potential growth opportunity. At the end of the second quarter of 2026, we operated 179 standalone pOpshelf stores. We continue to take focused actions designed to improve the performance of pOpshelf stores, although there can be no assurances that our efforts will be successful.

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

We believe ongoing inflationary pressures could continue to affect our vendors and customers and our operating results. Both inflation and higher interest rates have significantly increased new store opening costs and occupancy costs in recent years and, while new store returns remain strong, these increased costs have negatively impacted our projected new store returns and influenced our new store growth plans. Furthermore, we incurred significantly higher fuel costs in the second quarter of 2026, and we expect this trend to continue for an uncertain duration.

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

To further enhance shareholder returns, we pay a quarterly cash dividend. The declaration and amount of future dividends are subject to Board discretion and approval, although we currently expect to continue paying quarterly cash dividends. Consistent with our capital allocation framework and supported by the progress we have made in strengthening our balance sheet and cash flow, we currently expect to resume share repurchases under our existing Board-approved share repurchase program during the second half of 2026.

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

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2026	2025	2026	2025
Same-store sales	3.5%	2.8%	2.7%	2.6%

Average sales per square foot is calculated based on total sales for the preceding four quarters as of the ending date of the reporting period divided by the average selling square footage as of the end of the most recent five quarters.

	July 31,	August 1,
	2026	2025
Average sales per square foot	$273	$266

Inventory turnover is calculated based on total cost of goods sold for the preceding four quarters as of the ending date of the reporting period divided by the average inventory balance as of the end of the most recent five quarters.

	July 31,	August 1,
	2026	2025
Inventory turnover	4.6	4.3

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2026 and 2025, which represent the 52-week fiscal years ending or ended January 29, 2027 and January 30, 2026, respectively. References to the second quarter accounting periods for 2026 and 2025 contained herein refer to the 13-week accounting periods ended July 31, 2026 and August 1, 2025, respectively.

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

The following tables contain results of operations data for the second 13-week periods and the 26-week periods of 2026 and 2025, and the dollar and percentage variances among those periods. Basis point amounts referred to below are equal to 0.01% as a percentage of net sales:

	13 Weeks Ended			26 Weeks Ended
(amounts in millions, except	July 31,	August 1,	%	July 31,	August 1,	%
per share amounts)	2026	2025	Change	2026	2025	Change
Net sales	$11,290.4	$10,727.7	5.2%	$22,077.3	$21,163.7	4.3%
Cost of goods sold	7,609.5	7,366.1	3.3	14,986.0	14,570.8	2.8
Gross profit	3,680.9	3,361.7	9.5	7,091.4	6,593.0	7.6
Selling, general and administrative expenses	2,911.8	2,766.2	5.3	5,683.7	5,421.4	4.8
Operating profit	769.2	595.4	29.2	1,407.7	1,171.5	20.2
Interest expense, net	42.9	57.7	(25.7)	90.1	122.3	(26.3)
Income before income taxes	726.3	537.7	35.1	1,317.6	1,049.2	25.6
Income tax expense	176.0	126.3	39.4	323.1	245.9	31.4
Net income	$550.3	$411.4	33.8%	$994.4	$803.4	23.8%
Diluted earnings per share	$2.48	$1.86	33.3%	$4.49	$3.64	23.4%

	13 Weeks Ended			26 Weeks Ended
	July 31,	August 1,	Basis Point	July 31,	August 1,	Basis Point
(Percent of Net Sales)	2026	2025	Change	2026	2025	Change
Net sales	100.00%	100.00%		100.00%	100.00%
Cost of goods sold	67.40	68.66	(127)	67.88	68.85	(97)
Gross profit	32.60	31.34	127	32.12	31.15	97
Selling, general and administrative expenses	25.79	25.79	-	25.74	25.62	13
Operating profit	6.81	5.55	126	6.38	5.54	84
Interest expense, net	0.38	0.54	(16)	0.41	0.58	(17)
Income before income taxes	6.43	5.01	142	5.97	4.96	101
Income tax expense	1.56	1.18	38	1.46	1.16	30
Net income	4.87%	3.84%	104	4.50%	3.80%	71

13 WEEKS ENDED JULY 31, 2026 AND AUGUST 1, 2025

Net Sales. For the 2026 period, net sales increased 5.2% to $11.29 billion. The net sales increase in the 2026 period was primarily due to a same-store sales increase of 3.5% compared to the 2025 period and sales from new stores, partially offset by the impact of store closures. The increase in same-store sales reflects a 2.0% increase in customer traffic and a 1.5% increase in average transaction amount. The increase in average transaction amount was driven by higher average retail prices partially offset by a decrease in items per transaction. Same-store sales increased in the consumables, seasonal, home products, and apparel categories. For the 2026 period, there were 20,476 same-stores, which accounted for sales of $11.00 billion.

The amount of net sales represented by each of our product categories for the 13 weeks ended July 31, 2026, and August 1, 2025, as well as the percentage change between such periods, were as follows:

	13 Weeks Ended
	July 31,	August 1,	%
(amounts in millions)	2026	2025	Change
Net sales by category:
Consumables	$9,263.0	$8,819.9	5.0%
Seasonal	1,187.7	1,106.1	7.4
Home products	536.6	511.8	4.8
Apparel	303.1	289.9	4.5
Net sales	$11,290.4	$10,727.7	5.2%

The percentage of net sales represented by each of our product categories for the 13 weeks ended July 31, 2026, and August 1, 2025, were as follows:

	13 Weeks Ended
	July 31,	August 1,
	2026	2025
Net sales by category:
Consumables	82.05%	82.22%
Seasonal	10.52	10.31
Home products	4.75	4.77
Apparel	2.68	2.70
Net sales	100.00%	100.00%

Gross Profit. For the 2026 period, gross profit increased by 9.5%, and as a percentage of net sales increased by 127 basis points to 32.6%, compared to the 2025 period. The increase in the gross profit rate was driven primarily by tariff refunds, a lower LIFO provision, and lower distribution costs, partially offset by increased markdowns and increased transportation costs. We estimate the gross profit benefit of tariff refunds after related reinvestments, primarily through promotional and permanent markdowns, was approximately 81 basis points.

Selling, General & Administrative Expenses (“SG&A”). SG&A was 25.8% as a percentage of net sales in the 2026 period compared to 25.8% in the comparable 2025 period. The primary expense that was a higher percentage of net sales in the current year period was depreciation and amortization, offset by rent, which was lower as a percentage of net sales.

Interest Expense, net. Interest expense, net decreased by $14.8 million to $42.9 million in the 2026 period primarily due to lower average outstanding borrowings.

Income Taxes. The effective income tax rate for the 2026 period was 24.2% compared to a rate of 23.5% for the 2025 period. The tax rate for the 2026 period was higher than the comparable 2025 period primarily due to expired federal tax credits, partially offset by a reduced state effective tax rate.

26 WEEKS ENDED JULY 31, 2026 AND AUGUST 1, 2025

Net Sales. For the 2026 period, net sales increased 4.3% to $22.08 billion. The net sales increase in the 2026 period was primarily due to a same-store sales increase of 2.7% compared to the 2025 period and sales from new stores, partially offset by the impact of store closures. The increase in same-store sales reflects a 1.7% increase in customer traffic and a 1.0% increase in average transaction amount. The increase in average transaction amount was driven by higher average retail prices partially offset by a decrease in items per transaction. Same-store sales increased in the consumables, seasonal, home products, and apparel categories. For the 2026 period, there were 20,476 same-stores which accounted for sales of $21.49 billion.

The amount of net sales represented by each of our product categories for the 26 weeks ended July 31, 2026, and August 1, 2025, as well as the percentage change between such periods, were as follows:

	26 Weeks Ended
	July 31,	August 1,	%
(amounts in millions)	2026	2025	Change
Net sales by category:
Consumables	$18,155.5	$17,456.6	4.0%
Seasonal	2,272.0	2,129.0	6.7
Home products	1,059.6	1,019.0	4.0
Apparel	590.3	559.1	5.6
Net sales	$22,077.3	$21,163.7	4.3%

The percentage of net sales represented by each of our product categories for the 26 weeks ended July 31, 2026, and August 1, 2025, were as follows:

	26 weeks ended
	July 31,	August 1,
	2026	2025
Net sales by category:
Consumables	82.24%	82.49%
Seasonal	10.29	10.06
Home products	4.80	4.81
Apparel	2.67	2.64
Net sales	100.00%	100.00%

Gross Profit. For the 2026 period, gross profit increased by 7.6%, and as a percentage of net sales increased by 97 basis points to 32.1%, compared to the 2025 period. The increase in the gross profit rate was driven primarily by tariff refunds, higher inventory markups, a lower LIFO provision, lower inventory damages and lower shrink, partially offset by increased markdowns and increased transportation costs. We estimate the gross profit benefit of tariff refunds after related reinvestments, primarily through promotional and permanent markdowns, was approximately 41 basis points.

Selling, General & Administrative Expenses. SG&A was 25.7% as a percentage of net sales in the 2026 period compared to 25.6% in the comparable 2025 period, an increase of 13 basis points. The primary expense that was a higher percentage of net sales in the current year period was depreciation and amortization, partially offset by lower incentive compensation.

Interest Expense, net. Interest expense, net decreased by $32.2 million to $90.1 million in the 2026 period primarily due to lower average outstanding borrowings.

Income Taxes. The effective income tax rate for the 2026 period was 24.5% compared to a rate of 23.4% for the 2025 period. The tax rate for the 2026 period was higher than the comparable 2025 period primarily due to expired federal tax credits, partially offset by a reduced state effective tax rate.

Liquidity and Capital Resources

We believe our cash flow from operations and existing cash balances, combined with availability under the unsecured revolving credit facility (the “Revolving Facility”), the unsecured commercial paper notes (the “CP Notes”) and access to the debt markets, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, and anticipated dividend payments and share repurchases for a period that includes the next twelve months as well as the next several years. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations. All of our material borrowing arrangements are described in greater detail in Note 5 to the unaudited consolidated financial statements.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 42% of our total assets, exclusive of operating lease assets, goodwill and other intangible assets, as of July 31, 2026. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year, as discussed under “Changes in Cash Flows” below. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

From time to time, we are involved in various legal matters as discussed in Note 7 to the unaudited consolidated financial statements, some of which could potentially result in material cash payments. Adverse developments in these matters could materially and adversely affect our liquidity.

Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will maintain or improve our current credit ratings, particularly, if we are unable to maintain or improve our financial ratios to levels deemed acceptable to the rating agencies. The credit ratings for our borrowings are as follows:

Rating Agency	Senior unsecured debt rating	Commercial paper rating	Outlook
Moody’s	Baa3	P-3	Stable outlook
Standard & Poor’s	BBB	A-2	Stable outlook

Changes in Cash Flows

Unless otherwise noted, all references to the 2026 and 2025 periods in the discussion of cash flows from operating, investing and financing activities below refer to the 26-week periods ended July 31, 2026 and August 1, 2025, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $1.5 billion in the 2026 period, which represents a $318.2 million decrease compared to the 2025 period. Net income increased $191.1 million in the 2026 period compared to the 2025 period. Changes in accounts payable resulted in a $275.5 million increase in the 2026 period compared to a $111.2 million increase in the 2025 period, due primarily to the timing of inventory receipts and related payments. Changes in merchandise inventories resulted in a $249.0 million decrease in the 2026 period as compared to an increase of $44.7 million in the 2025 period as further discussed below. Changes in prepaid expenses and other current assets resulted in a $169.4 million decrease in the 2026 period as compared to a decrease of $25.7 million in the 2025 period, due primarily to an increase in vendor receivables. Changes in accrued expenses resulted in a $74.7 million increase in the 2026 period compared to a $167.3 million increase in the 2025 period, due primarily to the timing of accruals and payments for incentive compensation. Changes in income taxes in the 2026 period compared to the 2025 period are primarily due to the amount of income tax accrued and timing of payments.

On an ongoing basis, we closely monitor and manage our inventory balances, which may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Total merchandise inventories increased 3% in the 2026 period compared to a decrease of 2% in the 2025 period. Percent changes in our four inventory categories for the 2026 period compared to the 2025 period were as follows:

	26 Weeks Ended
	July 31,	August 1,
Increase (decrease)	2026	2025
Consumables	5%	(1)%
Seasonal	(1)	(2)
Home products	7	(3)
Apparel	(9)	(4)

On a per store basis, inventories at July 31, 2026, decreased by 2.7% compared to the balances at August 1, 2025.

Cash flows from investing activities. Significant components of property and equipment purchases included the following approximate amounts:

	26 Weeks Ended
	July 31,	August 1,
(amounts in millions, except store count amounts)	2026	2025
Existing stores improvements, upgrades, remodels, and relocations	$414.5	$365.4
Distribution and transportation-related capital expenditures	168.2	151.1
New stores primarily for leasehold improvements, fixtures and equipment	132.7	142.8
Information systems upgrades and technology-related projects	31.1	32.2
Other	12.0	2.4
Total purchases of property and equipment	$758.5	$693.9

Store Counts
New stores	321	360
Remodeled or relocated (a)	2,757	2,586

(a) Remodeled store counts include 1,324 stores through Project Renovate and 1,422 stores through Project Elevate.

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

Cash flows from financing activities. During the 2026 and 2025 periods, we paid cash dividends of $260.3 million and $259.7 million, respectively.

Share Repurchase Program

As of July 31, 2026, our common stock repurchase program had a total remaining authorization of approximately $1.38 billion. The authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. Although to preserve our investment grade credit rating and maintain financial flexibility we have not repurchased shares under this program since 2022, it remains an important part of our broader capital allocation strategy, and we anticipate resuming share repurchases in the second half of fiscal 2026. The repurchase authorization has no expiration date, and future repurchases will depend on a variety of factors, including price, market conditions, compliance with the covenants and restrictions under our debt agreements, cash requirements, excess debt capacity, results of operations, financial condition and other factors. The repurchase program may be modified or terminated from time to time at the discretion of our Board of Directors. For more about our share repurchase program, see Note 9 to the unaudited consolidated financial statements contained in Part I, Item 1 of this report.

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

(b)Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of implementing a new enterprise resource planning (ERP) system, which will replace significant portions of our financial and human resources systems. The ERP system is designed to accurately maintain the Company’s financial and human resources records. The implementation is being executed in phases throughout 2026 and 2027. The first phase, consisting of the consolidated financial reporting platform, was successfully implemented and went live in the second quarter of 2026. Future phases are expected to include human resources/payroll, procurement, and merchandise payables. As these implementations occur, the Company will evaluate whether the related process changes result in material changes to the design or effectiveness of internal control over financial reporting.

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

ITEM 5.OTHER INFORMATION.

Insider Trading Arrangements. During our fiscal quarter ended July 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS.

See the Exhibit Index to this report immediately before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (effective May 28, 2021) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (effective March 23, 2023) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 24, 2023 (file no. 001-11421))

10.1

Form of Restricted Stock Unit Award Agreement (approved May 27, 2026) for awards beginning May 2026 to non-employee directors of Dollar General Corporation pursuant to the Dollar General Corporation 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2026, filed with the SEC on June 2, 2026 (file no. 001-11421))

15	Letter re unaudited interim financial information
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350
101

Interactive data files for Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited)

104	The cover page from Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2026 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	August 27, 2026	By:	/s/ Donny H. Lau
Donny H. Lau Executive Vice President & Chief Financial Officer